Form 10-Q
period 2004-07-02
JOHNSONDIVERSEY HOLDINGS INC
filed 2004-08-12
CIK 1262768

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2004

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

There is no public trading market for the registrant’s common stock. As of August 6, 2004, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

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

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	July 2, 2004	January 2, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,230	$24,543
Accounts receivable, less allowance of $28,953 and $28,089, respectively	486,746	618,991
Accounts receivable – related parties	44,028	27,527
Inventories	266,849	263,397
Deferred income taxes	22,916	20,165
Other current assets	112,575	97,928

Total current assets	959,344	1,052,551
Property, plant and equipment, net	560,399	595,483
Capitalized software, net	103,922	107,947
Goodwill, net	1,179,477	1,237,671
Other intangibles, net	399,626	418,622
Deferred income taxes	95,301	97,189
Long-term receivables – related parties	88,304	87,663
Other assets	77,738	85,780

Total assets	$3,464,111	$3,682,906

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$67,755	$124,228
Current portion of long-term debt	13,269	27,812
Accounts payable	307,872	298,202
Accounts payable – related parties	79,249	62,346
Accrued expenses	390,783	440,144

Total current liabilities	858,928	952,732
Pension and other post-retirement benefits	241,874	253,787
Long-term borrowings	1,502,117	1,586,295
Long-term payables – related parties	27,977	28,309
Other liabilities	93,614	101,352

Total liabilities	2,724,510	2,922,475

Commitments and contingencies (Note 17)	—	—
Class B common stock subject to put and call options – $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	467,000	467,000
Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	68,439	68,081
Retained earnings	88,611	81,636
Accumulated other comprehensive income	116,953	145,401
Notes receivable from officers	(1,402)	(1,687)

Total stockholders’ equity	272,601	293,431

Total liabilities, class B common stock and stockholders’ equity	$3,464,111	$3,682,906

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$784,177	$725,126	$1,534,462	$1,391,975
Sales agency fee income	22,677	22,913	45,571	44,161

	806,854	748,039	1,580,033	1,436,136
Cost of sales	448,847	408,655	881,924	787,906

Gross profit	358,007	339,384	698,109	648,230
Selling, general and administrative expenses	274,725	273,118	554,663	526,134
Research and development expenses	18,576	17,049	37,019	34,294
Restructuring expense	2,498	6,792	7,550	13,301

Operating profit	62,208	42,425	98,877	74,501
Other expense (income):
Interest expense	40,191	40,240	80,052	79,816
Interest income	(830)	(741)	(1,954)	(1,927)
Other expense (income), net	2,102	(200)	2,217	(3,150)

Income before income taxes, minority interests and discontinued operations	20,745	3,126	18,562	(238)
Provision for income taxes	8,998	1,249	8,445	46

Income before minority interests and discontinued operations	11,747	1,877	10,117	(284)
Minority interests in net income of subsidiaries	82	52	161	51

Income from continuing operations	11,665	1,825	9,956	(335)
Income from discontinued operations, net of income taxes of $634, $1,538, $947 and $2,135 (Note 6)	1,839	2,259	2,258	3,132

Net income	$13,504	$4,084	$12,214	$2,797

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	July 2, 2004	July 4, 2003
	(unaudited)
Cash flows from operating activities:
Net income	$12,214	$2,797
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	75,009	59,431
Amortization of intangibles	17,628	17,544
Amortization of debt issuance costs	6,644	5,118
Interest accrued on long-term receivables - related parties	(1,823)	—
Interest accreted on notes payable	16,380	14,769
Deferred income taxes	(3,113)	(8,169)
Gain from divestitures	(2,044)	(1,295)
Loss on property disposals	762	4,653
Gain on discontinued operations	(989)	—
Other	165	(532)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable	(44,397)	(57,940)
Accounts receivable securitization	47,700	(3,700)
Inventories	(16,051)	(17,431)
Other current assets	(16,512)	17,213
Other assets	2,396	(984)
Accounts payable and accrued expenses	3,201	(7,765)
Other liabilities	(11,525)	3,869

Net cash provided by operating activities	85,645	27,578
Cash flows from investing activities:
Capital expenditures	(39,012)	(48,466)
Expenditures for capitalized computer software	(12,828)	(13,061)
Cash from property disposals	2,621	3,777
Acquisitions of businesses	(3,801)	(5,315)
Proceeds from divestitures	48,757	835

Net cash used in investing activities	(4,263)	(62,230)
Cash flows from financing activities:
Proceeds from short-term borrowings	41,145	73,765
Repayments of long-term borrowings	(96,575)	(65,473)
Capital contributions	359	—
Retirement of preferred stock	—	—
Payment of debt issuance costs and fees	(1,337)	—
Dividends paid	(7,897)	(5,300)

Net cash provided by (used in) financing activities	(64,305)	2,992

Effect of exchange rate changes on cash and cash equivalents	(15,031)	20,884

Change in cash and cash equivalents	1,687	(10,776)
Beginning balance	24,543	59,273

Ending balance	$26,230	$48,497

Supplemental cash flows information
Cash paid during the period:
Interest	$53,731	$56,503
Income taxes	7,517	6,695

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2004

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of July 2, 2004 and its results of operations and cash flows for the three and six month periods ended July 2, 2004 have been included. The results of operations for the three and six month periods ended July 2, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2004.

In order to achieve alignment with its functional cost structure, beginning with fiscal year 2004, the Company reclassified certain technical customer support costs from selling, general and administrative expenses to cost of sales. Prior year amounts have been reclassified for consistency. Related technical customer support costs were $5,423 and $2,009 for the three months ended July 2, 2004 and July 4, 2003, respectively; and $9,355 and $4,073 for the six months ended July 2, 2004 and July 4, 2003, respectively.

Certain other prior period amounts have been reclassified to conform with current period presentation.

All monetary amounts, excluding share data, are stated in thousands.

3. New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” In fiscal year 2003, the Company adopted SFAS No. 132, as revised, for all U.S.-based plans. SFAS No. 132, as revised, requires additional disclosures in year-end reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. As permitted by this standard, the Company will adopt the annual disclosure provisions for all foreign plans for the year ending December 31, 2004. SFAS No. 132, as revised, also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. The Company has adopted the interim-period disclosure requirements of SFAS No. 132, as revised, for its U.S.-based defined benefit and non-pension postretirement plans effective January 3, 2004. Because SFAS No. 132, as revised, pertains only to disclosure provisions, the Company’s adoption of SFAS No. 132, as revised, did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2004

(unaudited)

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” with an effective date for fiscal years ending after December 7, 2003. FSP 106-1 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. The Company does not believe that it needs to amend its postretirement health care plans in order to benefit from the federal subsidy. As permitted by FSP 106-1, the Company made a one-time election to defer accounting for the effect of the Act until specific authoritative guidance is issued. Therefore, in accordance with FSP 106-1, the net periodic postretirement benefit cost included in the Company’s financial statements and accompanying notes does not reflect the effects of the Act on its plans. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. Although not expected to be material, at this time the Company cannot provide a reasonable estimate of the impact of the Act on its consolidated financial condition, results of operations or cash flows.

4. Acquisitions

In November 2003, JDI acquired 50.1% of the outstanding shares of Daisan Kogyo Co., Ltd. (“Daisan”), Japan’s leading provider of commercial cleaning products and services to the food and beverage industry, for $12,076. JDI previously held 49.9% of the outstanding shares and accounted for its holding in Daisan on an equity basis. JDI completed a valuation exercise during the quarter ending July 2, 2004 and assigned $841 and $1,462 of the purchase price to customer lists and intellectual property, respectively. As of July 2, 2004 and January 2, 2004, goodwill recorded with respect to the acquisition was $5,459 and $7,762, respectively.

In October 2003, JDI acquired certain net assets of Southwest Auto-Chlor System L.P., an Austin, Texas-based business that markets and sells low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $13,577. In addition, JDI entered into non-compete arrangements with the sellers. JDI has preliminarily assigned $11,295 of the purchase price to customer lists and related contracts, pending completion of a valuation exercise. JDI did not record goodwill as a result of the transaction.

During the six months ending July 2, 2004, JDI acquired or purchased interest in three businesses associated with its professional segment for $3,801. None of the transactions were considered material to our consolidated results of operations.

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

During the six months ending July 2, 2004, JDI settled the pension adjustment – fully funded and pension adjustment – EBITDA with Unilever as provided for in the purchase agreement, and adjusted certain net tangible assets, resulting in an increase in acquisition goodwill of $1,954, substantially recorded in the second quarter. JDI and Unilever are continuing the settlement process relative to certain remaining purchase price and adjustments as provided for in the purchase agreement. Further adjustments are not expected to be significant and are anticipated to be finalized with Unilever by September 2004.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2004

(unaudited)

During the six months ending July 2, 2004, the Company reversed $4,040 of restructuring reserves previously established in purchase accounting, net of $1,160 of deferred taxes, resulting in a decrease in acquisition goodwill of $2,880 (see Note 11). These adjustments were substantially recorded in the second quarter.

6. Divestiture of the Whitmire Micro-Gen Business

As previously reported, the Company had determined that Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”), a wholly-owned subsidiary of JDI that manufactures and supplies insecticides and equipment to the professional pest management industry in the U.S., was no longer part of the overall corporate strategic focus and therefore had been seeking a buyer.

On June 10, 2004, JDI completed the sale of Whitmire to Sorex Holdings, Ltd., a leading European pest-control manufacturer headquartered in the United Kingdom, for $46.0 million cash and the assumption of certain liabilities. The purchase price is subject to various post-closing adjustments, principally with regard to changes in working capital, and provides for additional earnout provisions based on future Whitmire net sales. As of the divestiture date, Whitmire net assets totaled $45.0 million.

Effective with the second quarter of 2004, Whitmire, which was included in the Company’s professional segment, has been classified as a discontinued operation and, as such, the Company has made the required changes to the consolidated statement of income for the three and six month periods ended July 2, 2004 and restated the prior periods. Due to the immaterial impact of the divestiture on the consolidated balance sheets and consolidated statements of cash flows, no adjustments or restatements for discontinued operations have been made for the periods presented.

Income from discontinued operations for the three and six month periods ended July 2, 2004 and July 4, 2003 is comprised of the following:

	Three Months Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Income from operations before taxes	$1,484	$3,797	$2,216	$5,267
Gain on sale	989	—	989	—
Income tax provision	(634)	(1,538)	(947)	(2,135)

Income from discontinued operations	$1,839	$2,259	$2,258	$3,132

Net sales from discontinued operations for the three and six month periods ended July 2, 2004 and July 4, 2003 are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net sales	$9,295	$13,912	$18,688	$23,319

7. Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell on a continuous basis certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary of JDI. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and U.S. subsidiaries party to the agreement. JWPRC in turn sells an undivided interest in the total accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the percentage of total receivables deemed eligible. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.”

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2004

(unaudited)

On August 29, 2003, the Receivables Facility was amended to include certain additional U.S. subsidiaries of JDI, expand the total potential for securitization of trade receivables to $75,000 from the previous limit of $55,000, and change the facility term to 354 days from the date of closing, renewable without fee.

On October 24, 2003, the Receivables Facility was again amended to include certain United Kingdom subsidiaries of JDI and further expand the total potential for securitization of trade receivables to $100,000 (the “October 2003 amendment”). Prior to the October 2003 amendment, the beneficial interest of accounts receivable sold under the Receivables Facility was excluded from accounts receivable in the Company’s consolidated balance sheets in accordance with SFAS No. 140. As a result of the terms of the October 2003 amendment, limitations in the articles of incorporation of JWPRC and the requirements for sale defined in SFAS No. 140, JDI was no longer able to exclude the accounts receivable sold under the Receivables Facility from its consolidated balance sheets.

On January 5, 2004, the Receivables Facility was amended and restated to include the Company’s Italian subsidiary and further expand the total potential for securitization of trade receivables to $150,000.

During the six months ended July 2, 2004, JDI modified the articles of incorporation of JWPRC and obtained necessary legal opinions, in order for the amended Receivables Facility to be in compliance with the provisions of SFAS No. 140. As such, the Company has excluded accounts receivable sold under the Receivables Facility from the consolidated balance sheet at July 2, 2004.

As of July 2, 2004, the Conduit held $142,900 of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet. As of January 2, 2004, the Company included $95,200 of accounts receivable held by the Conduit in its consolidated balance sheet for the reasons noted above.

As of July 2, 2004, JDI had a retained interest of $122,097 in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the Company’s consolidated balance sheet at estimated fair value.

8. Inventories

The components of inventories are summarized as follows:

	July 2, 2004	January 2, 2004
Raw materials and containers	$64,402	$64,322
Finished goods	202,447	199,075

Total inventories	$266,849	$263,397

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $24,436 and $25,446 on July 2, 2004 and January 2, 2004, respectively.

9. Property, Plant and Equipment

Effective January 3, 2004, the Company changed its accounting estimates relating to depreciation. The estimated useful lives for dishwashing machines were changed to seven years from a range of five to 14 years to provide consistency in accounting treatment following the integration of acquisitions into a combined business unit. As a result of this change in accounting estimate, cost of sales was increased by $3.3 million and $6.3 million, for the three and six month periods ended July 2, 2004, respectively.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2004

(unaudited)

10. Indebtedness and Credit Arrangements

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

11. Restructuring Liabilities

During fiscal years 2002 and 2003, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). The Company’s exit plans provide for the planned termination of 1,299 employees, of which 1,167 and 998 were actually terminated as of July 2, 2004 and January 2, 2004, respectively.

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business (“restructuring plans”), primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal years 2002 and 2003, in connection with these restructuring plans, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. During the three months ended July 2, 2004 and July 4, 2003, the Company recognized liabilities of $2,686 and $5,350 for the involuntary termination of 74 and 62 additional pre-acquisition employees and $97 and $1,442 for additional other restructuring costs, respectively, which were recorded as restructuring expenses in accordance with SFAS No. 146. During the six months ended July 2, 2004 and July 4, 2003, the Company recognized net liabilities of $7,405 and $10,111 for the involuntary termination of 153 and 99 additional pre-acquisition employees and $145 and $3,190 for additional other restructuring costs, respectively, which were recorded as restructuring expenses in accordance with SFAS No. 146.

The Company’s restructuring plans provide for the planned termination of 514 pre-acquisition employees, of which 414 and 340 were actually terminated as of July 2, 2004 and January 2, 2004, respectively.

	Exit Plans			Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of January 2, 2004	$24,821	$3,411	$28,232	$5,173	$1,393	$6,566
Liability recorded as restructuring expense	—	—	—	4,719	333	5,052
Liability adjustments [2]	(149)	—	(149)	—	—	—
Cash paid [1]	(8,908)	(246)	(9,154)	(4,528)	(562)	(5,090)

Liability balances as of April 2, 2004	$15,764	$3,165	$18,929	$5,364	$1,164	$6,528

Liability recorded as restructuring expense	—	—	—	2,686	97	2,783
Liability adjustments [2].	(2,486)	(1,405)	(3,891)	—	(285)	(285)
Cash paid [1] .	(9,079)	(718)	(9,797)	(4,655)	(592)	(5,247)

Liability balances as of July 2, 2004	$4,199	$1,042	$5,241	$3,395	$384	$3,779

[1]	Cash paid includes the effects of foreign exchange rates.
[2]	Liability adjustments include reductions to previously established plan obligations based on revisions to initial assumptions.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2004

(unaudited)

12. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Revaluation losses (gains) on foreign currency denominated instruments and transactions	439	(2,177)	3,435	(4,672)
Foreign currency transaction and hyper- currency translation losses	3,106	1,054	2,221	1,868
Net (gains)/losses on sale of product lines	(61)	1,119	(2,044)	(341)
Non-recoverable sales tax assessments related to prior years	972	—	972	—
Compensation for partial termination of sales agency agreement[1]	(2,485)	—	(2,485)	—
Other	131	(196)	118	(5)

	$2,102	$(200)	$2,217	$(3,150)

[1]	In the second quarter of 2004, under terms provided for by the sales agency agreement and as a result of the disposal by Unilever of certain of its brands, JDI received compensation from Unilever related to the partial termination of sales agency relationships in certain countries, resulting in a gain of $2,485.

13. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for JDI’s defined benefit pension plans and other post-employment benefit plans for the three and six month periods ended July 2, 2004 and July 4, 2003 are as follows:

	Defined Pension Benefits
	Three Months Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Service cost	$7,793	$6,662	$15,169	$13,324
Interest cost	6,793	6,347	13,301	12,693
Expected return on plan assets	(5,057)	(4,415)	(9,964)	(8,830)
Amortization of net loss	1,706	1,596	3,328	3,193
Amortization of prior service cost	(21)	(5)	(41)	(10)
Amortization of transition obligation	65	60	125	120

Net periodic pension cost	$11,279	$10,245	$21,918	$20,490

	Other Post-Employment Benefits
	Three Months Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Service cost	$882	$741	$1,764	$1,483
Interest cost	1,220	1,228	2,441	2,455
Amortization of net loss	139	83	278	166
Amortization of prior service cost	9	—	18	—
Amortization of transition obligation	72	181	144	361

Net periodic benefit cost	$2,322	$2,233	$4,645	$4,465

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2004

(unaudited)

14. Stock-Based Compensation

JDI has a long-term incentive plan (the “Plan”) that provides for the right to purchase stock of Commercial Markets Holdco, Inc. (“Holdco”), the parent company of Holdings, for certain senior management of JDI. Prior to July 1, 2001, the Plan provided for the award of one share of restricted stock and one stock option for every four shares purchased. Shares are acquired at a formula value, which is an estimation of fair value by JDI based on overall Holdco performance. All restricted shares vest over a three-to-four year period from the grant date. Stock options have an exercise term of ten years from the date of grant. Also, employees that remain with JDI for four years after November 5, 1999 are granted debt forgiveness of at least 50% of the purchase price of the stock.

Subsequent to June 29, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options vest over four years and have an exercise period of seven years from the date of grant.

The Company recorded compensation expense of $574 and $426 related to restricted stock and debt forgiveness during the three months ended July 2, 2004 and July 4, 2003; and $1,147 and $627 related to restricted stock and debt forgiveness during the six months ended July 2, 2004 and July 4, 2003, respectively.

The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income by approximately $4,420 and $2,074 for the three months ended July 2, 2004 and July 4, 2003; and approximately $7,526 and $4,085 for the six months ended July 2, 2004 and July 4, 2003, respectively.

15. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended July 2, 2004 and July 4, 2003 are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2004	July 4, 2003	July 2, 2004	July 4, 2003
Net income	$13,504	$4,084	$12,214	$2,797
Foreign currency translation (loss) income	(4,744)	36,549	(31,174)	64,181
Unrealized gains (losses) on derivatives, net of tax	4,213	(2,538)	2,726	(4,283)

Total comprehensive income (loss)	$12,973	$38,095	$(16,234)	$62,695

16. Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

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

July 2, 2004

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

17. Commitments and Contingencies

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

JDI has purchase commitments for materials, supplies, and property, plant and equipment entered into in the ordinary conduct of business. In the aggregate, such commitments are not in excess of current market prices. Additionally, JDI normally commits to some level of marketing related expenditures that extend beyond the fiscal period. These marketing expenses are necessary in order to maintain a normal course of business and the risk associated with them is limited. It is not expected that these commitments will have a material effect on the JDI’s consolidated financial position, results of operations or cash flows.

JDI maintains environmental reserves for remediation and monitoring expenses at one of its domestic facilities. While the ultimate exposure to further remediation expense at these sites continues to be evaluated, JDI does not anticipate a material effect on its consolidated financial position or results of operations.

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2004

(unaudited)

18. Segment Information

Business segment information is summarized as follows. Income statement measures include results from continuing operations only.

	Three Months Ended or As Of July 2, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$730,455	$81,705	$(5,306)	$806,854
Operating profit	52,438	9,770	—	62,208
Depreciation and amortization	42,359	2,361	—	44,720
Interest expense	32,210	116	7,865	40,191
Interest income	834	234	(238)	830
Total assets	3,315,237	219,580	(70,706)	3,464,111
Goodwill, net	1,163,769	2,096	13,612	1,179,477
Capital expenditures, including capitalized computer software	26,703	1,163	—	27,866

	Three Months Ended or As Of July 4, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$680,934	$72,703	$(5,598)	$748,039
Operating profit	34,502	7,906	17	42,425
Depreciation and amortization	38,629	2,328	—	40,957
Interest expense	32,257	123	7,860	40,240
Interest income	639	162	(60)	741
Total assets	3,472,731	195,736	(62,664)	3,605,803
Goodwill, net	1,212,500	576	13,612	1,226,688
Capital expenditures, including capitalized computer software	34,244	998	—	35,242

	Six Months Ended or As Of July 2, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,426,439	$164,543	$(10,949)	$1,580,033
Operating profit	75,324	23,553	—	98,877
Depreciation and amortization	87,902	4,735	—	92,637
Interest expense	63,704	249	16,099	80,052
Interest income	1,919	440	(405)	1,954
Total assets	3,315,237	219,580	(70,706)	3,464,111
Goodwill, net	1,163,769	2,096	13,612	1,179,477
Capital expenditures, including capitalized computer software	49,359	2,481	—	51,840

	Six Months Ended or As Of July 4, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,302,061	$144,787	$(10,712)	$1,436,136
Operating profit	55,300	19,201	—	74,501
Depreciation and amortization	72,435	4,540	—	76,975
Interest expense	65,058	251	14,507	79,816
Interest income	1,854	336	(263)	1,927
Total assets	3,472,731	195,736	(62,664)	3,605,803
Goodwill, net	1,212,500	576	13,612	1,226,688
Capital expenditures, including capitalized computer software	57,940	2,160	1,427	61,527

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary:

We operate our business through Holdings’ sole subsidiary, JDI, and subsidiaries. We are a leading global marketer and manufacturer of cleaning, hygiene and appearance products and related services for the institutional and industrial cleaning and sanitation market. We are also a leading global supplier of environmentally compliant, water-based acrylic polymer resins for the industrial printing and packaging, coatings and plastics markets. We sell our products in more than 120 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and the Asia Pacific region.

For both the second quarter and the year-to-date, we have continued to increase net sales despite a challenging competitive and economic landscape and our significant on-going restructuring and integration programs. For the three months ended July 2, 2004, net sales increased $58.8 million, or 7.9%, as compared to the prior year and for the six months ended July 2, 2004, our net sales increased $144 million, or 10.0%, as compared to the prior year. Key contributors to our growth in net sales include the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($31.4 million and $98.0 million, respectively), the impact of our November 2003 acquisition of Daisan Kogyo Co., Ltd. ($13.4 million and $25.1 million, respectively), volume growth in Europe, Japan and Asia Pacific driven by new customer wins, and volume growth in the polymer segment due to increased global demand. Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, we achieved net sales growth of 2.4% and 1.8%, respectively, as compared to the prior year.

Our income from continuing operations significantly improved in the second quarter of 2004, increasing $9.8 million from the prior year and driving year-to-date income from continuing operations up $10.3 million from the prior year, primarily related to increased net sales and a reduction in restructuring expenses and related period costs charged to selling, general and administrative expenses. The successful integration of the DiverseyLever acquisition continued in the first half of 2004 as efficiencies and cost reductions gained through the synergies from restructuring and integration programs have contributed to the growth in income from continuing operations and have offset the gross profit margin impact from competitive and economic factors and a less profitable product mix. We continue to track ahead of schedule in achieving our target cost savings from the multi-year restructuring and integration program, which are projected to be at least $215 million by the end of fiscal year 2005.

In June 2004, JDI sold Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”), its wholly-owned subsidiary that manufactures and supplies insecticides and equipment to the professional pest management industry in the U.S., to Sorex Holdings, Ltd., a leading European pest-control manufacturer headquartered in the United Kingdom. As previously disclosed, we had determined that the Whitmire business was not part of the overall corporate strategic focus and therefore had been actively seeking a buyer. The transaction resulted in a net gain of $1.0 million, net of tax, with the proceeds of $46.0 million used to reduce debt. We have classified the Whitmire business as a discontinued operation and have restated the consolidated statements of income for both the current and prior year.

During the first half of 2004, our management team continued its focus on maximizing the cash flows of the business and further improved its management of working capital and global cash balances. During the six months ended July 2, 2004, JDI has repaid $98.0 million in term debt while at the same time complying with its debt covenants and increasing short-term borrowings by only $37.0 million. Despite the normal seasonal build in inventories and other cash outlays at the end of the second quarter, we have generated $58.1 million in additional cash from operations, excluding the impact of foreign currencies, and improved working capital by $140 million through an increase of JDI’s receivables securitization program to $143 million from $95.2 million at January 2, 2004, primarily from the addition of JDI’s Italian subsidiary to the program in January 2004, and from the proceeds of the Whitmire divestiture.

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

Goodwill and Long-Lived Assets. Management periodically reviews its long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its amortizing intangible assets and its other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete a fair value impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis. There were no known impairments or indicators of impairment identified during the three and six month periods ended July 2, 2004 or July 4, 2003.

Three Months Ended July 2, 2004 Compared to Three Months Ended July 4, 2003

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Net product and service sales:
Professional	$707,778	$658,021	$49,757	7.6%
Polymer (1)	76,399	67,105	9,294	13.8%

	784,177	725,126	59,051	8.1%

Sales agency fee income	22,677	22,913	(236)	-1.0%

	$806,854	$748,039	$58,815	7.9%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $29.7 million to the increase in net product and service sales for the three months ended July 2, 2004 as compared to the same period in the prior year, which is comprised of $28.0 million and $1.7 million, respectively, for the professional segment and the polymer segment.

•	Excluding the foreign currency impact, professional segment net sales increased by $21.8 million, or 3.2%, for the three months ended July 2, 2004 as compared to the same period in the prior year primarily due to the impact of recent acquisitions, most notably Daisan Kogyo Co., Ltd. ($13.4 million), volume growth in Europe resulting from strong cross-selling efforts to existing customers and new account gains and volume growth in the Asia Pacific region resulting from expansion into the developing markets of India and China. These improvements were partially offset by competitive global pricing, industry consolidation in the food and beverage business and a change in product mix in key markets as cost reduction efforts cause customers to purchase increased volumes of lower priced, lower margin products at the expense of higher priced, higher margin products.

•	Excluding the foreign currency impact, polymer segment net sales increased by $7.6 million, or 11.0%, for the three months ended July 2, 2004 as compared to the same period in the prior year primarily as a result of volume growth of 10%, mainly in Asia Pacific, North America and Japan.

•	Excluding a $1.7 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under JDI’s sales agency agreement with Unilever decreased $1.9 million, or 7.7%, for the three months ended July 2, 2004 as compared to the same period in the prior year primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Professional	$334,912	$318,730	$16,182	5.1%
Polymer	23,095	20,654	2,441	11.8%

	358,007	339,384	18,623	5.5%

Gross profit as a % of net sales:
Professional	45.8%	46.8%
Polymer	30.2%	30.8%

	44.4%	45.4%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $14.7 million to the increase in gross profit for the three months ended July 2, 2004 as compared to the same period in the prior year, primarily in the professional segment.

•	Excluding the foreign currency impact, professional segment gross profit increased by $1.9 million for the three months ended July 2, 2004 as compared to the same period in the prior year, despite a decline of 1.0 gross profit percentage points. The decline in the gross profit percentage is primarily due to the raw material price increases and the competitive and economic factors noted above, as well as additional depreciation ($3.3 million) arising from a change in accounting estimate related to dishwashing equipment useful lives and an unfavorable product mix and geographic mix, partially offset by efficiencies and cost reductions gained through the synergies from restructuring and integration programs.

•	Excluding the foreign currency impact, polymer segment gross profit increased $2.0 million for the three months ended July 2, 2004 as compared to the same period in the prior year, primarily due to the additional sales volume. However, excluding the foreign currency impact, gross profit percentage declined 0.5 points as a result of unfavorable product mix from customers substituting lower margin products for specialty polymers, as well as the increasing costs of key raw materials, such as styrene, benzene and propylene, which are dependent on U.S. oil prices and have not been fully recovered through increases in sales prices.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Selling, general and administrative expenses	$274,725	$273,118	$1,607	0.6%
Research and development expenses	18,576	17,049	1,527	9.0%
Restructuring expense	2,498	6,792	(4,294)	-63.2%

	$295,799	$296,959	$(1,160)	-0.4%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $11.7 million for the three months ended July 2, 2004 as compared to the same period in the prior year, which is comprised of selling, general and administrative expenses ($10.7 million), research and development expenses ($0.4 million) and restructuring expenses ($0.6 million)

•	Excluding the impact of foreign currency, selling, general and administrative expenses decreased $9.2 million for the three months ended July 2, 2004 as compared to the same period in the prior year. Efficiencies and cost reductions gained through the synergies from restructuring and integration programs, primarily in the sales and administrative functions, have countered the incremental operating expenses from the Daisan Kogyo Co., Ltd. acquisition ($2.8 million), an increase in capital software amortization costs related to projects placed into service in 2003, increased legal and other professional fees, higher employee benefit costs, particularly in North America, and other inflationary wage and cost increases.

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

During the three months ended July 2, 2004, we recorded $2.5 million of restructuring costs and $5.8 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and certain European countries as we continue to consolidate our operations. In addition, during the three months ended July 2, 2004, we reversed $3.9 million of restructuring and integration liabilities upon the completion of certain approved exit plan projects.

A summary of all costs associated with the restructuring and integration program for the three months ended July 2, 2004 and the three months ended July 4, 2003 is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

	Three Months Ended
(dollars in thousands)	July 2, 2004	July 4, 2003
Reserve balance at beginning of period	$25,457	$65,906
Exit costs recorded as purchase accounting adjustments	—	15,270
Restructuring costs charged to income	2,498	6,792
Liability adjustments	(3,891)	—
Payments of accrued costs	(15,044)	(18,568)

Reserve balance at end of period	$9,020	$69,400

Period costs classified as selling, general and administrative expenses	$5,805	$16,894
Capital expenditures	11,927	8,857

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Interest expense	$40,191	$40,240	$(49)	-0.1%
Interest income	(830)	(741)	(89)	12.0%

Net interest expense	39,361	39,499	(138)	-0.3%
Other (income) expense, net	2,102	(200)	2,302	—

•	Net interest expense decreased for the three months ended July 2, 2004 as compared to the same period in the prior year primarily due to the reduction in total debt outstanding and reduction in interest rates resulting from the August 2003 and February 2004 amendments to JDI’s senior secured credit facilities, partially offset by increased debt issuance cost amortization expense resulting from the pre-payment of debt as required under the JDI senior secured credit facility agreement.

•	Other expense, net for the three months ended July 2, 2004 included net losses from foreign currency transactions ($3.5 million) and non-recoverable sales tax assessments related to prior years ($1.0 million), offset by compensation received from Unilever on the partial termination of JDI’s sales agency agreement with Unilever under terms provided for by such agreement and as a result of the disposal by Unilever of certain of its brands ($2.5 million).

•	Other income, net for the three months ended July 4, 2003 included a net gain from foreign currency translation and transactions ($1.1 million), partially offset by a net loss on the sale of product lines ($1.1 million).

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Income before taxes and discontinued operations including minority interests	$20,663	$3,074	$17,589	5	72.2%
Provision for income taxes	8,998	1,249	7,749	6	20.4%
Effective income tax rate	43.5%	40.6%

EBITDA:

EBITDA increased by $19.8 million, or 22.6%, to $107.2 million for the three months ended July 2, 2004, as compared to $87.4 million for the three months ended July 4, 2003. The increase in EBITDA resulted primarily from an $18.6 million increase in gross profit resulting from the increased net sales, including the related foreign currency effect, and a $4.3 million decrease in restructuring expenses, partially offset by a $2.3 million increase in other expenses, net, all as previously discussed.

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

	Three Months Ended
(dollars in thousands)	July 2, 2004	July 4, 2003
Net cash flows provided by operating activities	$59,932	$16,373
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	7,046	34,540
Changes in deferred income taxes	1,808	7,755
Gain from divestitures	1,050	—
Loss on property disposals	(355)	(4,088)
Depreciation and amortization expense	(44,588)	(40,957)
Amortization of debt issuance costs	(3,293)	(2,965)
Interest accrued on long-term receivables-related parties	1,071	—
Interest accreted on note payable	(8,033)	(7,920)
Other	(1,134)	1,346
Net income	13,504	4,084

Minority interests in net income (loss) of subsidiaries	82	52
Provision for income taxes	9,632	2,787
Interest expense, net	39,361	39,499
Depreciation and amortization expense	44,588	40,957

EBITDA	$107,167	$87,379

Six Months Ended July 2, 2004 Compared to Six Months Ended July 4, 2003

Net Sales:

	Six Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Net product and service sales:
Professional	$1,380,868	$1,257,900	$122,968	9.8%
Polymer (1)	153,594	134,075	19,519	14.6%

	1,534,462	1,391,975	142,487	10.2%
Sales agency fee income	45,571	44,161	1,410	3.2%

	$1,580,033	$1,436,136	$143,897	10.0%

(1) Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $93.0 million to the increase in net product and service sales for the six months ended July 2, 2004 as compared to the same period in the prior year, which is comprised of $87.0 million and $6.0 million, respectively, for the professional segment and the polymer segment.

•	Excluding the foreign currency impact, professional segment net sales increased by $36.0 million, or 2.7%, for the six months ended July 2, 2004 as compared to the same period in the prior year primarily due to the impact of recent acquisitions, most notably Daisan Kogyo Co., Ltd. ($25.1 million), volume growth in Europe resulting from strong cross-selling efforts to existing customers and new account gains, volume growth in the Asia Pacific region resulting from expansion into the developing markets in India and China and new account gains in Japan. These improvements were partially offset by competitive global pricing pressures, industry consolidation in the food and beverage business and a change in product mix in key markets as cost reduction efforts cause customers to purchase increased volumes of lower priced, lower margin products at the expense of higher priced, higher margin products.

•	Excluding the foreign currency impact, polymer segment net sales increased by $13.6 million, or 9.7%, for the six months ended July 2, 2004 as compared to the same period in the prior year primarily as a result of volume growth of 10%, mainly in Asia Pacific, North America and Japan.

•	Excluding a $5.0 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under JDI’s sales agency agreement with Unilever decreased $3.6 million, or 7.4%, for the six months ended July 2, 2004 as compared to the same period in the prior year primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets.

Gross Profit:

	Six Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Professional	$647,399	$603,170	$44,229	7.3%
Polymer	50,710	45,060	5,650	12.5%

	698,109	648,230	49,879	7.7%

Gross profit as a % of net sales:
Professional	45.4%	46.3%
Polymer	33.0%	33.6%

	44.2%	45.1%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $45.3 million to the increase in gross profit for the six months ended July 2, 2004 as compared to the same period in the prior year, primarily in the professional segment.

•	Excluding the foreign currency impact, professional segment gross profit increased by $0.7 million for the six months ended July 2, 2004 as compared to the same period in the prior year, despite a decline of 1.0 gross profit percentage points. Efficiencies and cost reductions gained through the synergies from restructuring and integration programs have slightly offset the negative effects from raw material price increases and the competitive and economic factors noted above, as well as additional depreciation ($6.3 million) arising from a change in accounting estimate related to dishwashing equipment useful lives and an unfavorable product mix and geographic mix.

•	Excluding the foreign currency impact, polymer segment gross profit increased $3.9 million for the six months ended July 2, 2004 as compared to the same period in the prior year, primarily due to the additional sales volume. However, excluding the foreign currency impact, gross profit percentage declined 0.4 points as a result of unfavorable product mix from customers substituting lower margin products for specialty polymers, as well as the increasing costs of key raw materials, such as styrene, benzene and propylene, which are dependent on U.S. oil prices and have not been fully recovered through increases in sales prices.

Operating Expenses:

	Six Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Selling, general and administrative expenses	$554,663	$526,134	$28,529	5.4%
Research and development expenses	37,019	34,294	2,725	7.9%
Restructuring expense	7,550	13,301	(5,751)	-43.2%

	$599,232	$573,729	$25,503	4.4%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $35.5 million for the six months ended July 2, 2004 as compared to the same period in the prior year, which is comprised of selling, general and administrative expenses ($33.1 million), research and development expenses ($1.4 million) and restructuring expense ($1.0 million).

•	Excluding the impact of foreign currency, selling, general and administrative expenses decreased $4.6 million for the six months ended July 2, 2004 as compared to the same period in the prior year. Efficiencies and cost reductions gained through the synergies from restructuring and integration programs, primarily in the sales and administrative functions, have countered the incremental operating expenses from the Daisan Kogyo Co., Ltd. acquisition ($5.8 million), an increase in capital software amortization costs related to projects placed into service in 2003, increased legal and other professional fees, higher employee benefit costs, particularly in North America, and other inflationary wage and cost increases.

Restructuring and Integration:

During the six months ended July 2, 2004, we recorded $7.6 million of restructuring costs and $9.7 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and certain European countries as we continue to consolidate our operations. In addition, during the six months ended July 2, 2004, we reversed $4.0 million of restructuring and integration liabilities upon the completion of certain approved exit plan projects.

A summary of all costs associated with the restructuring and integration program for the six months ended July 2, 2004, the six months ended July 4, 2003 and from inception is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

	Six Months Ended		Total Project to Date May 4, 2002— July 2, 2004
(dollars in thousands)	July 2, 2004	July 4, 2003
Reserve balance at beginning of period	$34,798	$68,858	$—
Exit costs recorded as purchase accounting adjustments	—	21,758	80,574
Restructuring costs charged to income	7,550	13,301	40,115
Liability adjustments	(4,040)	—	(4,040)
Payments of accrued costs	(29,288)	(34,517)	(107,629)

Reserve balance at end of period	$9,020	$69,400	$9,020

Period costs classified as cost of sales	$—	$2,420	$4,878
Period costs classified as selling, general and administrative expenses	9,676	22,924	84,344
Capital expenditures	12,724	21,106	83,937

Non-Operating Results:

	Six Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Interest expense	$80,052	$79,816	$236	0.3%
Interest income	(1,954)	(1,927)	(27)	1.4%

Net interest expense	78,098	77,889	209	0.3%
Other (income) expense, net	2,217	(3,150)	5,367	—

•	Net interest expense decreased for the six months ended July 2, 2004 as compared to the same period in the prior year primarily due to the reduction in total debt outstanding and reduction in interest rates resulting from the August 2003 and February 2004 amendments to JDI’s senior secured credit facilities, partially offset by increased debt issuance cost amortization expense resulting from the pre-payment of debt as required under the JDI senior secured credit facility agreement.

•	Other expense, net for the six months ended July 2, 2004 included net losses from foreign currency transactions ($5.7 million) and non-recoverable sales tax assessments related to prior years ($1.0 million), offset by a net gain on the sale of product lines ($2.0 million) and compensation received from Unilever on the partial termination of JDI’s sales agency agreement with Unilever under terms provided for by such agreement and as a result of the disposal by Unilever of certain of its brands ($2.5 million).

•	Other income, net for the six months ended July 4, 2003 included a net gain from foreign currency translation and transactions ($2.8 million) and a net gain on the sale of product lines ($0.3 million).

Income Taxes:

	Six Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Income before taxes and discontinued operations including minority interests	$18,401	$(289)	$18,690	—
Provision for income taxes	8,445	46	8,399	—
Effective income tax rate	45.9%	-15.9%

EBITDA:

EBITDA increased by $32.6 million, or 20.4%, to $192.5 million for the six months ended July 2, 2004, as compared to $159.9 million for the six months ended July 4, 2003. The increase in EBITDA resulted primarily from a $49.9 million increase in gross profit resulting from the increased net sales, including the related foreign currency effect, and a $5.8 million decrease in restructuring expenses, offset partially by a $28.5 million increase in selling, general and administrative expenses and a $5.4 million increase in other expense, net, all as previously discussed.

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

	Six Months Ended
(dollars in thousands)	July 2, 2004	July 4, 2003
Net cash flows provided by operating activities	$85,645	$27,578
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	35,188	66,738
Changes in deferred income taxes	3,113	8,169
Gain from divestitures	3,033	1,295
Loss on property disposals	(762)	(4,653)
Depreciation and amortization expense	(92,637)	(76,975)
Amortization of debt issuance costs	(6,644)	(5,118)
Interest accrued on long-term receivables-related parties	1,823	—
Interest accreted on note payable	(16,380)	(14,769)
Other	(165)	532

Net Income	12,214	2,797

Minority interests in net income (loss) of subsidiaries	161	51
Provision for income taxes	9,392	2,181
Interest expense, net	78,098	77,889
Depreciation and amortization expense	92,637	76,975

EBITDA	$192,502	$159,893

Liquidity and Capital Resources

	Six Months Ended		Change
(dollars in thousands)	July 2, 2004	July 4, 2003	Amount	Percentage
Net cash provided by operating activities	$85,645	$27,578	$58,067	210.6%
Net cash used in investing activities	(4,263)	(62,230)	57,967	-93.1%
Net cash provided by (used in) financing activities	(64,305)	2,992	(67,297)	-2249.2%
Capital expenditures	51,840	61,527	(9,687)	-15.7%

			Change
	July 2, 2004	January 2, 2004	Amount	Percentage
Cash and cash equivalents	$26,230	$24,543	$1,687	6.9%
Working capital (1)	410,502	549,367	(138,865)	-25.3%
Total debt	1,583,141	1,738,335	(155,194)	-8.9%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•	Net cash flows provided by operating activities increased $58.1 million for the six months ended July 2, 2004 as compared to the same period in the prior year primarily due to the increase in net income and additional participation in the receivable securitization program ($47.7 million). For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

•	Net cash from investing activities improved by $58.0 million for the six months ended July 2, 2004 as compared to the same period in the prior year primarily due to proceeds from business divestitures ($48.8 million) and a decrease in capital expenditures for property, plant and equipment and computer software ($9.7 million). The characteristics of our business do not generally require us to make significant ongoing capital expenditures. We may make significant cash expenditures in the next few years in an effort to further capitalize on anticipated revenue growth and cost savings opportunities associated with the acquisition of the DiverseyLever business.

•	Net cash flows from financing activities decreased by $67.3 million for the six months ended July 2, 2004 as compared to the same period in the prior year primarily due to $55.4 million in net repayments of debt in the first half of 2004 resulting from the proceeds for the sale of Whitmire and the expansion of the JDI receivables securitization program as compared to $8.3 million in net borrowings in the first half of 2003, as well as the timing of dividend payments ($2.6 million) and the payment of $1.3 million in debt issuance costs and fees related to the February 2004 amendment to JDI’s senior secured credit facilities.

•	Net working capital decreased $138.9 million for the six months ended July 2, 2004 as compared to January 2, 2004 primarily as a result of changes to the receivable securitization program that moved $95.2 million in trade receivables to JDI’s off-balance sheet special purpose entity and additional participation in the receivable securitization program $47.7 million, primarily in Italy. For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below. Excluding the impact from the securitization program and consistent with prior years, we experienced a seasonal rise in net working capital from scheduled inventory build during the second quarter to meet demand for the second half of the year.

•	Total debt decreased $155.2 million for the six months ended July 2, 2004 as compared to January 2, 2004 primarily as a result of the removal of $95.2 million of obligations under the receivables securitization facility to an off-balance sheet special purpose entity, pre-payment of debt under the JDI senior secured credit facilities ($98.0 million) and the strengthening of the U.S. dollar against the Euro and other foreign currencies, partially offset by additional short-term borrowings ($37.0 million) to fund cash outflows from operations and the aforementioned term debt principal payments. For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

Debt and Contractual Obligations. As a result of the DiverseyLever acquisition, we and JDI have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition, Holdings issued senior discount notes with a principal amount at maturity of $406 million to Unilever. Under the indenture for the senior discount notes, the principal amount of the senior discount notes accretes at a rate of 10.67% per annum through May 15, 2007. After May 15, 2007, interest will accrue on the accreted value of the senior discount notes at this rate, but will be payable in cash semiannually in arrears to the extent that JDI can distribute to Holdings the cash necessary to make the payments in accordance with the restrictions contained in the indentures for the JDI senior subordinated notes and the JDI senior secured credit facilities. The failure by Holdings to make all or any portion of a semiannual interest payment on the senior discount notes will not constitute an event of default under the indenture for the senior discount notes if that failure results from JDI’s inability to distribute the cash necessary to make that payment in accordance with these restrictions. Instead, interest will continue to accrue on any unpaid interest at a rate of 10.67% per annum, and the unpaid interest will be payable on the next interest payment date on which JDI is able to distribute to Holdings the cash necessary to make the payment in accordance with the provisions contained in the indentures for the JDI senior subordinated notes and the JDI senior secured credit facilities. Holdings has no income from operations and no meaningful assets. Holdings receives all of its income from JDI and substantially all of its assets consist of its investment in JDI. The senior discount notes mature on May 15, 2013.

On February 26, 2004, Holdings successfully completed an offer to exchange $406 million in aggregate principal amount at maturity of the outstanding 10.67% senior discount notes due 2013, Series A, for 10.67% senior discount notes due 2013, Series B, which were registered with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933.

In addition, on May 3, 2002, in connection with the acquisition of the DiverseyLever business, JDI issued its senior subordinated notes and entered into a $1.2 billion senior secured credit facility. JDI used the proceeds of the sale of the JDI senior subordinated notes and initial borrowings under the JDI senior secured credit facilities, together with other available funds, to finance the cash portion of the purchase price for the DiverseyLever business and the related fees and expenses and to refinance then-existing indebtedness.

The JDI senior secured credit facilities were amended in August 2003. This amendment reduced the interest rate payable with respect to specified tranches of debt under the credit facilities, thereby reducing borrowing costs over the remaining life of the credit facilities. In addition, the amendment increased specified credit limits and changed various administrative requirements to provide us greater operating flexibility.

The JDI senior secured credit facilities were amended for a second time on February 24, 2004. This amendment reduced the interest rate payable for the U.S. dollar portion of the term B tranche of debt under the senior secured credit facilities, thereby reducing the borrowing cost over the remaining life of the tranche. In addition, the amendment changed various financial covenants and administrative requirements to provide us with greater flexibility to operate our business and to complete the integration of the DiverseyLever acquisition.

As of July 2, 2004, excluding indebtedness held by JDI, Holdings only indebtedness consisted of $264 million in senior discount notes. As of July 2, 2004, Holdings’ subsidiaries had total indebtedness of about $1.3 billion, consisting of $574 million of JDI senior subordinated notes, $676 million of borrowings under the JDI senior secured credit facilities, $1.7 million of other long-term borrowings and $67.8 million in short-term credit lines, In addition, we had $205 million in operating lease commitments, $13.3 in capital lease commitments and $7.3 million committed under letters of credit that expire in 2004 and 2005..

JDI and some of its subsidiaries have the capacity to borrow additional funds under the JDI senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of July 2, 2004, JDI had no borrowings under the revolving portion of the JDI senior secured credit facilities and therefore had the ability to borrow the full $318 million available under those revolving facilities. Further, we believe JDI would have been able to borrow another $23 million from other sources and still be in compliance with the financial covenants set forth in the JDI senior secured credit facilities, the indentures for the JDI senior subordinated notes and the indenture for the senior discount notes.

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

Off-Balance Sheet Arrangements. Since March 2001, JDI and some of its subsidiaries have funded a portion of their short-term liquidity needs through the securitization of some of their trade accounts receivable (the “Receivables Facility”). JDI and some of its U.S. and foreign subsidiaries are parties to an agreement whereby they sell, on a continuous basis, all trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, special purpose, bankruptcy-remote subsidiary formed for the sole purpose of buying and selling receivables. Under the Receivables Facility, JDI and some of its subsidiaries, irrevocably and without recourse, transfer all trade receivables to JWPRC. JWPRC, in turn, sells an undivided interest in these receivables to Falcon Asset Management Corporation (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement) less the applicable reserve.

On August 29, 2003, the Receivables Facility was amended to include certain additional of JDI’s U.S. subsidiaries, expand the total potential for securitization of trade receivables to $75 million from the previous limit of $55 million, and change the facility term to 354 days from the date of closing, renewable without fee.

On October 24, 2003, the Receivables Facility was again amended to include certain United Kingdom subsidiaries and further expand the total potential for securitization of trade receivables to $100 million (the “October 2003 amendment”). Prior to the October 2003 amendment, the beneficial interest of accounts receivable sold under the Receivables Facility was excluded from accounts receivable in our consolidated balance sheets in accordance with SFAS No. 140. As a result of the terms of the October 2003 amendment, limitations in the articles of incorporation of JWPRC and the requirements for sale defined in SFAS No. 140, we were no longer able to exclude the accounts receivable sold under the Receivables Facility from its consolidated balance sheets.

On January 5, 2004, the Receivables Facility was amended and restated to include JDI’s Italian subsidiary and to further expand the potential for securitization of trade receivables to $150,000.

In March 2004, JDI modified the articles of incorporation of JWPRC and obtained necessary legal opinions in order for the Receivables Facility to be in compliance with the provisions of SFAS No. 140. As such, JDI has excluded accounts receivable sold under the Receivables Facility from the consolidated balance sheet at July 2, 2004.

As of July 2, 2004, the Conduit held $143 million of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheet. As of January 2, 2004, we included $95.2 million of accounts receivable held by the Conduit in our consolidated balance sheet for the reasons noted above.

As of July 2, 2004, JDI had a retained interest of $122 million in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

For the six months ended July 2, 2004, JWPRC’s cost of borrowing under the Receivables Facility is at a weighted average rate of 2.24% per annum, which is significantly lower than JDI’s incremental borrowing rate.

Under the terms of the JDI senior secured credit facilities, JDI and certain of its subsidiaries must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the JDI senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI and its subsidiaries may enter into may not exceed $200 million in the aggregate.

Financial Covenants under JDI Senior Secured Credit Facilities

Under the terms of the JDI senior secured credit facilities, JDI is subject to certain financial covenants. The most restrictive covenants under the JDI senior secured credit facilities require JDI to meet the following targets and ratios:

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

The JDI senior secured credit facilities require that JDI maintain an interest coverage ratio of no less than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Minimum Interest Coverage Ratio
June 30, 2004	2.75 to 1
September 30, 2004	3.00 to 1
December 31, 2004, to March 31, 2005	3.25 to 1
June 30, 2005, to September 30, 2005	3.50 to 1
December 31, 2005 and thereafter	4.00 to 1

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on July 2, 2004, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. The JDI senior secured credit facilities prohibit JDI from making capital expenditures during any calendar year nearest the corresponding date set forth below in an amount exceeding the following:

(dollars in thousands)	Maximum Capital Expenditures
December 31, 2004	$122,600
December 31, 2005	$107,000
December 31, 2006	$110,000
December 31, 2007	$113,200

JDI can exceed in a year the maximum capital expenditures limitation set forth above for that year by the amount, if any, by which the limitation set forth above for the previous year exceeded actual capital expenditures made in that previous year. Based on fiscal year 2003 capital expenditures of $135 million as compared to the $161 million maximum, JDI may exceed the fiscal year 2004 capital expenditure limit by an additional $26 million. As of July 2, 2004, JDI was in compliance with the limitation on capital expenditures for fiscal year 2004.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of spending on restructuring and integration-related activities in 2004 and 2005 to $145 million in the aggregate. As of July 2, 2004, JDI was in compliance with the limitation on spending on restructuring and integration-related activities for fiscal year 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of July 2, 2004, JDI had $676 million of debt outstanding under the JDI senior secured credit facilities. After giving effect to the interest rate swap transactions that JDI has entered into with respect to some of the borrowings under its senior credit facilities, $223 million of the debt outstanding remained subject to variable rates. In addition, as of July 2, 2004, JDI had $67.8 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of JohnsonDiversey’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The result of the controls evaluation was reported to the Audit Committee of the Company’s Board of Directors (the “Audit Committee”).

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

Limitations on the Effectiveness of Controls. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The evaluation of our Disclosure Controls included a review of control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this quarterly report. In the course of the controls evaluation, we sought to identify data errors, control issues or acts of fraud and to confirm that appropriate corrective actions, including process improvements, were taken. This evaluation is performed, and reported to our Audit Committee, on a quarterly basis so that the conclusions of management, including the CEO and the CFO, concerning the effectiveness of the controls can be reported in our quarterly reports on Form 10-Q and to supplement the disclosures made in our annual reports on Form 10-K. Certain of the components of our Disclosure Controls are also evaluated on an ongoing basis by our internal audit department and by other personnel in our finance organization, as well as our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure

Controls and to make modifications as necessary. Our intent is that the Disclosure Controls will be maintained as dynamic systems that change (including through improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for our controls evaluation and for Rule 13a-14 of the Exchange Act, which requires that the CEO and CFO disclose that information to our Audit Committee and to our independent auditors and report on that information and related matters in this section of the quarterly report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions” which are control issues that could have a significant adverse effect on the Company’s ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition whereby the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if an issue was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

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

In connection with the completion of the audit of our consolidated financial statements for our fiscal year ended January 2, 2004, our independent auditors, Ernst & Young LLP, identified certain deficiencies in the design and operation of our internal controls related to the financial reporting process, which represent reportable conditions that collectively represent a material weakness in internal control over financial reporting. Deficiencies were identified with respect to the complex process to finalize the accounting for the purchase of the DiverseyLever business, our process for accounting, analysis, and documentation of income taxes, documentation of our receivables securitization program, accounting for fixed asset transfers arising from the integration of the business, and oversight and monitoring of the finance function. Management continues to refine and implement the Financial Infrastructure Internal Control Improvement Plan to address these matters with input from the Company’s independent auditors and our Audit Committee.

In the first quarter of 2004, JDI amended the articles of incorporation related to its asset securitization facility and obtained the necessary updated legal opinions to permit them to resume off-balance sheet treatment of its sold accounts receivable in compliance with SFAS No. 140.

In the second quarter of 2004, we completed the integration of our fixed asset systems for North America.

Remediation of the remaining reportable conditions continues to be addressed by management. The following is an update of management’s actions as of the end of the second quarter of 2004:

•

We have made significant progress in finalizing the open purchase accounting matters and expect to complete the remaining open items by the end of the third quarter of 2004. We are continuing to perform a comprehensive review of purchase accounting for local statutory reporting purposes.

This review will be used to help identify any remaining purchase accounting related issues and allow us to tailor training sessions for local finance personnel.

•	A comprehensive analysis of the tax closing process is underway as part of our previously scheduled review of the financial statement closing process. Final recommendations are expected prior to the end of the third quarter of 2004. Based on these findings, we expect to develop action plans to implement process improvements by the end of the fourth quarter of 2004.

•	We expect to issue updated fixed asset accounting policies in the third quarter for implementation before the end of 2004 to strengthen procedures affecting the transfer and tracking of assets and internal controls in this area.

•	During the second quarter of 2004, we completed fieldwork associated with the planned skill set assessment survey of key members of the finance staff and continued the development and deployment of identified training requirements to ensure our finance function has the appropriate skills and competencies.

Effective August 16, 2004, Michael Bailey, our Vice President, Chief Financial Officer and Treasurer and JDI’s Executive Vice President and Chief Financial Officer, will assume the newly created strategic role of Executive Vice President of Corporate Development for JDI. In his new role, Mr. Bailey will oversee JDI’s merger, acquisition and business alliance activity, strategy development and execution, information technology management and business development. Mr. Bailey will remain on JDI’s Senior Management Committee.

Also effective August 16, 2004, Clive Newman, JDI’s Vice President and Controller, will assume the role of interim Chief Financial Officer and Treasurer for Holdings and interim Chief Financial Officer for JDI. In addition, in his capacity as interim Chief Financial Officer of JDI, Mr. Newman will also serve as a member of JDI’s Senior Management Committee. Mr. Newman has been in his current role at JDI since completion of our and JDI’s acquisition of DiverseyLever in May 2002.

As part of our ongoing commitment to improve internal controls over financial reporting and to implement the Financial Infrastructure Internal Control Improvement Plan, we have begun the search for an experienced public company Chief Financial Officer with strong technical accounting and controls skills. Following the resignation of JDI’s Vice President – Corporate Taxes and Tax Counsel, we have also begun a search for a replacement to lead our tax function.

The actions being taken by us to correct the weaknesses identified constitute significant changes in internal control over financial reporting in the period covered by this quarterly report. These actions constitute the only changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting in this quarterly period. We believe that the actions taken by the Company and JDI will enhance the skills of senior finance leadership, improve financial oversight and help the Company meet applicable reporting and controls requirements.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls, as of the end of the period covered by this quarterly report, including the additional procedures performed and controls instituted by us to supplement our internal control over financial reporting in order to mitigate the effect of the weaknesses identified in this report, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Auto-C, LLC, JDI’s wholly owned subsidiary, supplies commercial warewashing, laundry and other products in the United States that bear the Auto-Chlor® System trademark and distributes these products through JDI or through dealers with rights in defined territories. Pursuant to a complaint filed on March 2, 2002, as amended, a group of Auto-Chlor System dealers are suing DLever, Inc., a subsidiary of Unilever, Auto-C, LLC and JDI in the United States District Court for the District of Minnesota. In the complaint, plaintiffs claim statutory violations under state dealership, franchise and consumer practices laws and breach of contract, breach of covenant of good faith and fair dealing, unfair competition and tortuous interference with contractual relations and prospective business relations. The plaintiffs allege that the defendants failed to develop new products and failed to sell the machines, parts and concentrates at cost. The plaintiffs also allege that the defendants have encroached into each plaintiff’s respective territory, and that, under the terms of their agreements, they have exclusive rights within each plaintiff’s respective territory to the names, trademarks and the brands of the defendants. The plaintiffs also made claims for promissory estoppel – claims that promises were made to the plaintiffs by the defendants on which the plaintiffs relied to their detriment. The plaintiffs have been seeking a declaration regarding various terms of their dealer agreements, unspecified damages, including lost profits, such treble damages as may be available under applicable statutes, and attorneys’ fees.

On July 19, 2004, in response to a motion for summary judgment filed by the defendants, the court dismissed all of the claims against the defendants, except claims that the price charged for equipment parts and chemicals was a breach of contract and/or breach of the implied covenant of good faith and fair dealing in setting prices under the contracts. The court ruled that the remaining claims could proceed to trial.

Unilever has acknowledged that JDI is entitled to indemnification in respect of this suit under the terms and subject to the limitations and exclusions set forth in the acquisition agreement under which JDI acquired the DiverseyLever business. Under the acquisition agreement, Unilever generally will not be liable for any damages in respect of breaches of its warranties, unless (1) the amount of damages in respect of any individual breach of its warranties exceeds $250,000 per occurrence and (2) the aggregate amount of damages in respect of breaches of its warranties, excluding environmental warranties, exceeds $30 million. Once the $30 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $250,000 or for the first $15 million of damages that exceed the $250,000 per occurrence threshold. In any event, Unilever will not be liable for any damages, excluding environmental claims, which exceed $500 million in the aggregate. Unilever is seeking indemnification from JDI insofar as any claims may be deemed assumed liabilities that are not covered by Unilever’s indemnity obligations under the acquisition agreement.

JDI believes that it has valid defenses to the dealers’ claims and, together with Unilever, intends to defend the matter vigorously. JDI cannot, however, assure you that JDI will be successful in its defense of the matter, or that an adverse determination with respect to the matter would not adversely affect its business, financial condition, results of operations or cash flows.

We and JDI are also party to various legal proceedings in the ordinary course of our business which may, from time to time, include product liability, intellectual property, contract, environmental and tax claims as well as government or regulatory agency inquiries or investigations. We believe that, taking into account our insurance and reserves and the valid defenses with respect to legal matters currently pending against us and JDI, the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 12, 2004, entitled “JohnsonDiversey, Inc. CFO to Assume New Strategic Role.”

(b)	Current Reports on Form 8-K issued during the quarter ended July 2, 2004.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY HOLDINGS, INC.

Date: August 12, 2004	/s/ MICHAEL J. BAILEY

Michael J. Bailey Vice President, Chief Financial Officer and Treasurer Duly Authorized Officer and Principal Financial Officer

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 12, 2004, entitled “JohnsonDiversey, Inc. CFO to Assume New Strategic Role.”