Form 10-Q
period 2004-10-01
JOHNSONDIVERSEY HOLDINGS INC
filed 2004-11-12
CIK 1262768

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2004

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

There is no public trading market for the registrant’s common stock. As of November 5, 2004, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to successfully complete the integration of the DiverseyLever business, including the achievement of cost and tax savings;

•	our ability to execute any of our business strategies;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, particularly those sectors adversely affected by the current economic downturn, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets, and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets; and

•	conditions affecting the food and lodging industry, including health-related, political and weather-related.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	October 1, 2004	January 2, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,272	$24,543
Accounts receivable, less allowance of $29,458 and $28,089, respectively	477,783	618,991
Accounts receivable – related parties	28,155	27,527
Inventories	277,425	263,397
Deferred income taxes	22,059	20,165
Other current assets	108,649	97,928

Total current assets	954,343	1,052,551
Property, plant and equipment, net	553,967	595,483
Capitalized software, net	103,624	107,947
Goodwill, net	1,179,660	1,237,671
Other intangibles, net	391,250	418,622
Deferred income taxes	109,622	97,189
Long-term receivables – related parties	89,508	87,663
Other assets	72,951	85,780

Total assets	$3,454,925	$3,682,906

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$73,727	$124,228
Current portion of long-term debt	7,663	27,812
Accounts payable	308,037	298,202
Accounts payable – related parties	70,589	62,346
Accrued expenses	425,915	440,144

Total current liabilities	885,931	952,732
Pension and other post-retirement benefits	235,185	253,787
Long-term borrowings	1,488,794	1,586,295
Long-term payables – related parties	28,101	28,309
Other liabilities	79,919	101,352

Total liabilities	2,717,930	2,922,475
Commitments and contingencies (Note 17)	—	—
Class B common stock subject to put and call options – $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	467,000	467,000
Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	68,611	68,081
Retained earnings	85,124	81,636
Accumulated other comprehensive income	117,529	145,401
Notes receivable from officers	(1,269)	(1,687)

Total stockholders’ equity	269,995	293,431

Total liabilities, class B common stock and stockholders’ equity	$3,454,925	$3,682,906

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$761,430	$696,976	$2,295,892	$2,088,951
Sales agency fee income	22,508	21,835	68,079	65,996

	783,938	718,811	2,363,971	2,154,947
Cost of sales	449,645	395,932	1,331,569	1,183,838

Gross profit	334,293	322,879	1,032,402	971,109
Selling, general and administrative expenses	271,115	259,479	825,733	785,613
Research and development expenses	18,387	16,922	55,406	51,216
Restructuring expense	5,604	561	13,154	13,862

Operating profit	39,187	45,917	138,109	120,418
Other expense (income):
Interest expense	39,175	38,773	119,227	118,589
Interest income	(2,250)	(262)	(4,204)	(2,189)
Other expense (income), net	1,624	666	3,886	(2,484)

Income before income taxes, minority interests and discontinued operations	638	6,740	19,200	6,502
Provision for income taxes	1,686	3,028	10,131	3,074

Income (loss) before minority interests and discontinued operations	(1,048)	3,712	9,069	3,428
Minority interests in net income (loss) of subsidiaries	(7)	61	154	112

Income (loss) from continuing operations	(1,041)	3,651	8,915	3,316
Income (loss) from discontinued operations, net of income taxes of $11, $1,277, $958 and $3,412 (Note 6)	(139)	1,869	2,119	5,001

Net income (loss)	$(1,180)	$5,520	$11,034	$8,317

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	October 1, 2004	October 3, 2003
	(unaudited)
Cash flows from operating activities:
Net income	$11,034	$8,317
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	112,350	90,660
Amortization of intangibles	27,241	25,708
Amortization of debt issuance costs	9,851	7,742
Interest accrued on long-term receivables - related parties	(2,556)	—
Interest accreted on notes payable	24,943	22,573
Deferred income taxes	(17,250)	(22,315)
Gain from divestitures	(2,757)	(799)
Loss on property disposals	212	9,231
Other	848	1,127
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable	(10,819)	(5,641)
Accounts receivable securitization	40,600	26,900
Inventories	(26,968)	(1,752)
Other current assets	(12,912)	2,245
Other assets	4,327	(6,207)
Accounts payable and accrued expenses	24,885	(6,488)
Other liabilities	(29,611)	10,352

Net cash provided by operating activities	153,418	161,653
Cash flows from investing activities:
Capital expenditures	(63,335)	(70,799)
Expenditures for capitalized computer software	(21,757)	(27,036)
Cash from property disposals	5,825	16,907
Acquisitions of businesses	(4,646)	(1,599)
Proceeds from divestitures	48,254	988

Net cash used in investing activities	(35,659)	(81,539)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	48,872	(15,700)
Repayments of long-term borrowings	(120,559)	(90,011)
Payment of debt issuance costs and fees	(1,337)	—
Dividends paid	(10,204)	(5,300)

Net cash used in financing activities	(83,228)	(111,011)

Effect of exchange rate changes on cash and cash equivalents	(18,802)	(4,014)

Change in cash and cash equivalents	15,729	(34,911)
Beginning balance	24,543	59,273

Ending balance	$40,272	$24,362

Supplemental cash flows information
Cash paid during the period:
Interest	$67,518	$68,042
Income taxes	14,056	19,553

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of October 1, 2004 and its results of operations and cash flows for the three and nine month periods ended October 1, 2004 have been included. The results of operations for the three and nine month periods ended October 1, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 2, 2004.

In order to achieve alignment with its functional cost structure, beginning with fiscal year 2004, the Company reclassified certain technical customer support costs from selling, general and administrative expenses to cost of sales. Prior year amounts have been reclassified for consistency. Related technical customer support costs were $6,029 and $2,366 for the three months ended October 1, 2004 and October 3, 2003, respectively; and $15,384 and $6,440 for the nine months ended October 1, 2004 and October 3, 2003, respectively.

Certain other prior period amounts have been reclassified to conform with current period presentation.

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

3.	New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106.” In fiscal year 2003, the Company adopted SFAS No. 132, as revised, for all U.S.-based plans. SFAS No. 132, as revised, requires additional disclosures in year-end reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. As permitted by this standard, the Company will adopt the annual disclosure provisions for all foreign plans for the year ending December 31, 2004. SFAS No. 132, as revised, also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. The Company has adopted the interim-period disclosure requirements of SFAS No. 132, as revised, for its U.S.-based defined benefit and non-pension postretirement plans effective January 3, 2004. Because SFAS No. 132, as revised, pertains only to disclosure provisions, the Company’s adoption of SFAS No. 132, as revised, did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” with an effective date for interim or annual financial statements with fiscal years ending after December 7, 2003. FSP 106-1 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. FSP 106-1 introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. As permitted by FSP 106-1, the Company made a one-time election to defer adoption of the Act until more specific authoritative guidance was issued. In May 2004, the FASB issued FSP No. 106-2, which supercedes FSP 106-1, and is effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 requires companies to account for the effect of the subsidy on benefits attributable to past service as an actuarial experience gain and as a reduction of the service cost component of net postretirement health care costs for amounts attributable to current service, if the benefit provided is at least actuarially equivalent to Medicare Part D. The Company adopted FSP 106-2 in the quarter ending October 1, 2004. See Note 13 for further disclosure.

4.	Acquisitions

In November 2003, the Company acquired 50.1% of the outstanding shares of Daisan Kogyo Co., Ltd. (“Daisan”), Japan’s leading provider of commercial cleaning products and services to the food and beverage industry, for $12,076. The Company previously held 49.9% of the outstanding shares and accounted for its holding in Daisan on an equity basis. The Company completed a valuation exercise during the quarter ending July 2, 2004 and assigned $841 and $1,462 of the purchase price to customer lists and intellectual property, respectively. As of October 1, 2004 and January 2, 2004, goodwill recorded with respect to the acquisition was $5,722 and $7,762, respectively.

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

During the nine months ending October 1, 2004, the Company acquired or purchased interest in three businesses associated with its professional segment from SCJ for $2,999 and one business as part of its polymer segment for $1,414. None of the transactions were considered material to Company’s consolidated financial position or results of operations.

The results of operations for the acquired companies have been included in the consolidated financial statements from the date of acquisition.

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

During the nine months ending October 1, 2004, JDI settled the pension adjustment – fully funded and pension adjustment – EBITDA with Unilever as provided for in the purchase agreement, and adjusted certain net tangible assets and tax liabilities, resulting in an increase in acquisition goodwill of $1,894, substantially all of which was recorded in the second quarter. JDI and Unilever are continuing the settlement process relative to certain remaining purchase price adjustments as provided for in the purchase agreement. Further adjustments are not expected to be

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

significant and are anticipated to be finalized with Unilever in the fourth quarter of 2004, and settled during the first quarter of 2005.

During the nine months ending October 1, 2004, the Company reversed $4,180 of restructuring reserves previously established in purchase accounting, net of $1,203 of deferred taxes, resulting in a decrease in acquisition goodwill of $2,977 (see Note 11). These adjustments were substantially recorded in the second quarter.

6.	Divestiture of the Whitmire Micro-Gen Business

As previously reported, the Company had determined that Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”), a wholly-owned subsidiary that manufactures and supplies insecticides and equipment to the professional pest management industry in the U.S., was no longer part of the overall corporate strategic focus and therefore had been seeking a buyer.

On June 10, 2004, the Company completed the sale of Whitmire to Sorex Holdings, Ltd., a leading European pest-control manufacturer headquartered in the United Kingdom, for $46,000 cash and the assumption of certain liabilities. The purchase price was subject to a working capital adjustment, which was agreed and settled in September 2004, resulting in Sorex paying $751 to the Company. The purchase agreement also provides for additional earnout provisions based on future Whitmire net sales. As of the divestiture date, Whitmire net assets totaled $45,000.

Effective with the second quarter of 2004, Whitmire, which was included in the Company’s professional segment, has been classified as a discontinued operation in the consolidated statement of income with the prior periods restated. No adjustments or restatements for discontinued operations have been made to the consolidated balance sheets and consolidated statements of cash flows due to the immaterial impact of the divestiture for the periods presented.

Income from discontinued operations for the three and nine month periods ended October 1, 2004 and October 3, 2003 is comprised of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Income (loss) from operations before taxes	$(105)	$3,146	$2,111	$8,413
(Loss) Gain on sale	(23)	—	966	—
Income tax provision	(11)	(1,277)	(958)	(3,412)

Income (loss) from discontinued operations	$(139)	$1,869	$2,119	$5,001

Net sales from discontinued operations for the three and nine month periods ended October 1, 2004 and October 3, 2003 are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net sales	$—	$12,559	$18,688	$35,878

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

7.	Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell on a continuous basis certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary of JDI. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and U.S. subsidiaries party to the agreement. JWPRC in turn sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the percentage of total receivables deemed eligible. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.”

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

During the first quarter of 2004, JDI modified the articles of incorporation of JWPRC and obtained necessary legal opinions, in order for the amended Receivables Facility to be in compliance with the provisions of SFAS No. 140. As such, the Company has excluded accounts receivable sold under the Receivables Facility from the consolidated balance sheet at October 1, 2004.

As of October 1, 2004, the Conduit held $135,800 of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet. As of January 2, 2004, the Company included $95,200 of accounts receivable held by the Conduit in its consolidated balance sheet for the reasons noted above.

As of October 1, 2004, JDI had a retained interest of $129,321 in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the Company’s consolidated balance sheet at estimated fair value.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

8.	Inventories

The components of inventories are summarized as follows:

	October 1, 2004	January 2, 2004
Raw materials and containers	$69,143	$64,322
Finished goods	208,282	199,075

Total inventories	$277,425	$263,397

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $25,032 and $25,446 on October 1, 2004 and January 2, 2004, respectively.

9.	Property, Plant and Equipment

Effective January 3, 2004, the Company changed its accounting estimates relating to depreciation. The estimated useful lives for dishwashing machines were changed to seven years from a range of five to 14 years to provide consistency in accounting treatment following the integration of acquisitions into a combined business unit. As a result of this change in accounting estimate, cost of sales was increased by $3,200 and $9,500, for the three and nine month periods ended October 1, 2004, respectively.

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

During fiscal years 2002 and 2003, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). The Company’s exit plans provide for the planned termination of 1,299 employees, of which 1,205 and 998 were actually terminated as of October 1, 2004 and January 2, 2004, respectively.

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business (“restructuring plans”), primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal years 2002 and 2003, in connection with these restructuring plans, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. During the three months ended October 1, 2004 and October 3, 2003, the Company recognized net liabilities of $5,343 and $342 for the involuntary termination of 99 and 15 additional pre-acquisition employees and $261 and $219 for additional other restructuring costs, respectively, which were recorded as restructuring expenses in accordance with SFAS No. 146. During the nine months ended October 1, 2004 and October 3, 2003, the Company recognized net liabilities of $12,748 and $10,453 for the involuntary termination of 252 and 114 additional pre-acquisition employees and $406 and $3,409 for additional other restructuring costs, respectively, which were recorded as restructuring expenses in accordance with SFAS No. 146.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

The Company’s restructuring plans provide for the planned termination of 613 pre-acquisition employees, of which 433 and 340 were actually terminated as of October 1, 2004 and January 2, 2004, respectively.

	Exit Plans			Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of January 2, 2004	$24,821	$3,411	$28,232	$5,173	$1,393	$6,566
Liability recorded as restructuring expense	—	—	—	4,719	333	5,052
Liability adjustments [2]	(149)	—	(149)	—	—	—
Cash paid [1]	(8,908)	(246)	(9,154)	(4,528)	(562)	(5,090)

Liability balances as of April 2, 2004	$15,764	$3,165	$18,929	$5,364	$1,164	$6,528
Liability recorded as restructuring expense	—	—	—	2,686	97	2,783
Liability adjustments [2]	(2,486)	(1,405)	(3,891)	—	(285)	(285)
Cash paid [1]	(9,079)	(718)	(9,797)	(4,655)	(592)	(5,247)

Liability balances as of July 2, 2004	$4,199	$1,042	$5,241	$3,395	$384	$3,779
Liability recorded as restructuring expense	—	—	—	5,516	261	5,777
Liability adjustments [2]	(140)	—	(140)	(173)	—	(173)
Cash paid [1]	(1,939)	(325)	(2,264)	(4,147)	(149)	(4,296)

Liability balances as of October 1, 2004	$2,120	$717	$2,837	$4,591	$496	$5,087

[1]	Cash paid includes the effects of foreign exchange rates.

[2]	Liability adjustments include reductions to previously established plan obligations based on revisions to initial assumptions.

12.	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Revaluation losses (gains) on foreign currency denominated instruments and transactions	714	1,060	4,149	(3,612)
Foreign currency transaction and hyper-inflationary currency translation losses (gains)	896	(99)	3,117	1,769
Net losses (gains) on sale of product lines	207	496	(1,791)	320
Non-recoverable sales tax assessment related to prior years	137	—	1,109	—
Compensation for partial termination of sales agency agreement[1]	—	—	(2,485)	—
Other	(330)	(791)	(213)	(961)

	$1,624	$666	$3,886	$(2,484)

[1]	In the second quarter of 2004, JDI and Unilever, under volume terms provided for by the sales agency agreement, terminated sales agency relationships in certain countries, resulting in a gain of $2,485. The partial termination is an isolated situation and is not expected to have a significant impact on future sales agency fee income or our consolidated results of operations.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

13.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for JDI’s defined benefit pension plans and other post-employment benefit plans for the three and nine month periods ended October 1, 2004 and October 3, 2003 are as follows:

	Defined Pension Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Service cost	$8,077	$6,661	$23,246	$19,984
Interest cost	7,595	6,347	20,896	19,040
Expected return on plan assets	(6,616)	(4,415)	(16,580)	(13,245)
Amortization of net loss	1,237	1,597	4,565	4,789
Amortization of prior service benefit	(132)	(5)	(173)	(14)
Amortization of transition obligation	65	60	190	180
Effect of curtailments and settlements	(1,130)	—	(1,130)	—

Net periodic pension cost	$9,096	$10,245	$31,014	$30,734

	Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Service cost	$576	$741	$2,340	$2,224
Interest cost	947	1,228	3,388	3,683
Amortization of net loss	91	83	369	249
Amortization of prior service cost	18	—	36	—
Amortization of transition obligation	71	181	215	542

Net periodic benefit cost	$1,703	$2,233	$6,348	$6,698

The Company adopted FSP 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” during the quarter ending October 1, 2004. In accordance with the proposed guidance, JDI and its actuarial advisors determined that benefits provided to certain plan participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly, JDI will be entitled to a subsidy. The expected subsidy reduces the accumulated postretirement benefit obligation at January 1, 2004 by $6,100, and net periodic benefit cost by $561 during the quarter ending October 1, 2004. JDI will not need to amend its postretirement health care plans to qualify for the federal subsidy.

The Company recognized income of $5,800 during the quarter ending October 1, 2004 in association with pension plan adjustments which resulted from changes in census data and plan curtailments in Brazil and the United Kingdom.

JDI made contributions to its material defined pension benefit plans of approximately $27,600 and $62,600, of which $28,600 relates to the acquisition of the DiverseyLever business, during the three and nine months ending October 1, 2004, respectively.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

14.	Stock-Based Compensation

JDI has a long-term incentive plan (the “Plan”) that provides for the right to purchase stock of Commercial Markets Holdco, Inc. (“Holdco”), the parent of Holdings, for certain senior management of JDI. Prior to July 1, 2001, the Plan provided for the award of one share of restricted stock and one stock option for every four shares purchased. Shares are acquired at a formula value, which is an estimation of fair value by JDI based on overall Holdco performance. Most restricted shares vest over a two-to-four year period from the grant date. Stock options have an exercise term of ten years from the date of grant. Also, employees that remain with JDI for four years after November 1, 2000 are granted debt forgiveness of at least 50% of the purchase price of the stock.

Subsequent to June 29, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options vest over four years and have an exercise period of seven years from the date of grant.

The Company recorded compensation expense of $398 and $379 related to restricted stock and debt forgiveness during the three months ended October 1, 2004 and October 3, 2003; and $1,545 and $1,006 related to restricted stock and debt forgiveness during the nine months ended October 1, 2004 and October 3, 2003, respectively.

The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income by approximately $4,407 and $2,039 for the three months ended October 1, 2004 and October 3, 2003, respectively; and approximately $11,933 and $6,124 for the nine months ended October 1, 2004 and October 3, 2003, respectively.

15.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended October 1, 2004 and October 3, 2003 is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Net (loss) income	$(1,180)	$5,520	$11,034	$8,317
Foreign currency translation adjustments	180	(4,773)	(30,994)	59,408
Unrealized gains (losses) on derivatives, net of tax	396	3,995	3,122	(288)

Total comprehensive income (loss)	$(604)	$4,742	$(16,838)	$67,437

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

Under the stockholders’ agreement, the Company may be required to make payments to Unilever in each year from 2007 through 2010 so long as Unilever continues to beneficially own 5% or more of the Company’s outstanding shares. The amount of each payment will be equal to 25% of the amount by which the cumulative cash flows of the Company and its subsidiaries, on a consolidated basis, for the period from the closing of the acquisition through the end of the fiscal year preceding the payment (not including any cash flow with respect to which

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

Unilever received payment in a prior year), exceeds $727,500 in 2006, $975,000 in 2007, $1,200,000 in 2008 or $1,425,000 in 2009. The aggregate amount of these payments cannot exceed $100,000. Payment of these amounts, which may be funded with cash flows generated by the Company, is subject to compliance with the agreements relating to the Company’s and JDI’s senior indebtedness including, without limitation, the JDI senior secured credit facilities, the JDI senior subordinated notes and the Company’s senior discount notes.

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

The Company has purchase commitments for materials, supplies, and property, plant and equipment entered into in the ordinary conduct of business. In the aggregate, such commitments are not in excess of current market prices. Additionally, the Company normally commits to some level of marketing related expenditures that extend beyond the fiscal period. These marketing expenses are necessary in order to maintain a normal course of business and the risk associated with them is limited. It is not expected that these commitments will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company maintains environmental reserves for remediation, monitoring and related expenses at one of its domestic facilities. While the ultimate exposure to further remediation expense at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position or results of operations.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing plans to address the contamination. An estimate of costs has been made based on the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement. To the extent that contamination is determined to be in violation of local environmental laws, the Company intends to seek recovery under indemnification clauses contained in the purchase agreement.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2004

(unaudited)

18.	Segment Information

Business segment information is summarized as follows. Income statement measures include results from continuing operations only.

	Three Months Ended or As Of October 1, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$706,893	$82,187	$(5,142)	$783,938
Operating profit	31,895	7,292	—	39,187
Depreciation and amortization	44,533	2,421	—	46,954
Interest expense	30,732	145	8,298	39,175
Interest income	2,251	338	(339)	2,250
Total assets	3,290,544	225,394	(61,013)	3,454,925
Goodwill, net	1,163,948	2,100	13,612	1,179,660
Capital expenditures, including capitalized computer software	32,535	717	—	33,252

	Three Months Ended or As Of October 3, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$651,711	$71,362	$(4,262)	$718,811
Operating profit	37,308	8,609	—	45,917
Depreciation and amortization	36,982	2,411	—	39,393
Interest expense	30,935	270	7,568	38,773
Interest income	78	420	(236)	262
Total assets	3,373,492	203,178	(73,038)	3,503,632
Goodwill, net	1,186,274	579	13,612	1,200,465
Capital expenditures, including capitalized computer software	35,860	448	—	36,308

	Nine Months Ended or As Of October 1, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$2,133,332	$246,730	$(16,091)	$2,363,971
Operating profit	107,262	30,847	—	138,109
Depreciation and amortization	132,435	7,156	—	139,591
Interest expense	94,435	395	24,397	119,227
Interest income	4,170	778	(744)	4,204
Total assets	3,290,544	225,394	(61,013)	3,454,925
Goodwill, net	1,163,948	2,100	13,612	1,179,660
Capital expenditures, including capitalized computer software	81,894	3,198	—	85,092

	Nine Months Ended or As Of October 3, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,953,772	$216,149	$(14,974)	$2,154,947
Operating profit	92,608	27,810	—	120,418
Depreciation and amortization	109,417	6,951	—	116,368
Interest expense	95,994	521	22,074	118,589
Interest income	1,932	756	(499)	2,189
Total assets	3,373,492	203,178	(73,038)	3,503,632
Goodwill, net	1,186,274	579	13,612	1,200,465
Capital expenditures, including capitalized computer software	95,052	2,783	—	97,835

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary:

We operate our business through Holdings’ sole subsidiary, JDI, and its subsidiaries. We are a leading global marketer and manufacturer of cleaning, hygiene and appearance products and related services for the institutional and industrial cleaning and sanitation market. We are also a leading global supplier of environmentally compliant, water-based acrylic polymer resins for the industrial printing and packaging, coatings and plastics markets. We sell our products in more than 140 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and the Asia Pacific region.

For both the third quarter and the year-to-date, we have continued to increase net sales, overcoming a challenging competitive and economic landscape and our significant on-going restructuring and integration programs. For the three months ended October 1, 2004, net sales increased $65.1 million, or 9.1%, as compared to the prior year and for the nine months ended October 1, 2004, our net sales increased $209 million, or 9.7%, as compared to the prior year. Key contributors to our growth in net sales include the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($32.9 million and $131 million, respectively), the impact of JDI’s November 2003 acquisition of Daisan Kogyo Co., Ltd. ($13.0 million and $38.1 million, respectively), volume growth in Europe, Japan and Asia Pacific driven by new customer wins, and volume growth in the polymer segment due to increased global demand. We also saw a return to growth in North America. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, our net sales growth for the three and nine months ended October 1, 2004 increased 3.0% and 2.2%, respectively, as compared to the prior year.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003	Change	October 1, 2004	October 3, 2003	Change
Net Sales	$783,938	$718,811	9.1%	$2,363,971	$2,154,947	9.7%
Variance due to:
Foreign currency exchange	—	32,922		—	130,933
Acquisitions and divestitures	(14,560)	(5,091)		(42,706)	(14,495)

	(14,560)	27,831		(42,706)	116,438

	$769,378	$746,642	3.0%	$2,321,265	$2,271,385	2.2%

For the three and nine months ended October 1, 2004, our gross margins have declined in both business segments as compared to the prior year as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2004	October 3, 2003	October 1, 2004	October 3, 2003
Consolidated	42.6%	44.9%	43.7%	45.1%

Professional Segment	44.5%	46.2%	45.1%	46.3%
Polymer Segment	25.3%	32.5%	30.5%	33.2%

The reductions in gross margin were most evident in our polymer segment where raw material prices have continued to escalate, driven by higher crude oil and natural gas costs, as well as industry cyclical factors that are causing demand to outstrip supply.

In our professional segment, an unfavorable product mix, particularly in Europe, Japan and Latin America, is adversely impacting gross margins. In addition, the increase in crude oil and natural gas costs have negatively affected our floorcare business where acrylic based polymers are more common in product formulations. We have also been faced with escalating freight and transportation costs in North America, which can be attributed to the rise in crude oil prices.

We are implementing focused price increases in the fourth quarter and into fiscal 2005 to recover, to the fullest extent possible, raw material cost increases, including the impact of further cost increases we anticipate in the fourth quarter. In addition, the implementation of incentives and training programs designed to improve our product mix and the continuation of our aggressive global cost reduction programs will also be required to lift gross margins.

The successful integration of the DiverseyLever acquisition continued in the first nine months of 2004 as efficiencies and cost reductions gained through the synergies from restructuring and integration programs have contributed to the growth in income from continuing operations and have partially offset the gross profit margin impact from competitive and economic factors and a less profitable product mix. We continue to track ahead of schedule in achieving our target cost savings from the multi-year restructuring and integration program, which are projected to be at least $215 million by the end of fiscal year 2005.

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

During the first nine months of 2004, our management team focused on maximizing the cash flows of the business and further improving the management of working capital and global cash balances. During the nine months ended October 1, 2004, JDI repaid $122 million in term debt while at the same time complying with its debt covenants and increasing short-term borrowings by only $42.0 million. Despite higher pension plan contributions and other cash outlays at the end of the third quarter, we have generated $153 million in additional cash from operations and improved working capital by $145 million through an increase of JDI’s receivables securitization program to $136 million from $95.2 million at January 2, 2004, primarily from the addition of JDI’s Italian subsidiary to the program in January 2004, and from the proceeds of the Whitmire divestiture.

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

Pension and Post-Retirement Benefits. JDI sponsors pension and post-retirement plans in various countries, including the United States, which are separately funded. Several statistical and judgmental factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost trends, as determined by us and our actuaries. In addition, JDI’s actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by us may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, longer or shorter life spans of participants and changes in actual costs of healthcare. Actual results may significantly affect the amount of pension and other post-retirement benefit expenses recorded by us.

Goodwill and Long-Lived Assets. Management periodically reviews its long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its amortizing intangible assets and its other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete a fair value impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis. There were no known impairments or indicators of impairment identified during the three and nine month periods ended October 1, 2004 or October 3, 2003.

Three Months Ended October 1, 2004 Compared to Three Months Ended October 3, 2003

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Net product and service sales:
Professional	$684,385	$629,876	$54,509	8.7%
Polymer (1)	77,045	67,100	9,945	14.8%

	761,430	696,976	64,454	9.2%
Sales agency fee income	22,508	21,835	673	3.1%

	$783,938	$718,811	$65,127	9.1%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $31.2 million to the increase in net product and service sales for the three months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of $29.3 million and $1.9 million, respectively, for the professional segment and the polymer segment.

•	Excluding the foreign currency impact, professional segment net sales increased by $25.2 million, or 3.8%, for the three months ended October 1, 2004 as compared to the same period in the prior year primarily due to the impact of recent acquisitions, most notably Daisan Kogyo Co., Ltd. ($13.0 million), and volume growth in Latin America (5.4%) from economic recovery in Brazil and customer wins in Mexico, in the Asia Pacific region (8.3%) from expansion in the developing markets of India and China, and in Japan (3.7%) from the success of the total solutions business. As expected, the North America region returned to growth in the third quarter of 2004, establishing a platform for future expansion. In the European region, net sales grew moderately as compared to the prior period. These improvements were partially offset by competitive global pricing pressures, industry consolidation in the food and beverage business and a change in product mix in key markets as cost reduction efforts cause customers to purchase increased volumes of lower priced, lower margin products at the expense of higher priced, higher margin products.

•	Excluding the foreign currency impact, polymer segment net sales increased by $8.0 million, or 11.6%, for the three months ended October 1, 2004 as compared to the same period in the prior year primarily as a result of volume growth of 13%, mainly in the Asia Pacific and North America regions and in Japan.

•	Excluding a $1.7 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under JDI’s sales agency agreement with Unilever decreased $1.0 million, or 4.4%, for the three months ended October 1, 2004 as compared to the same period in the prior year primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Professional	$314,769	$301,070	$13,699	4.6%
Polymer	19,524	21,809	(2,285)	-10.5%

	334,293	322,879	11,414	3.5%

Gross profit as a % of net sales:
Professional	44.5%	46.2%
Polymer	25.3%	32.5%

	42.6%	44.9%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profits by $18.8 million for the three months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of $14.7 million and $4.1 million, respectively, for the professional segment and the polymer segment.

•	The reductions in gross margin were most evident in our polymer segment, where our products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, all of which are dependent of the price of crude oil and natural gas. Styrene costs, a key raw material in our polymer business, are currently at a level more than 50% above their peak in 2003. Another contributor to the rise in raw material costs and the availability of product is a cyclical mismatch in demand and supply for these materials in the marketplace. As costs have increased, the polymer segment has trended toward an unfavorable product mix from customers substituting lower margin products for specialty polymers.

•	In our professional segment, the primary driver of the gross margin decline has been an unfavorable product and services mix, primarily in Europe, Japan and Latin America, where lower margin products or services are being substituted for higher margin products. The increase crude oil and natural gas costs have also negatively affected our floorcare business, where acrylic based polymers are more common in product formulations. The segment has also been adversely impacted by a steady rise in freight and transportation costs, primarily in North America, which can be attributed to the rise in crude oil prices, and additional depreciation expense ($3.2 million) resulting from a change in accounting estimate for dishwashing equipment useful lives.

•	We are implementing focused price increases in the fourth quarter and into fiscal 2005 to recover, to the fullest extent possible, raw material cost increases, including the impact of further cost increases we anticipate in the fourth quarter. In addition, the implementation of incentives and training programs designed to improve our product mix and the continuation of our aggressive global cost reduction programs will also be required to lift gross margins.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Selling, general and administrative expenses	$271,115	$259,479	$11,636	4.5%
Research and development expenses	18,387	16,922	1,465	8.7%
Restructuring expense	5,604	561	5,043	898.9%

	$295,106	$276,962	$18,144	6.6%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $11.9 million for the three months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of selling, general and administrative expenses ($11.3 million), research and development expenses ($0.5 million) and restructuring expense ($0.1 million).

•	Excluding the impact of foreign currency, selling, general and administrative expenses increased $0.3 million for the three months ended October 1, 2004 as compared to the same period in the prior year due to incremental operating expenses from the Daisan Kogyo Co., Ltd. acquisition ($3.4 million), an increase in capital software amortization costs related to projects placed into service in 2003, increased legal and other professional fees, higher employee benefit costs, particularly in North America, and other inflationary wage and cost increases. These increased costs were effectively offset by decreases in pension plan costs ($5.8 million), which resulted from adjustments to census data and plan curtailments in Brazil and the United Kingdom, and synergies from restructuring and integration programs, primarily in the sales and administrative functions.

•	Excluding the impact of foreign currency, restructuring expense increased $5.0 million for the three months ended October 1, 2004 as compared to the same period in the prior year, primarily due to severance costs recorded for employees terminated as part of approved integration projects, which projects include the closure of facilities, organizational restructuring in the United States ($3.9 million) and restructuring initiatives in Italy and Spain ($1.1 million).

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

During the three months ended October 1, 2004, we recorded $5.6 million of restructuring costs and $7.0 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe as we continued to consolidate our operations.

A summary of all costs associated with the restructuring and integration program for the three months ended October 1, 2004 and the three months ended October 3, 2003 is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

	Three Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003
Reserve balance at beginning of period	$9,020	$69,400
Restructuring costs charged to income	5,604	561
Liability adjustments	(140)	—
Payments of accrued costs	(6,560)	(12,728)

Reserve balance at end of period	$7,924	$57,233

Period costs classified as selling, general and administrative expenses	$6,985	$5,312
Capital expenditures	10,043	10,942

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Interest expense	$39,175	$38,773	$402	1.0%
Interest income	(2,250)	(262)	(1,988)	758.8%

Net interest expense	36,925	38,511	(1,587)	-4.1%
Other expense, net	1,624	666	958	—

•	Net interest expense decreased for the three months ended October 1, 2004 as compared to the same period in the prior year primarily due to the reduction in total debt outstanding and reduction in interest rates resulting from the August 2003 and February 2004 amendments to JDI’s senior secured credit facilities and higher interest income from short-term investments, partially offset by increased debt issuance cost amortization expense resulting from the pre-payment of debt as required under the JDI senior secured credit facility agreement.

•	Other expense, net for the three months ended October 1, 2004 consisted primarily of net losses from foreign currency transactions of $1.6 million.

•	Other expense, net for the three months ended October 3, 2003 consisted primarily of net losses from foreign currency transactions of $1.0 million.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Income before taxes and discontinued operations including minority interests	$645	$6,679	$(6,034)	-90.3%
Provision for income taxes	1,686	3,028	(1,342)	-44.3%
Effective income tax rate	261.4%	45.3%

•	The provision for income taxes decreased as compared to the prior year primarily due to lower income and an increase in the effective tax rate as a result of higher taxes on foreign income and an increase in the valuation allowance for foreign tax loss carryforwards, partially offset by lower income before taxes.

EBITDA:

EBITDA decreased by $3.4 million, or 3.9%, to $84.4 million for the three months ended October 1, 2004, as compared to $87.8 million for the three months ended October 3, 2003, primarily due to the $6.7 million increase in restructuring expenses charged to operations and selling, general and administrative expenses and growth in sales volume were offset by a reduction in gross margin resulting from product and geographic mix and the unrecovered raw material price increases discussed above. While third quarter EBITDA was lower than the same period in the prior year, we are ahead of last year for the nine month period and should continue to show improvement on 2003 for the full year.

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

	Three Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003
Net cash flows provided by operating activities	$67,773	$134,075
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(24,690)	(86,147)
Changes in deferred income taxes	14,137	14,146
Loss from divestitures	(276)	(496)
Gain (loss) on property disposals	550	(4,578)
Depreciation and amortization expense	(46,954)	(39,393)
Amortization of debt issuance costs	(3,207)	(2,624)
Interest accrued on long-term receivables-related parties	733	—
Interest accreted on note payable	(8,563)	(7,804)
Other	(683)	(1,659)

Net income (loss)	(1,180)	5,520
Minority interests in net income (loss) of subsidiaries	(7)	61
Provision for income taxes	1,697	4,305
Interest expense, net	36,925	38,506
Depreciation and amortization expense	46,954	39,393

EBITDA	$84,389	$87,785

Nine Months Ended October 1, 2004 Compared to Nine Months Ended October 3, 2003

Net Sales:

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Net product and service sales:
Professional	$2,065,253	$1,887,776	$177,477	9.4%
Polymer (1)	230,639	201,175	29,464	14.6%

	2,295,892	2,088,951	206,941	9.9%
Sales agency fee income	68,079	65,996	2,083	3.2%

	$2,363,971	$2,154,947	$209,024	9.7%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $124 million to the increase in net product and service sales for the nine months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of $116 million and $7.9 million, respectively, for the professional segment and the polymer segment.

•	Excluding the foreign currency impact, professional segment net sales increased by $61.2 million, or 3.1%, for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to the impact of recent acquisitions, most notably Daisan Kogyo Co., Ltd. ($38.1 million), and volume growth in the Asia Pacific region (8.5%) from expansion into the developing markets in India and China and in Japan (3.2%) from the success of the total solutions business. All other regions showed slight improvement or were flat as compared to the prior period. These improvements were partially offset by competitive global pricing pressures, industry consolidation in the food and beverage business and a change in product mix in key markets as cost reduction efforts cause customers to purchase increased volumes of lower priced, lower margin products at the expense of higher priced, higher margin products.

•	Excluding the foreign currency impact, polymer segment net sales increased by $21.6 million, or 10.3%, for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily as a result of volume growth of 11%, mainly in the Asia Pacific and North America regions and in Japan.

•	Excluding a $6.8 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under JDI’s sales agency agreement with Unilever decreased $4.7 million, or 6.4%, for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets.

Gross Profit:

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Professional	$962,168	$904,240	$57,928	6.4%
Polymer	70,234	66,869	3,365	5.0%

	1,032,402	971,109	61,293	6.3%

Gross profit as a % of net sales:
Professional	45.1%	46.3%
Polymer	30.5%	33.2%

	43.7%	45.1%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profits by $64.1 million for the nine months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of $58.2 million and $5.9 million, respectively, for the professional segment and the polymer segment.

•	The reductions in gross margin were most evident in our polymer segment, where our products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, all of which are dependent of the price of crude oil and natural gas. Styrene costs, a key raw material in our polymer business, are currently at a level more than 50% above their peak in 2003. Another contributor to the rise in raw material costs and the availability of product is a cyclical mismatch in demand and supply for these materials in the marketplace. As costs have increased, the polymer segment has trended toward an unfavorable product mix from customers substituting lower margin products for specialty polymers.

•	In our professional segment, the primary driver of the gross margin decline has been an unfavorable product and services mix, primarily in Europe, Japan and Latin America, where lower margin products or services are being substituted for higher margin products. The increase crude oil and natural gas costs have also negatively affected our floorcare business, where acrylic based polymers are more common in product formulations. The segment has also been adversely impacted by a steady rise in freight and transportation costs, primarily in North America, which can be attributed to the rise in crude oil prices, and additional depreciation expense ($9.5 million) resulting from a change in accounting estimate for dishwashing equipment useful lives.

•	We are implementing focused price increases in the fourth quarter and into fiscal 2005 to recover, to the fullest extent possible, raw material cost increases, including the impact of further cost increases we anticipate in the fourth quarter. In addition, the implementation of incentives and training programs designed to improve our product mix and the continuation of our aggressive global cost reduction programs will also be required to lift gross margins.

Operating Expenses:

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Selling, general and administrative expenses	$825,733	$785,613	$40,120	5.1%
Research and development expenses	55,406	51,216	4,190	8.2%
Restructuring expense	13,154	13,862	(708)	-5.1%

	$894,293	$850,691	$43,602	5.1%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $47.5 million for the nine months ended October 1, 2004 as compared to the same period in the prior year, which was comprised of selling, general and administrative expenses ($44.4 million), research and development expenses ($2.0 million) and restructuring expense ($1.1 million).

•	Excluding the impact of foreign currency, selling, general and administrative expenses decreased $4.3 million for the nine months ended October 1, 2004 as compared to the same period in the prior year. Decreases in pension plan costs ($5.8 million), which resulted from adjustments to census data and plan curtailments in Brazil and the United Kingdom, and synergies from restructuring and integration programs, primarily in the sales and administrative functions, have exceeded the incremental operating expenses from the Daisan Kogyo Co., Ltd. acquisition ($9.2 million), an increase in capital software amortization costs related to projects placed into service in 2003, increased legal and other professional fees, higher employee benefit costs, particularly in North America, and other wage and cost increases.

Restructuring and Integration:

During the nine months ended October 1, 2004, we recorded $13.2 million of restructuring costs and $16.7 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of severance costs recorded for employees terminated as part of approved integration projects, including the closure of facilities and organizational restructuring in the United States ($7.1 million) and initiatives in the Netherlands, Italy and Spain ($4.4 million) as we continue to consolidate our operations.

A summary of all costs associated with the restructuring and integration program for the nine months ended October 1, 2004, the nine months ended October 3, 2003 and from inception is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

(dollars in thousands)	Nine Months Ended		Total Project to Date May 4, 2002 - October 1, 2004
	October 1, 2004	October 3, 2003
Reserve balance at beginning of period	$34,798	$68,858	$—
Exit costs recorded as purchase accounting adjustments	—	21,758	80,574
Restructuring costs charged to income	13,154	13,862	45,722
Liability adjustments	(4,180)	—	(4,180)
Payments of accrued costs	(35,848)	(47,245)	(114,192)

Reserve balance at end of period	$7,924	$57,233	$7,924

Period costs classified as cost of sales	$—	$2,420	$4,878
Period costs classified as selling, general and administrative expenses	16,661	28,236	91,329
Capital expenditures	22,767	32,048	93,980

Non-Operating Results:

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Interest expense	$119,226	$118,589	$637	0.5%
Interest income	(4,204)	(2,189)	(2,015)	92.1%

Net interest expense	115,022	116,400	(1,378)	-1.2%
Other (income) expense, net	3,887	(2,484)	6,371	—

•	Net interest expense decreased for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to the reduction in total debt outstanding and reduction in interest rates resulting from the August 2003 and February 2004 amendments to JDI’s senior secured credit facilities and higher interest income from short-term investments, partially offset by increased debt issuance cost amortization expense resulting from the pre-payment of debt as required under the JDI senior secured credit facility agreement.

•	Other expense, net for the nine months ended October 1, 2004 included net losses from foreign currency transactions ($7.3 million) and non-recoverable sales tax assessments related to prior years ($1.1 million), offset by compensation received from Unilever on the partial termination of our sales agency agreement with Unilever under terms provided for by such agreement and as a result of the disposal by Unilever of certain of its brands ($2.5 million) and net gains on the sale of certain product lines ($1.8 million).

•	Other income, net for the nine months ended October 3, 2003 primarily included a net gain from foreign currency translation and transactions of $1.8 million.

Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Income before taxes and discontinued operations including minority interests	$19,046	$6,390	$12,656	198.1%
Provision for income taxes	10,131	3,074	7,057	229.6%
Effective income tax rate	53.2%	48.1%

•	The provision for income taxes increased as compared to the prior year primarily due to higher income before taxes and an increase in the effective tax rate for the nine months ended October 1, 2004 primarily attributable to higher taxes on foreign income and an increase in the valuation allowance for foreign tax loss carryforwards.

EBITDA:

EBITDA increased by $29.2 million, or 11.8%, to $277 million for the nine months ended October 1, 2004, as compared to $248 million for the nine months ended October 3, 2003, primarily due to the increase in gross profit, offset partially by a $6.4 million increase in other expense, net, all as previously discussed. Benefits from synergy and integration programs and growth in sales volume were offset by a reduction in gross margin resulting from product and geographic mix and the unrecovered raw material price increases discussed above.

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

	Nine Months Ended
(dollars in thousands)	October 1, 2004	October 3, 2003
Net cash flows provided by operating activities	$153,418	$161,653
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	10,498	(19,409)
Changes in deferred income taxes	17,250	22,315
Gain from divestitures	2,757	799
Loss on property disposals	(212)	(9,231)
Depreciation and amortization expense	(139,591)	(116,368)
Amortization of debt issuance costs	(9,851)	(7,742)
Interest accrued on long-term receivables-related parties	2,556	—
Interest accreted on note payable	(24,943)	(22,573)
Other	(848)	(1,127)

Net income	11,034	8,317
Minority interests in net income (loss) of subsidiaries	154	112
Provision for income taxes	11,089	6,486
Interest expense, net	115,023	116,374
Depreciation and amortization expense	139,591	116,368

EBITDA	$276,891	$247,657

Liquidity and Capital Resources

	Nine Months Ended		Change
(dollars in thousands)	October 1, 2004	October 3, 2003	Amount	Percentage
Net cash provided by operating activities	$153,418	$161,653	$(8,235)	-5.1%
Net cash used in investing activities	(35,659)	(81,539)	45,880	-56.3%
Net cash provided by (used in) financing activities	(83,228)	(111,011)	27,783	-25.0%
Capital expenditures	85,092	97,835	(12,743)	-13.0%

			Change
	October 1, 2004	January 2, 2004	Amount	Percentage
Cash and cash equivalents	$40,272	$24,543	$15,729	64.1%
Working capital (1)	404,737	549,367	(144,630)	-26.3%
Total debt	1,570,184	1,738,335	(168,151)	-9.7%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•	Net cash flows provided by operating activities decreased $8.2 million for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to higher pension plan contributions and a reduction of non-current pension related liabilities resulting from adjustments to census data and plan curtailments in Brazil and the United Kingdom ($5.8 million), partially offset by the increase in net income and additional participation in the JDI receivable securitization program ($13.7 million). For further detail on the JDI receivables securitization program, see “Off-Balance Sheet Arrangements” below.

•	Net cash used in investing activities improved by $45.9 million for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to proceeds from the Whitmire divestiture ($46.0 million). A decrease in capital expenditures for property, plant and equipment and computer software ($12.7 million) was largely offset by a reduction in proceeds from the sale of property, plant and equipment ($11.1 million). The characteristics of our business do not generally require us to make significant ongoing capital expenditures. We may make significant cash expenditures in the next few years in an effort to further capitalize on anticipated revenue growth and cost savings opportunities associated with the acquisition of the DiverseyLever business.

•	Net cash flows used in financing activities decreased by $27.8 million for the nine months ended October 1, 2004 as compared to the same period in the prior year primarily due to lower net repayments of debt ($34.0 million) and the timing of dividend payments ($4.9 million). JDI’s senior secured credit facility agreement requires that proceeds received through the sale of assets or expansion of the JDI receivables securitization program be used to pay down outstanding term debt. In the nine months ended October 3, 2003, net repayments of debt were $106 million, resulting from the expansion of the JDI receivables securitization program and increased cash flow from operations. In the nine months ended October 1, 2004, net repayments of debt were $71.7 million, resulting from the proceeds for the Whitmire divestiture and the further expansion of the JDI receivables securitization program.

•	Net working capital decreased $145 million for the nine months ended October 1, 2004 as compared to January 2, 2004 primarily as a result of changes to the JDI receivable securitization program that moved $95.2 million in trade receivables to JDI’s off-balance sheet special purpose entity, additional participation in the JDI receivable securitization program of $13.7 million, primarily in Italy, and a benefit from foreign currency exchange rates. For further detail on the JDI receivables securitization program, see “Off-Balance Sheet Arrangements” below.

•	Due to the seasonality of our business, net working capital tends to be at its lowest levels at year-end with a build during the first half of the year to meet second half demand and a reduction over the second half of the year. At October 1, 2004, net working capital of $405 million was $5.8 million lower than at the end of the second quarter. Given this trend, we anticipate that net working capital will decrease further by the end of the fiscal year.

•	Total debt decreased $168 million for the nine months ended October 1, 2004 as compared to January 2, 2004 primarily as a result of the removal of $95.2 million of obligations under the JDI receivables securitization facility to an off-balance sheet special purpose entity, pre-payment of debt under the JDI senior secured credit facilities ($122 million) and the strengthening of the U.S. dollar against the Euro and other foreign currencies, partially offset by additional short-term borrowings ($42 million) to fund cash outflows from operations and the aforementioned term debt principal payments. For further detail on the JDI receivables securitization program, see “Off-Balance Sheet Arrangements” below.

Debt and Contractual Obligations. As a result of the DiverseyLever acquisition, we and JDI have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition, we issued senior discount notes with a principal amount at maturity of $406 million to Unilever. Under the indenture for the senior discount notes, the principal amount of the senior discount notes accretes at a rate of 10.67% per annum through May 15, 2007. After May 15, 2007, interest will accrue on the accreted value of the senior discount notes at this rate, but will be payable in cash semiannually in arrears to the extent that JDI can distribute to Holdings the cash necessary to make the payments in accordance with the restrictions contained in the indentures for the JDI senior subordinated notes and the JDI senior secured credit facilities. The failure by Holdings to make all or any portion of a semiannual interest payment on the senior discount notes will not constitute an event of default under the indenture for the senior discount notes if that failure results from JDI’s inability to distribute the cash necessary to make that payment in accordance with these restrictions. Instead, interest will continue to accrue on any unpaid interest at a rate of 10.67% per annum, and the unpaid interest will be payable on the next interest payment date on which JDI is able to distribute to Holdings the cash necessary to make the payment in accordance with the provisions contained in the indentures for the JDI senior subordinated notes and the JDI senior secured credit facilities. Holdings has no income from operations and no meaningful assets. Holdings receives all of its income from JDI and substantially all of its assets consist of its investment in JDI. The senior discount notes mature on May 15, 2013.

In addition, on May 3, 2002, in connection with the acquisition, JDI issued its senior subordinated notes and entered into a $1.2 billion senior secured credit facility. JDI used the proceeds of the sale of the JDI senior subordinated notes and initial borrowings under the JDI senior secured credit facilities, together with other available funds, to finance the cash portion of the purchase price for the DiverseyLever business and the related fees and expenses and to refinance then-existing indebtedness.

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

On February 26, 2004, Holdings successfully completed an offer to exchange $406 million in aggregate principal amount at maturity of the outstanding 10.67% senior discount notes due 2013, Series A, which were issued to Unilever in connection with the DiverseyLever acquisition in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”), for 10.67% senior discount notes due 2013, Series B, which were registered with the Securities and Exchange Commission (“SEC”) under the Securities Act.

As of October 1, 2004, excluding indebtedness held by JDI, Holdings only indebtedness consisted of $264 million in senior discount notes. As of October 1, 2004, Holdings’ subsidiaries had total indebtedness of about $1.3 billion, consisting of $576 million of JDI senior subordinated notes, $670 million of borrowings under the JDI senior secured credit facilities, $1.7 million of other long-term borrowings and $57.8 million in short-term credit lines. In addition, we had $199 million in operating lease commitments, $12.1 million in capital lease commitments and $7.3 million committed under letters of credit that expire in 2004 and 2005.

JDI and some of its subsidiaries have the capacity to borrow additional funds under the JDI senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of October 1, 2004, JDI had $15.9 million in borrowings under the revolving portion of the JDI senior secured credit facilities and had the ability to borrow $302 million under those revolving facilities. Of this amount, we believe JDI would have been able to borrow $282 million and still be in compliance with the financial covenants set forth in the JDI senior secured credit facilities, the indentures for the JDI senior subordinated notes and we would have still been in compliance with the financial covenants set forth in the indenture for the senior discount notes.

We believe that the cash flows from operations, the anticipated further cost savings and operating improvements associated with the acquisition of the DiverseyLever business and our restructuring initiatives, together with available cash, available borrowings under the JDI senior secured credit facilities and the proceeds from JDI’s receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to achieve the anticipated cost savings or that our substantial indebtedness will not adversely affect our financial condition.

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

On August 29, 2003, the Receivables Facility was amended to include certain additional JDI’s U.S. subsidiaries, expand the total potential for securitization of trade receivables to $75 million from the previous limit of $55 million, and change the facility term to 354 days from the date of closing, renewable without fee.

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

On January 5, 2004, the Receivables Facility was amended and restated to include JDI’s Italian subsidiary and to further expand the potential for securitization of trade receivables to $150 million.

In March 2004, JDI modified the articles of incorporation of JWPRC and obtained necessary legal opinions in order for the Receivables Facility to be in compliance with the provisions of SFAS No. 140. As such, we have excluded accounts receivable sold under the Receivables Facility from the consolidated balance sheet at October 1, 2004.

As of October 1, 2004, the Conduit held $136 million of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheet. As of January 2, 2004, we included $95.2 million of accounts receivable held by the Conduit in our consolidated balance sheet for the reasons noted above.

As of October 1, 2004, JDI had a retained interest of $129 million in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

For the nine months ended October 1, 2004, JWPRC’s cost of borrowing under the Receivables Facility is at a weighted average rate of 2.56% per annum, which is significantly lower than JDI’s incremental borrowing rate.

Under the terms of the JDI senior secured credit facilities, JDI must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the JDI senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI may enter into may not exceed $200 million in the aggregate.

Financial Covenants under the JDI Senior Secured Credit Facilities

Under the terms of the JDI senior secured credit facilities, we are subject to certain financial covenants. The most restrictive covenants under the JDI senior secured credit facilities require JDI to meet the following targets and ratios:

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on October 1, 2004, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. The JDI senior secured credit facilities prohibit JDI from making capital expenditures during any calendar year nearest the corresponding date set forth below in an amount exceeding the following:

(dollars in thousands)	Maximum Capital Expenditures
December 31, 2004	$122,600
December 31, 2005	$107,000
December 31, 2006	$110,000
December 31, 2007	$113,200

JDI can exceed in a year the maximum capital expenditures limitation set forth above for that year by the amount, if any, by which the limitation set forth above for the previous year exceeded actual capital expenditures made in that previous year. Based on fiscal year 2003 capital expenditures of $135 million as compared to the $161 million maximum, JDI may exceed the fiscal year 2004 capital expenditure limit by an additional $26 million. As of October 1, 2004, JDI was in compliance with the limitation on capital expenditures for fiscal year 2004.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of spending on restructuring and integration-related activities in 2004 and 2005 to $145 million in the aggregate. As of October 1, 2004, JDI was in compliance with the limitation on spending on restructuring and integration-related activities for fiscal year 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of October 1, 2004, JDI had $670 million of debt outstanding under the JDI senior secured credit facilities. After giving effect to the interest rate swap transactions that JDI has entered into with respect to some of the borrowings under its senior credit facilities, $216 million of the debt outstanding remained subject to variable rates. In addition, as of October 1, 2004, JDI had $57.8 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Evaluation of JohnsonDiversey’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”). The result of the controls evaluation was reported to the Audit Committee of JohnsonDiversey, Inc.’s (the “Company’s”) Board of Directors (the “Audit Committee”).

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

Management continues to refine and implement the Financial Infrastructure Internal Control Improvement Plan to address these matters with input from our independent auditors and our Audit Committee. The following is a summary of actions completed as of the end of the third quarter of 2004:

•	In the first quarter of 2004, JDI amended the articles of incorporation related to our asset securitization facility and obtained the necessary updated legal opinions to permit us to resume off-balance sheet treatment of our sold accounts receivable in compliance with SFAS No. 140;

•	In the second quarter of 2004, we completed the integration of our North America fixed asset systems;

•	In the third quarter of 2004, we issued updated global fixed asset accounting policies and procedure statements designed to strengthen accounting and internal control in this area;

•	In the third quarter of 2004, JDI finalized a significant portion of the remaining open purchase price allocation matters; and

•	In the third quarter of 2004, with the assistance of a third party consulting firm, we completed our review of our financial statement closing process, which included a comprehensive analysis of the tax closing process.

Remediation of the remaining reportable conditions continues to be addressed by management. The following is an update of management’s ongoing actions as of the end of the third quarter of 2004:

•	We are making substantial progress with our comprehensive review of purchase accounting for local statutory reporting purposes and have held a number of regional training sessions for finance personnel responsible for the preparation of local statutory reports and income tax returns. We will continue to use this work to assist in identifying any remaining purchase accounting related issues and focus further tailored training sessions for local finance personnel as required.

•	We have formed task forces to develop action plans to implement prioritized recommendations resulting from our analysis of the tax closing and financial statement closing process.

•	We are continuing our work to develop and deploy against training requirements identified by the world-wide skill set assessment of key members of the finance staff that was completed during the second quarter of 2004, with initial emphasis given to tax accounting.

The actions being taken by us to correct the weaknesses previously identified constitute significant changes in internal control over financial reporting in the period covered by this quarterly report. These actions constitute the only changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting in this quarterly period.

As previously disclosed, effective August 16, 2004, Michael Bailey, Holdings’ Vice President, Chief Financial Officer and Treasurer and JDI’s Executive Vice President and Chief Financial Officer, assumed the newly created strategic role of Executive Vice President of Corporate Development for JDI. In his new role, Mr. Bailey is responsible for merger, acquisition and business alliance activity, strategy development and execution, information technology management and business development. Mr. Bailey remains on JDI’s Senior Management Committee, but is no longer an officer of Holdings.

Also as previously disclosed, effective August 16, 2004, Clive Newman, JDI’s Vice President and Corporate Controller, assumed the role of Acting Chief Financial Officer for Holdings and interim Chief Financial Officer for JDI. In addition, in his capacity as JDI’s interim Chief Financial Officer, Mr. Newman is also serving as a member of JDI’s Senior Management Committee. Mr. Newman has been Vice President and Corporate Controller at JDI since completion of the our and JDI’s acquisition of DiverseyLever in May 2002.

On November 1, 2004, the Holdings’ Board of Directors named Joseph Smorada as Vice President and Chief Executive Officer of JohnsonDiversey Holdings, Inc. and JDI’s Board of Directors named Mr. Smorada as Executive Vice President and Chief Financial Officer of JohnsonDiversey, Inc., effective November 15, 2004. Mr. Smorada will serve as a member of the JDI’s Senior Management Committee, replacing Mr. Newman in this role. Mr. Newman will continue to serve as Holdings’ Acting Chief Financial Officer and JDI’s interim Chief Financial Officer until the effectiveness of Mr. Smorada’s appointment, at which time he will resume his prior role as Vice President and Corporate Controller of JDI.

We believe that the above actions taken by Holdings and JDI will enhance the skills of senior finance leadership, improve financial oversight and help Holdings and JDI meet applicable reporting and controls requirements.

Conclusions. Based upon the controls evaluation, our CEO and interim CFO have concluded that our Disclosure Controls, as of the end of the period covered by this quarterly report, including the additional procedures performed and controls instituted by us to supplement our internal control over financial reporting in order to mitigate the effect of the weaknesses identified in this report, were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Auto-C, LLC, JDI’s wholly owned subsidiary, supplies commercial warewashing, laundry and other products in the United States that bear the Auto-Chlor® System trademark and distributes these products through JDI or through dealers with rights in defined territories. Pursuant to a complaint filed on March 2, 2002, as amended, a group of Auto-Chlor System dealers sued DLever, Inc., a subsidiary of Unilever, Auto-C, LLC and JDI in the United States District Court for the District of Minnesota (the “Court”). Following the Court’s July 19, 2004 dismissal of most of the claims made by the Auto-Chlor System dealers, the case was settled in August 2004 without material adverse effect on our business, financial condition, results of operations or cash flows.

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

JOHNSONDIVERSEY HOLDINGS, INC.

Date: November 12, 2004	/s/ CLIVE A. NEWMAN
Clive A. Newman
Acting Chief Financial Officer

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