Form 10-K
period 2004-12-31
JOHNSONDIVERSEY HOLDINGS INC
filed 2005-03-21
CIK 1262768

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☒

There is no public trading market for the registrant’s common stock. As of March 4, 2005, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01par value. There were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, references to “Holdings,” “we,” “our” and “us” in this report refer to JohnsonDiversey Holdings, Inc. and its consolidated subsidiaries and references to “JDI” refer to JohnsonDiversey, Inc., a wholly owned subsidiary of Holdings.

We make statements in this Form 10–K that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to successfully complete the integration of the DiverseyLever business, including the achievement of cost and tax savings;

•	our ability to execute our business strategies;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets, and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission.

i

PART I

ITEM 1. BUSINESS

General

We operate our business through our sole subsidiary, JDI, and its subsidiaries. We are a leading global marketer and manufacturer of cleaning, hygiene and appearance products and related services for the institutional and industrial cleaning and sanitation market. We are also a leading global supplier of environmentally compliant, water-based acrylic polymer resins for the industrial printing and packaging, coatings and plastics markets. We operate our cleaning, hygiene and appearance products and related services business, which we refer to as our professional business, under the names “JohnsonDiversey,” “Johnson Wax Professional,” “Butchers” and “DiverseyLever,” and our polymer business under the name “Johnson Polymer.”

Through JDI and its subsidiaries, we sell our products in more than 140 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan. For the year ended December 31, 2004, we had net sales of $3.2 billion, of which 48% were from Europe, 32% were from North America and 11% were from Japan. For a discussion of financial results by segment and by geographical location, see note 28 to our audited consolidated financial statements.

We are required to file annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website at http://www.johnsondiversey.com. The information on our website is not incorporated into, and is not part of, this annual report.

History

In anticipation of the acquisition of the DiverseyLever business, Holdings was incorporated in the State of Delaware in November 2001 under the name Johnson Professional Holdings, Inc. Following the acquisition, we changed our name from Johnson Professional Holdings to “JohnsonDiversey Holdings, Inc.” Holdings owns all of the outstanding stock of JDI, except for one share which is owned by S.C. Johnson & Son, Inc (“SCJ”).

Prior to fiscal year 2002, Holdings only activity was to enter into the acquisition agreement with respect to the DiverseyLever business. Accordingly, consolidated financial statements of Holdings and its subsidiaries are included in this Form 10-K only for fiscal year 2002 and subsequent periods. For the periods prior to fiscal year 2002, we have included in this Form 10-K the historical consolidated financial statements of JDI and its subsidiaries.

JDI is a privately held business that was incorporated in Delaware in February 1997, under the name S.C. Johnson Commercial Markets, Inc. From February 1997 until November 1999, JDI was a wholly owned subsidiary of SCJ, a leading provider of innovative consumer home cleaning, maintenance and storage products founded by Samuel Curtis Johnson in 1886. In November 1999, JDI was separated from SCJ in a tax-free spin-off. In connection with the spin-off, Commercial Markets Holdco, Inc. (“Holdco”), a Delaware corporation that is majority-owned by descendants of Samuel Curtis Johnson, obtained substantially all of JDI’s shares from SCJ and, in November 2001, contributed those shares to Johnson Professional Holdings, Inc., a wholly owned subsidiary of Holdco.

In May 2002, JDI acquired DiverseyLever, an institutional and industrial cleaning and sanitation business, from Conopco, Inc., a subsidiary of Unilever PLC and Unilever N.V. (together “Unilever”). Following the acquisition, we changed our name to “JohnsonDiversey Holdings, Inc.” In connection with the acquisition, Unilever acquired a one-third interest Holdings and Holdco retained the remaining two-thirds interest. At the closing of the acquisition, JDI entered into a sales agency agreement with Unilever whereby it was appointed Unilever’s exclusive agent to sell its consumer branded products, a business JDI did not acquire, to institutional and industrial customers. The sales agency agreement terminates on May 2, 2007.

Professional Business

General

Our professional business supplies cleaning, hygiene and appearance products, including food service, food processing, floor care, restroom/other housekeeping, laundry and industrial products, to institutional and industrial end-users such as food and lodging establishments, food processing facilities, building service contractors, educational institutions, retail outlets, healthcare facilities and industrial plants. In addition, we provide a wide range of value-added services, including safety and application training, safety and hygiene consulting and hygiene auditing. We sell our professional products and related services on a global basis to a broad range of customers in diverse industries. Excluding sales agency fee income of $88.9 million, our professional business had net sales of $2.8 billion in fiscal year 2004. For a summary of key financial measures related to our professional business, see note 27 to our audited consolidated financial statements, included elsewhere in this report.

Products

We are a worldwide supplier of cleaning, hygiene and appearance products and related services to the institutional and industrial cleaning and sanitation market. We offer a broad, diversified line of products and related services to customers in more than 140 countries. We currently offer a wide range of products in each of six different categories—food service, food processing, floor care, restroom/other housekeeping, laundry and industrial.

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

Sales and Distribution

We sell our products and systems in domestic and international markets through company-trained sales and service personnel, who also advise and assist customers in the proper and efficient use of products and systems in order to meet a full range of cleaning and sanitation needs. We sell our products in more than 140 countries either directly to end-users or through a network of distributors, wholesalers and third-party intermediaries. We employ a direct sales force to market and sell our products. We contract with local third-party distributors on an exclusive and non-exclusive basis. We estimate that direct sales to end-users by our sales force typically account for about half of our professional net sales, with indirect sales through third-party channels accounting for the other half.

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

For additional financial information regarding key financial measures of our professional business, including net sales and long-lived assets by geographical location, see note 27 to our audited consolidated financial statements, included elsewhere in this report.

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

Competition

The worldwide market for our professional products is highly competitive. Our principal professional competitor on a worldwide basis is Ecolab, Inc. (“Ecolab”), which is the largest supplier of cleaning and sanitizing products in the institutional and industrial cleaning and sanitation industry. Ecolab has significant capacity, technology, expertise and financial resources, which enables it to compete effectively with us. We also face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Many of these companies have increased in strength as a result of recent consolidations in the industry. Barriers to entry and expansion in the institutional and industrial cleaning and sanitation industry are low. Other competitors in the market include The Procter & Gamble Company and The Clorox Company, which have expanded into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

We seek to differentiate ourselves from our competitors in our strategic sectors by being the preferred partner to our customers, ensuring safe and healthy high-performing facilities for them and their customers. We believe the quality and ease of use of our products are competitive strengths. In addition, we have long-standing relationships with many of our top customers. Price considerations and sales and marketing effectiveness are also important competitive factors. To achieve expected profitability levels, we must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers.

Foreign Operations

JDI conduct its professional business operations through subsidiaries in Europe, North America, Japan, Latin America and Asia Pacific. Because the professional business has significant manufacturing operations, sales offices and research and development activities in foreign locations, fluctuations in currency exchange rates may have a significant impact on its consolidated financial statements. To a large extent, we use currency netting and forward foreign currency contracts to offset these fluctuations.

In addition, our foreign professional business operations are potentially subject to a number of unique risks and limitations, including: exchange control regulations; wage and price controls; employment regulations; regulatory approvals; foreign investment laws; import and trade restrictions and governmental instability.

Polymer Business

General

We supply environmentally compliant, water-based acrylic polymer resins to the industrial printing and packaging, coatings and plastics markets. Polymer resins work within inks, paints and floor coatings to disperse or carry colorants, provide adhesion to the material being coated, protect the surface of the material and provide a glossy finish. We sell these resins to our customers primarily in North America, Europe and Asia. In fiscal year 2004, our polymer business had net sales of $328 million, including intercompany sales to our professional business of $20.5 million.

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

Printing and Packaging (Ink and Over-print Varnish). We are a leading global supplier of polymer products to the printing and packaging industry and are committed to working with our graphic arts customers to customize their product offerings. Our emulsions and styrene acrylic resins are used in the manufacturing of liquid inks, over-print varnishes, pigment dispersions and wax emulsions for a wide range of applications in the printing and packaging industry. Our largest end-user sector is consumer packaging where applications include corrugated boxes, beverage cartons, cereal and packaged food boxes, packaging for health and beauty aids, toys and other non-durable consumer goods.

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

End-Users and Customers

We principally supply acrylic polymers to industrial customers in the printing and packaging, coatings and plastics industries. The printing and packaging market, consisting of liquid ink, pigment dispersion and over-print varnish manufacturers, represents our polymer business’ largest customer sector. During fiscal year 2004, Sun Chemical Corporation, our largest polymer customer, accounted for 10.6% of our net sales of polymer products. In addition, sales to our professional business accounted for 6.3% of net sales during fiscal year 2004.

Sales and Distribution

We sell our polymer products to customers primarily through our own sales force located in North America, Europe and the Asia Pacific region. As of March 4, 2005, our polymer sales force consisted of about 40 employees. For additional information regarding key financial measures of our polymer business, including net sales and long-lived assets by geographical location, see note 28 to our audited consolidated financial statements, included elsewhere in this report.

Raw Materials

Materials required for production of our polymer products are provided by multiple sources, and we operate under contracts with all of our major raw material suppliers. Significant raw materials purchased by our polymer business include styrene, acrylic acid, alpha methyl styrene, 2-ethyl hexyl acrylate and methyl methacrylate. During the past year, the growth in the overall market demand for a number of these materials has exceeded the growth in capacity, resulting in a tight market supply situation and increased pricing. Raw material pricing has also been unfavorably impacted by higher oil and natural gas prices. As a result of our raw material supply contracts, we have experienced only minimal supply disruptions; however, we have absorbed significantly higher raw material costs and have implemented selling price increases in all of our markets.

Competition

The polymer industry is highly competitive. Our principal global competitor in the market for water-based acrylic polymers for printing and packaging applications is Rohm and Haas Company. In the architectural and industrial coatings markets, our principal competitors are Avecia Limited (NeoResins), BASF AG, The Dow Chemical Corporation and Rohm and Haas Company. In each of our markets, we also have strong local competitors. Other competitors in the specialty chemical industry include Air Products and Chemicals, Inc., Eastman Chemical Company and Lubrizol, Inc. These global competitors are larger and have greater financial resources than we do. As a result, they may be better able to respond to price increases in raw materials and to compete on pricing than we are. By capitalizing upon our unique research and development expertise, and providing customers with new products and technologies, we believe that we are able to compete successfully in the polymer industry.

Proprietary Rights; Research and Development

We believe that the Johnson housemark and the Diversey trademark are important to our business. SCJ has granted us a license to use specified trade names, housemarks and trademarks that incorporate “Johnson,” including “Johnson Wax Professional,” and to use the “Johnson” name, with our owned trade name “Diversey,” in the commercial and industrial channels of trade. See “Item 13. Certain Relationships and Related Transactions.” We own the Diversey trademark and have filed registrations of that trademark in various jurisdictions. These registrations are renewable, potentially indefinitely, as long as we continue to use the Diversey trademark. Other than the Johnson and Diversey marks, we do not believe that our overall business is materially dependent on any individual, trade name, trademark or patent.

In connection with JDI’s acquisition of the DiverseyLever business, JDI entered into several license agreements with Unilever under which Unilever granted JDI a license of specified trademarks, patents, design rights, copyrights and know-how used in the DiverseyLever business, including the “Lever” name, that were retained by Unilever. In addition, under a transferred technology license agreement, JDI granted a license to Unilever to use specified intellectual property rights and patents and registered designs that were transferred to JDI in the acquisition. The licenses granted under these agreements generally terminate with the expiration of the particular patent, design right, copyright or know-how, unless terminated earlier. With respect to the Lever mark, the license terminated on November 2, 2004, but was extended, in certain specific circumstances, until May 2006.

Manufacturing expertise and innovative technologies are important to our business. In particular, our ability to compete effectively is materially dependent upon the technology used in the manufacturing process. We conduct most of our research and development activities at our research facilities located in Sturtevant, Wisconsin, Santa Cruz, California, Sharonville, Ohio, Utrecht, the Netherlands and Muenchwilen, Switzerland. We also have local development and application support in our Asia Pacific region, Latin America region, Japan and other locations in Europe. Through our research, we aim to improve the production processes in our manufacturing facilities, as well as to develop new, more innovative and competitive products, applications and processes and to provide technical assistance to customers to help them improve their operations. In addition, we have entered into a technology disclosure and license agreement with SCJ, under which each party may disclose to the other new technologies that it develops internally, acquires or licenses from third parties.

Substantially all of our principal products have been developed by our research and development and engineering personnel. The following table shows the research and development expenses for our professional and polymer businesses for the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003:

	Fiscal Year Ended December 31, 2004	Fiscal Year Ended January 2, 2004	Fiscal Year Ended January 3, 2003
	(in thousands)
Professional	$60,928	$57,938	$45,330
Polymer	14,355	14,860	16,803

Employees

As of March 4, 2005, we employed over 12,000 employees, of which about 3,000 were located in the United States.

About 3% of our employees in the United States are covered by a collective bargaining agreement, which expires in April 2007. In Europe, the majority of our employees are represented by labor unions and are covered by collective bargaining agreements. Collective bargaining agreements are generally renewable on an annual basis. In several European countries, local co-determination legislation or practice requires employees of companies that are over a specified size or that operate in more than one European country to be represented by a works council. Works councils typically meet between two and four times a year to discuss management plans or decisions that impact employment levels or conditions within the company, including closures of facilities. Certain employees in Australia, Japan, Latin America, New Zealand and South Africa also belong to labor unions and are covered by collective bargaining agreements. Local employment legislation may impose significant requirements in these and other jurisdictions, including consultation requirements.

We believe that we have a satisfactory working relationship with organized labor and employee works councils around the world and have not had any major work stoppages since incorporation in 1997.

Environmental Regulation

Our operations are regulated under a number of federal, state, local and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as well as analogous state, local and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous wastes, we, along with any other person who disposes or arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have disposed or arranged for the disposal of hazardous wastes if those sites become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including some of our disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations, and we may not have some of these permits or some of the permits we have may not be current. In the event of a violation of these laws, we may be liable for damages and for the costs of remedial actions and may also be subject to revocation, non-renewal or modification of our operating and discharge permits. Any such revocation, non-renewal or modification may require us to cease or limit the manufacture and sale of products at one or more of our facilities and may have a material adverse effect on our business, financial condition, results of operations and cash flows. Environmental laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Other Environmental Regulation. Many of our facilities are subject to various federal, state, local or foreign laws and regulations governing the discharge, transportation, use, handling, storage and disposal of hazardous substances. In the United States, these statutes include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, including the Emergency Planning and Community Right-to-Know Act, which imposes reporting requirements when toxic substances are released into the environment. Each year we make various capital investments and expenditures necessary to comply with applicable laws and regulations and satisfy our environmental stewardship principles. To date, these investments and expenditures have not had a material adverse effect on our business, financial condition, results of operations or cash flows. Planned capital expenditures for environmental equipment are expected to be approximately $6.5 million for fiscal year 2005.

Environmental Remediation and Proceedings. We may be jointly and severally liable under CERCLA or its state, local or foreign equivalent for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. Along with several other potentially responsible parties, or PRPs, we are currently involved in waste disposal site clean-up activities at eight sites in the United States. Generally, CERCLA imposes joint and several liability on each PRP that actually contributed hazardous waste to a site. Customarily, PRPs will work with the EPA to agree on and implement a plan for site investigation and remediation. Based on our experience with these environmental proceedings, our estimate of the contribution to be made by other PRPs with the financial ability to pay their shares, and our third party indemnification rights at certain sites (including indemnities provided by SCJ), we believe that our share of the costs at these eight sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition to the liabilities imposed by CERCLA or its state, local or foreign equivalent, we may be liable for costs of investigation and remediation of environmental contamination on or from our current or former properties or at off-site locations under numerous other federal, state, local and foreign laws. Our operations involve the handling, transportation and use of numerous hazardous substances. We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past operations and practices. We are currently in the process of cleaning up soil and/or groundwater contamination at one of our facilities in the United States and one facility in the Netherlands. In addition, we have identified the likelihood of soil and/or groundwater contamination at eight other sites. Based on available information and our indemnification rights, explained below, we believe that the costs to investigate and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows. In many of the foreign jurisdictions in which we operate, however, the laws that govern our operations are still undeveloped or evolving.

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

In addition, we are subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the United States, these requirements are generally administered by the U.S. Food and Drug Administration

(“FDA”). The FDA regulates the manufacture and sale of food, drugs and cosmetics, which includes antibacterial soaps and products used in food preparation establishments. The FDA requires companies to register antibacterial hand care products and imposes specific criteria that the products must meet in order to be marketed for these regulated uses. Before we are able to advertise our product as an antibacterial soap or food-related product, we must generate, and maintain in our possession, information about the product that is consistent with the appropriate FDA monograph. FDA monographs dictate the necessary requirements for various product types such as antimicrobial handsoaps. In addition, the FDA regulates the labeling of these products. If the FDA determines that any of our products do not meet their standards for an antibacterial product, we will not be able to market the product as an antibacterial product. Some of our business operations are subject to similar restrictions and obligations under an order of the U.S. Federal Trade Commission which was issued in 1999 and will remain in effect until at least 2019.

To date, the cost of complying with product registration and compliance has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2. PROPERTIES

We have a total of 45 manufacturing facilities in 26 countries, including Argentina, Brazil, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Switzerland, Turkey, the U.K. and the U.S. Our principal manufacturing facilities for both our professional and polymer businesses are located at Waxdale in Sturtevant, Wisconsin. We lease these facilities from SCJ under leases expiring in 2009, with renewal options. See “Item 13. Certain Relationships and Related Transactions—Relationships with S.C. Johnson & Son—Leases.” Our corporate headquarters are also located in Sturtevant, Wisconsin. We believe our facilities are in good condition and are adequate to meet the existing production needs of our businesses.

The following table summarizes our principal plants and other physical properties that are important to our professional and polymer businesses. Unless indicated otherwise, all owned properties listed below are subject to mortgages:

	Approximate Square Feet Occupied					Business Used In
Location	Owned		Leased		Principal Activity

United States:
Madera, California			90,000		Manufacturing and warehouse	Professional
Garden Grove, California			36,000		Manufacturing, warehouse and research and development	Professional
Santa Cruz, California			75,000		Manufacturing and research and development	Professional
Seaford, Delaware	46,000				Manufacturing	Polymer
Sharonville, Ohio	284,000				Manufacturing and research and development	Professional
East Stroudsburg, Pennsylvania	142,000				Manufacturing	Professional
Mt. Pleasant, Wisconsin			365,000		Warehousing logistics	Professional
Sturtevant, Wisconsin			144,000	**	Manufacturing	Polymer
Sturtevant, Wisconsin			156,000		Logistics (warehouse, distribution)	Polymer
Sturtevant, Wisconsin			180,000	**	Manufacturing	Professional
Sturtevant, Wisconsin	278,000				International headquarters, data center and research and development	Professional and Polymer
Watertown, Wisconsin	125,000				Manufacturing	Professional

International:
Villa Bosch, Argentina	77,000				Manufacturing	Professional
Socorro, Brazil	123,000	*	97,000		Manufacturing	Professional
London, Ontario, Canada	193,000				Manufacturing	Professional
Guangdong, China	75,000				Manufacturing	Professional
Villefranche-sur-Soane, France	181,000	*			Manufacturing	Professional
Kirchheimbolanden, Germany	302,000		86,000		Manufacturing	Professional
Bagnolo, Italy	594,000	*			Manufacturing	Professional
Shizuoka-Ken, Kakegawa, Japan	115,000				Manufacturing	Professional
Tsukuba, Japan	25,000	*			Manufacturing	Professional
Enschede, The Netherlands	289,000				Manufacturing	Professional
Heerenveen, The Netherlands	140,000				European headquarters, manufacturing and logistics (warehouse, distribution)	Polymer
Utrecht, The Netherlands	44,000		68,000		Office and research and development	Professional
Polinya, Spain	240,000				Manufacturing	Professional
Valdemoro, Spain			45,000		Manufacturing	Professional
Munchwilen, Switzerland	112,000				Manufacturing	Professional
Gebze, Turkey			50,000		Manufacturing	Professional
Cotes Park, United Kingdom	583,000				Manufacturing and warehouse	Professional

*	Property not mortgaged
**	Leased from SCJ

ITEM 3. LEGAL PROCEEDINGS

We are party to various legal proceedings in the ordinary course of our business which may, from time to time, include product liability, intellectual property, contract, environmental and tax claims as well as government or regulatory agency inquiries or investigations. We believe that, taking into account our insurance and reserves and the valid defenses with respect to legal matters currently pending against us, the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 4, 2005, there were 3,920 shares of our class A common stock outstanding, all of which are owned by Holdco. There were also 1,960 shares of our class B common stock outstanding, all of which are owned by Marga B.V., which is 100% owned by Unilever. There is no established public trading market for our common stock.

The following table sets forth the amount of cash dividends we paid to our stockholders in fiscal years 2004 and 2003 on a per share basis:

	2004	2003
January	$448.42	$—
March	445.44	—
April	—	445.89
May	445.52	—
June	—	445.07
August	392.31	—
October	—	445.13
December	445.70	—

	$2,177.39	$1,336.09

Cash dividends declared in the fourth quarter of fiscal year 2003 were paid in January 2004. We intend to pay comparable cash dividends to our stockholders in the future. However, our ability to pay dividends is restricted by covenants in the indentures governing our senior discount notes, JDI’s senior subordinated notes and JDI’s senior secured credit facilities.

On May 3, 2002, in connection with our acquisition of the DiverseyLever business, Holdings issued an aggregate of $406 million principal amount at maturity of 10.67% series A senior discount notes due 2013 to Unilever. The senior discount notes were issued under an indenture, dated May 3, 2002, between Holdings and BNY Midwest Trust Company, as trustee, in a private transaction that was not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the issuance of Holdings’ senior discount notes in May 2002, Holdings entered into a resale agreement with Unilever pursuant to which it agreed to exchange the outstanding senior discount notes for an equal principal amount of notes registered under the Securities Act. In September 2003, Holdings filed a registration statement on Form S–4 (Reg. No. 333-108853) with the SEC to register an aggregate of $406 million principal amount at maturity of 10.67% senior discount notes due 2013, series B. The registration statement was declared effective by the SEC on January 8, 2004. On January 12, 2004, Holdings commenced an exchange offer for the senior discount notes. The exchange offer expired on February 20, 2004. At the close of business on February 20, 2004, the $406 million principal amount at maturity of senior discount notes, series A were exchanged for an equivalent amount of 10.67% senior subordinated notes due 2013, series B. Holdings did not receive any proceeds from the exchange offer.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

Through fiscal year 2001, JDI’s fiscal year ended on the Friday nearest to June 30. In June 2002, JDI elected to report its results of operations on a 52/53 week year ending on the Friday nearest to December 31. Accordingly, references in this annual report to our fiscal year 2004 relate to the period from January 3, 2004, to December 31, 2004. Our fiscal year 2003 commenced on January 4, 2003 and ended January 2, 2004. Our fiscal year 2002 commenced on December 29, 2001 and ended on January 3, 2003. JDI’s fiscal year 2001 commenced on July 1,

2000 and ended June 29, 2001. Operations included 52 weeks in fiscal years 2001, 2003 and 2004, and 53 weeks in fiscal year 2002. We also refer in this report to the six-month transition period which commenced on June 30, 2001 and ended on December 28, 2001, as the fiscal six months ended December 28, 2001.

We derived the following selected historical consolidated financial data (1) from our audited consolidated financial statements as of and for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, and (2) from JDI’s audited consolidated financial statements as of and for the fiscal year ended June 29, 2001 and the fiscal six months ended December 28, 2001, and (3) from JDI’s unaudited consolidated financial statements for the six months ended December 29, 2000 and the twelve months ended December 28, 2001. Those audited and unaudited consolidated financial statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP”). You should read the following selected historical consolidated financial data in conjunction with the financial statements and related notes included elsewhere in this annual report and with the information included in this annual report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Holdings			JDI
	Fiscal Year Ended			Twelve Months Ended	Six Months Ended		Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003(1)	December 28, 2001 (unaudited)(2)(3)	December 28, 2001(2)(3)	December 29, 2000 (unaudited)(2)(3)	June 29, 2001 (3)
				(dollars in thousands)
Selected Income Statement Data:
Net sales:
Net product and service sales	$3,080,428	$2,816,162	$2,093,646	$1,134,776	$548,979	$547,036	$1,132,833
Sales agency fee income	88,870	86,808	54,286	—	—	—	—
Cost of sales (4)	1,817,885	1,602,715	1,183,290	562,239	276,782	271,977	557,434
Gross profit (5)	1,351,413	1,300,255	964,642	572,537	272,197	275,059	575,399
Selling, general and administrative expenses (4)	1,104,308	1,065,016	793,645	467,771	228,445	232,462	471,788
Research and development expenses (4)	75,283	72,798	62,133	37,796	18,586	19,432	38,642
Restructuring expenses	20,525	12,919	19,646	—	—	—	—
Operating profit	151,297	149,522	89,218	66,970	25,166	23,165	64,969
Interest expense, net	152,435	155,544	103,518	16,822	6,945	8,381	18,258
Other (income) expense, net	383	(9,821)	(28,670)	2,899	2,141	(3,403)	(2,645)
Provision for income taxes	8,935	5,873	4,863	14,934	4,908	6,486	16,512
Income (loss) from continuing operations	(10,741)	(2,336)	9,822
Income from discontinued operations	2,296	6,135	7,523
Net income (loss)	(8,445)	3,799	17,345	32,194	11,147	11,560	32,607

Selected Other Financial Data:		13,546
EBITDA (6)	$348,260	$327,942	$239,759	$109,247	$41,184	$49,300	$117,363
Depreciation and amortization	194,269	159,463	109,348	45,176	18,159	22,732	49,749
Capital expenditures (7)	129,802	135,153	111,886	54,349	32,929	40,371	61,791
Net cash provided by operating activities	197,060	275,677	231,019	126,138	10,373	25,823	141,588
Net cash used in investing activities	(73,319)	(134,788)	(1,468,514)	(53,991)	(31,063)	(171,250)	(194,178)
Net cash provided by (used in) financing activities	(12,533)	27,989	(72,202)	(74,384)	17,303	131,091	39,404
Gross profit margin (5)	42.6%	44.8%	44.9%	50.5%	49.6%	50.3%	50.8%
Operating margin (8)	4.8%	5.2%	4.2%	5.9%	4.6%	4.2%	5.7%

	Holdings			JDI
	As of
	December 31, 2004	January 2, 2004	January 3, 2003	December 28, 2001	June 29, 2001
	(dollars in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$28,413	$24,543	$59,273	$8,093	$11,801
Accounts receivable, net	555,817	646,518	544,665	161,619	183,308
Inventories	281,752	263,397	260,983	99,082	89,473
Accounts payable	429,868	360,548	328,561	139,623	151,568
Working capital (9)	407,701	549,367	477,087	121,078	121,213
Property, plant and equipment, net	566,961	595,483	561,835	207,060	208,288
Total assets	3,642,682	3,682,906	3,388,752	926,284	913,548
Total debt, including current portion	1,655,288	1,766,644	1,691,481	361,783	342,642
Class B common stock (10)	596,667	467,000	400,000	—	—
Stockholders’ equity	194,668	293,431	218,911	209,660	226,537

(1)	In May 2002, we acquired the DiverseyLever business from Unilever. As a result of the acquisition, results for our fiscal year 2002 include eight months of DiverseyLever results, and historical comparisons for years prior to our fiscal year 2002 are of limited relevance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Through fiscal year 2001, JDI’s fiscal year ended on the Friday nearest to June 30. In June 2002, JDI elected to report its results of operations on a 52/53 week year ending on the Friday nearest to December 31. We have included selected historical financial data for the six-month transition period ended December 28, 2001, and, for comparative purposes, we have included unaudited selected historical financial data for the twelve months ended December 28, 2001, and the six months ended December 29, 2000.
(3)	In June 2004, we sold JDI’s subsidiary, Whitmire Micro-Gen Research Laboratories, Inc. Due to immateriality and the limited relevance of the historical information, the financial data for the fiscal periods prior to the fiscal year ended January 3, 2003 have not been restated to show the effects of this discontinued operation.
(4)	We include distribution costs in our cost of sales. Accordingly, in the above selected historical consolidated financial data for the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, distribution costs of $294 million, $270 million and $201 million, respectively, are included in costs of sales. For periods prior to fiscal year 2002, JDI included its distribution costs in selling, general and administrative expenses. In the above selected historical consolidated financial data, distribution costs of $90.5 million for the twelve months ended December 28, 2001, $45.5 million for the six months ended December 28, 2001, $43.3 million for the six months ended December 29, 2000 and $88.8 million for the fiscal year ended June 29, 2001 are included in selling, general and administrative expenses.
(5)	Gross profit equals net sales less cost of sales. Gross profit margin is gross profit as a percentage of net sales. As stated in footnote 4 above, distribution costs are included in selling, general and administrative expenses for the twelve months ended December 28, 2001, the six months ended December 28, 2001, and December 29, 2000, and the fiscal year ended June 29, 2001, and therefore, excluded from cost of sales and the calculations of gross profit and gross profit margin for those periods. Conversely, distribution costs are included in cost of sales and, therefore, our calculations of gross profit and gross profit margin for the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003. Gross profit and gross profit margin for those periods in which distribution costs were excluded from cost of sales is not comparable to gross profit and gross profit margin for those periods in which distribution costs were included in cost of sales. In addition, because some other companies include costs related to their distribution network in cost of sales and, accordingly, in their calculations of gross profit and gross profit margin, JDI’s gross profit and gross profit margin for the twelve months ended December 28, 2001, the six months ended December 28, 2001, and December 29, 2000, and the fiscal year ended June 29, 2001 may not be comparable to similarly titled measures of other companies.

(6)	EBITDA is a non-U.S. GAAP financial measure, and you should not consider EBITDA as an alternative to U.S. GAAP financial measures such as (a) operating profit or net profit as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with U.S. GAAP) as a measure of our ability to meet cash needs.

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

EBITDA should not be construed as a substitute for, and should be read together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA, for each of the periods for which EBITDA is presented.

	Holdings			JDI
	Fiscal Year Ended			Twelve Months Ended	Six Months Ended		Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003	December 28, 2001 (unaudited)	December 28, 2001	December 29, 2000 (unaudited)	June 29, 2001
	(dollars in thousands)
Net cash flows provided by operating activities	$197,060	$275,677	$231,019	$126,138	$10,373	$25,823	$141,588
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	5,361	(114,984)	(102,522)	(57,822)	13,334	8,857	(62,299)
Depreciation and amortization expense	(194,269)	(159,463)	(109,348)	(45,176)	(18,159)	(22,732)	(49,749)
Amortization of debt issuance costs	(12,711)	(13,126)	(5,951)	—	—	—	—
Interest accreted on notes payable	(33,742)	(31,154)	(18,907)
Interest accrued on long- term receivables–related parties	3,399	4,365	1,417	—	—	—	—
Changes in deferred income taxes	28,023	51,823	16,646	9,997	7,107	(2,884)	6
Gain from divestitures	2,099	3,372	11,921	—	—	2,979	2,979
Gain (loss) on property disposals	936	(12,026)	(11,626)	—	—	—	—
Other	(4,601)	(685)	4,696	(943)	(1,508)	(483)	82

Net (loss) income	(8,445)	3,799	17,345	32,194	11,147	11,560	32,607
Minority interests in net income (loss) of subsidiaries	285	262	(315)	121	25	141	237
Provision for income taxes	9,716	8,908	9,985	14,934	4,908	6,486	16,512
Interest expenses, net	152,435	155,510	103,396	16,822	6,945	8,381	18,258
Depreciation and amortization expense	194,269	159,463	109,348	45,176	18,159	22,732	49,749

EBITDA	$348,260	$327,942	$239,759	$109,247	$41,184	$49,300	$117,363

(7)	Capital expenditures include expenditures for capitalized computer software.
(8)	Operating margin is operating profit as a percentage of net sales.
(9)	Working capital is defined as net accounts receivable plus inventories less accounts payable.
(10)	Our class B common stock, which is beneficially owned by Unilever, is subject to put and call options under a stockholders’ agreement among Holdings, Unilever and Holdco, and is not characterized as stockholders’ equity under U.S. GAAP.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We operate our business through Holdings’ sole subsidiary, JDI, and its subsidiaries. We are a leading global marketer and manufacturer of cleaning, hygiene and appearance products and related services for the institutional and industrial cleaning and sanitation market. We are also a leading global supplier of environmentally compliant, water-based acrylic polymer resins for the industrial printing and packaging, coatings and plastics markets. We sell our products in more than 140 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan. For financial statement reporting purposes, our business is comprised of two operating segments: professional and polymer.

In our fiscal year 2004, we continued to increase net sales, overcoming a challenging competitive and economic landscape while continuing to realize significant benefits from our on-going restructuring and integration programs. For the year ended December 31, 2004, net sales increased $266 million, or 9.2%, as compared to the prior year. Key contributors to our growth in net sales include the strengthening of the euro and certain other foreign currencies against the U.S. dollar ($170 million), the impact of our November 2003 acquisition of Daisan Kogyo Co., Ltd. ($46.2 million), volume growth in Europe, Japan and Asia Pacific driven by new customer wins, and volume growth in the polymer segment due to increased global demand. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, net sales growth for our fiscal year 2004 increased 2.1% as compared to our fiscal year 2003.

	Fiscal Year Ended
(dollars in thousands)	December 31, 2004	January 2, 2004	Change
Net Sales	$3,169,298	$2,902,970	9.2%

Variance due to:
Foreign currency exchange		170,495
Acquisitions and divestitures	(50,921)	(19,241)

	(50,921)	151,254

	$3,118,377	$3,054,224	2.1%

For the year ended December 31, 2004, our gross margins declined in both business segments as compared to the prior years as follows:

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Consolidated	42.6%	44.8%	44.9%

Professional Segment	44.2%	46.0%	46.0%
Polymer Segment	28.4%	33.0%	36.4%

The reductions in gross margin were most evident in our polymer segment where raw material prices have continued to escalate, driven by higher crude oil and natural gas costs, as well as industry cyclical factors that are causing demand to outstrip supply. In our professional segment, an unfavorable product mix, particularly in Europe, Japan and Latin America, adversely impacted gross margins. In addition, increased crude oil and natural gas costs negatively affected our floorcare business where acrylic based polymers are common in product formulations. We have also experienced escalating freight and transportation costs in North America, which is attributable to the rise in crude oil prices.

We have implemented focused price increases to recover, to the fullest extent possible, the raw material cost increases. In addition, we intend to implement incentives and training programs designed to improve our product mix and continue our aggressive global cost reduction programs to lift gross margins.

The successful integration of the DiverseyLever acquisition continued in 2004. Efficiencies and cost reductions generated from restructuring and integration programs added to the growth in income from continuing operations, and have offset the gross profit margin impact from competitive and economic factors and a less profitable product mix. We continue to track ahead of schedule in achieving our targeted cost savings from the multi-year restructuring and integration program, which are expected to be at least $215 million by the end of our fiscal year 2005.

In June 2004, JDI sold Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”), its wholly-owned subsidiary that manufactured and supplied insecticides and equipment to the professional pest management industry in the U.S., to Sorex Holdings, Ltd., a leading European pest-control manufacturer headquartered in the U.K. As previously disclosed, we had determined that the Whitmire business was not part of our overall corporate strategic focus and, therefore, had been actively seeking a buyer. The transaction resulted in a net gain of $1.0 million, net of tax, with the proceeds of $46.0 million used to reduce debt. We have classified the Whitmire business as a discontinued operation and have restated the consolidated statements of income for the prior two years.

Throughout fiscal year 2004, our management team focused on maximizing the cash flows of the business, reducing term debt and further improving the management of working capital and global cash balances. This commitment was evident through the generation of $197 million in cash flows from operations, JDI’s repayment of $156 million in term debt, and an improvement in working capital of $142 million, while, at the same time, complying with our debt covenants. The improvements to cash flows from operations and working capital were impacted by the proceeds of the Whitmire divestiture and an increase of JDI’s receivables securitization program to $130 million at December 31, 2004 from $95.2 million at January 2, 2004, primarily from the addition of JDI’s Italian subsidiary to the program in January 2004. Partially offsetting these improvements was a $63.7 million increase in short-term borrowings to fund operations.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting policies that are most critical to our financial condition and results of operations that involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

Revenue Recognition. We recognize revenue on product sales when risk of loss and title to the product is transferred to the customer, substantially all of which occurs at the time shipment is made. We record an estimated reduction to revenue for customer discount programs and incentive offerings, including allowances and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in a reduction of gross profit margins in the period during which the incentive is offered.

In arriving at net sales, we estimate the amounts of sales deductions likely to be earned by customers in conjunction with incentive programs such as volume rebates and other discounts. Such estimates are based on written agreements and historical trends and are reviewed periodically for possible revision based on changes in facts and circumstances.

Estimating Reserves and Allowances. We estimate inventory reserves based on periodic reviews of our inventory balances to identify slow-moving or obsolete items. This determination is based on a number of factors, including new product introductions, changes in customer demand patterns and historic usage trends.

We estimate the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates, analyzing market conditions and specifically reserving for identified customer balances, based on known facts, which are deemed probable as uncollectible. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on a customer’s ability and likelihood to pay based on management’s review of the facts. For all other customers, we recognize an allowance based on the length of time the receivable is past due based on historical experience.

We accrue for losses associated with litigation and environmental claims based on management’s best estimate of future costs when such losses are probable and reasonably estimable. We record those costs based on what management believes is the most probable amount of the liability within the ranges or, where no amount within the range is a better estimate of the potential liability, at the minimum amount within the range. The accruals are adjusted as further information becomes available or circumstances change.

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. Management also periodically reassesses the estimated remaining useful lives of its amortizing intangible assets and its other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete a fair value impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis. There were no known impairments or indicators of impairment identified during the years ended December 31, 2004, January 2, 2004 or January 3, 2003 that had a material impact on our financial position, results of operations or cash flows.

For an additional discussion of our critical accounting policies and a discussion of new accounting pronouncements, see note 2 to our audited consolidated financial statements included elsewhere in this report.

Fiscal Year Ended December 31, 2004, Compared to Fiscal Year Ended January 2, 2004

Net Sales:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Net product and service sales:
Professional	$2,772,593	$2,549,673	$222,920	8.7%
Polymer (1)	307,835	266,489	41,346	15.5%

	3,080,428	2,816,162	264,266	9.4%

Sales agency fee income	88,870	86,808	2,062	2.4%

	$3,169,298	$2,902,970	$266,328	9.2%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $162 million ($152 million for the professional segment and $9.8 million for the polymer segment) to the increase in net product and service sales for the fiscal year ended December 31, 2004 as compared to the prior year.

•	Excluding the foreign currency impact, professional segment net product and service sales increased by $70.6 million, or 2.6%, for the fiscal year ended December 31, 2004 as compared to the prior year, primarily due to the impact of recent acquisitions, most notably Daisan Kogyo Co., Ltd. ($46.2 million), and volume growth in the Asia Pacific region (7.7%) from expansion into the developing markets in India and China, as well as in Thailand, Australia and New Zealand. This growth was partially offset by reduced volumes in North America, primarily in the first half of the year, due to competitive global pricing pressures, consolidation in the food and beverage industry and lower budgeted government and education spending. All other regions showed a slight improvement in net sales or were flat as compared to the prior year.

•	Excluding the foreign currency impact, polymer segment net sales increased by $31.5 million, or 11.4%, for the fiscal year ended December 31, 2004 as compared to the prior year, primarily as a result of volume growth of 11.0%, mainly in the Asia Pacific and North America regions.

•	Excluding a $8.4 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under our sales agency agreement with Unilever decreased $6.3 million, or 6.6%, for the fiscal year ended December 31, 2004 as compared to the prior year primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets.

Gross Profit:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Professional	$1,263,869	$1,212,329	$51,540	4.3%
Polymer	87,544	87,926	(382)	-0.4%

	1,351,413	1,300,255	51,158	3.9%

Gross profit as a% of net sales:
Professional	44.2%	46.0%
Polymer	28.4%	33.0%

	42.6%	44.8%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profits by $75.0 million ($72.1 million for the professional segment and $2.9 million for the polymer segment) for the fiscal year ended December 31, 2004 as compared to the prior year.

•	The reductions in gross margin were most evident in our polymer segment, where our products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, all of which are dependent on the price of crude oil and natural gas. Styrene costs, a key raw material in our polymer business, are currently at a level more than 50% above their peak in 2003. Another contributor to the rise in raw material costs and the availability of product is a cyclical mismatch in demand and supply for these materials in the marketplace. As costs have increased, the polymer segment has trended toward an unfavorable product mix from customers substituting lower margin products for specialty polymers.

•	In our professional segment, the primary driver of the gross margin decline was an unfavorable product and services mix, primarily in Europe, Japan and Latin America, where lower margin products or services are being substituted for higher margin products. Increased crude oil and natural gas costs also negatively affected our floorcare business, where acrylic based polymers are more common in product formulations. The segment was also adversely impacted by higher freight and transportation costs, primarily in North America, which is attributable to the rise in crude oil prices, and additional depreciation expense ($12.8 million) resulting from a change in accounting estimate of dishwashing equipment useful lives.

•	We have implemented focused price increases to recover, to the extent possible, raw material cost increases. In addition, we intend to implement incentives and training programs designed to improve our product mix and continue our aggressive global cost reduction programs to lift gross margins.

Operating Expenses:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Selling, general and administrative expenses	$1,104,308	$1,065,016	$39,292	3.7%
Research and development expenses	75,283	72,798	2,485	3.4%
Restructuring expenses	20,525	12,919	7,606	58.9%

	$1,200,116	$1,150,733	$49,383	4.3%

As a percentage of net sales:
Selling, general and administrative expenses	34.8%	36.7%
Research and development expenses	2.4%	2.5%
Restructuring expenses	0.6%	0.4%

	37.9%	39.6%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $58.0 million ($54.3 million in selling, general and administrative expenses, $2.5 million in research and development expenses and $1.2 million in restructuring expenses) for the fiscal year ended December 31, 2004 as compared to the prior year.

•	Excluding the impact of foreign currency, selling, general and administrative expenses decreased $15.1 million for the fiscal year ended December 31, 2004 as compared to the prior year. Cost reductions are primarily due to synergies from restructuring and integration programs and an adjustment in pension plan costs ($5.8 million) related to census data and plan curtailments in Brazil and the U.K. These decreases more than offset the incremental operating expenses from the Daisan Kogyo Co., Ltd. acquisition ($11.6 million), as well as increases in capital software amortization costs related to projects placed into service in 2003, legal and other professional fees, employee benefit costs, particularly in North America, and other wages and costs.

Restructuring and Integration:

During the fiscal year ended December 31, 2004, we recorded $20.5 million of restructuring costs and $25.3 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of severance costs recorded for employees terminated as part of approved integration projects, including the closure of facilities and organizational restructuring in the United States ($10.0 million) and initiatives in the Netherlands and Spain ($7.0 million) as we continued to consolidate our operations.

A summary of costs associated with the restructuring and integration program for the fiscal years ended December 31, 2004 and January 2, 2004 and from inception is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

	Fiscal Year Ended		Total Project to Date May 4, 2002 - December 31, 2004
(dollars in thousands)	December 31, 2004	January 2, 2004
Reserve balance at beginning of period	$34,798	$68,858	$—
Exit costs recorded as purchase accounting adjustments	—	10,480	80,574
Restructuring costs charged to income	20,525	12,919	53,090
Liability adjustments	(4,337)	—	(4,337)
Payments of accrued costs	(41,978)	(57,459)	(120,319)

Reserve balance at end of period	$9,008	$34,798	$9,008

Period costs classified as cost of sales	$—	$2,420	$4,878
Period costs classified as selling, general and administrative expenses	25,332	43,137	100,000
Capital expenditures	39,205	55,535	110,418

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Interest expense	$158,708	$162,579	$(3,871)	-2.4%
Interest income	(6,273)	(7,035)	762	-10.8%

Net interest expense	152,435	155,544	(3,109)	-2.0%
Other (income) expense, net	383	(9,821)	10,204	—

•	Net interest expense decreased for the fiscal year ended December 31, 2004 as compared to the prior year primarily due to the reduction in total debt outstanding and reduction in interest rates resulting from the August 2003 and February 2004 amendments to JDI’s senior secured credit facilities. This reduction was partially offset by increased debt issuance cost amortization expense related to the pre-payment of debt from the Whitmire divestiture and the expansion of JDI’s receivable securitization facility to its Italian operations.

•	Other expense, net, for the fiscal year ended December 31, 2004 included net losses from foreign currency transactions ($3.4 million) and non-recoverable sales tax assessments related to prior years ($1.1 million), offset by compensation received from Unilever on the partial termination of our sales agency agreement with Unilever under terms provided for by such agreement and as a result of the disposal by Unilever of certain of its brands ($3.6 million) and net gains on the sale of certain product lines ($1.1 million).

•	Other income, net, for the fiscal year ended January 2, 2004 primarily included net gains from foreign currency translation and transactions ($7.1 million) and sales of certain product lines ($3.4 million).

Income Taxes:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Income before taxes and discontinued operations excluding minority interests	$(1,806)	$3,537	$(5,343)	-151.1%
Provision for income taxes	8,935	5,873	3,062	52.1%

Effective income tax rate	-494.7%	166.0%

•	The provision for income taxes increased as compared to the prior year primarily due to an increase in the effective tax rate for the fiscal year ended December 31, 2004, primarily attributable to the decision to begin to remit earnings of certain foreign subsidiaries to a U.S. subsidiary of the Company. An increase in income tax expense results from this decision since the foreign subsidiaries were, collectively, subject to a rate of tax lower than the U.S. statutory tax rate.

Net Income:

Net income decreased by $12.2 million, to net loss of $8.4 million for the fiscal year ended December 31, 2004 as compared to net income of $3.8 million for fiscal year ended January 2, 2004, primarily due a 220 basis point decrease in gross margin percentage, higher depreciation and amortization expense resulting from a change in accounting estimate for dishwashing machines ($12.8 million), and an increase in income tax expense ($4.1 million), primarily attributable to a non-cash charge for removing the permanently invested status for earnings of certain of JDI’s foreign subsidiaries, all as previously discussed.

EBITDA:

EBITDA increased by $20.3 million, or 6.2%, to $348 million for the fiscal year ended December 31, 2004, as compared to $328 million for fiscal year ended January 2, 2004, primarily due to the $266 million increase in net sales and a $7.6 million net decrease in restructuring related expenses, partially offset by a 220 basis point decrease in gross margin percentage, all as previously discussed. Of these cost increases, $34.8 million were related to higher depreciation and amortization expense which do not impact EBITDA. For a discussion of EBITDA and a reconciliation of EBITDA to net cash flows provided by operating activities, see “Item 6. Selected Historical Financial Data.”

Fiscal Year Ended January 2, 2004, Compared to Fiscal Year Ended January 3, 2003

Net Sales:

	Fiscal Year Ended		Change
(dollars in thousands)	January 2, 2004	January 3, 2003	Amount	Percentage
Net product and service sales:
Professional	$2,549,673	$1,848,709	$700,964	37.9%
Polymer (1)	266,489	244,937	21,552	8.8%

	2,816,162	2,093,646	722,516	34.5%

Sales agency fee income	86,808	54,286	32,522	59.9%

	$2,902,970	$2,147,932	$755,038	35.2%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $168 million ($152 million for the professional segment and $15.9 million for the polymer segment) to the increase in net product and service sales for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003.

•	Excluding the foreign currency impact, professional segment net sales increased by $549 million, or 27.4%, for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003 primarily due to the impact of acquisition of the DiverseyLever business in May 2002.

•	The professional segment was negatively impacted in fiscal years 2002 and 2003 by slow recoveries from the terrorist attacks of September 11, 2001, and the SARS epidemic, both of which reduced international travel and tourism, and poor economic conditions that depressed demand in key business sectors in North America and certain western European countries.

•	Excluding the foreign currency impact, polymer segment net sales increased by $5.7 million, or 2.2%, for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003, primarily as a result of volume growth of 2%, mainly in the Asia Pacific and North America regions and in Japan.

•	Excluding a $7.6 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under our sales agency agreement with Unilever increased $25.0 million, or 40.4%, for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003, primarily due to the impact of acquisition of the DiverseyLever business in 2002.

Gross Profit:

	Fiscal Year Ended		Change
(dollars in thousands)	January 2, 2004	January 3, 2003	Amount	Percentage
Professional	$1,212,329	$875,419	$336,910	38.5%
Polymer	87,926	89,223	(1,297)	-1.5%

	1,300,255	964,642	335,613	34.8%

Gross profit as a% of net sales:
Professional	46.0%	46.0%
Polymer	33.0%	36.4%

	44.8%	44.9%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profits by $16.8 million ($11.8 million for the professional segment and $5.0 million for the polymer segment) for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003.

•	Excluding the foreign currency impact, the professional segment’s gross profit increased by $325 million, or 36.6%, for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003, primarily due to the impact of acquisition of the DiverseyLever business and supply chain synergy savings, such as additional volume purchase discounts and more efficient production and distribution processes, partially offset by unfavorable product mix and under-recovery of cost increases.

•	Excluding the foreign currency impact, the polymer segment’s gross profit decreased by $6.3 million, or 6.6%, for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003, primarily due to the decline in global average selling prices and the impact of higher raw material costs, partially offset by the volume increase discussed above.

Operating Expenses:

	Fiscal Year Ended		Change
(dollars in thousands)	January 2, 2004	January 3, 2003	Amount	Percentage
Selling, general and administrative expenses	$1,065,016	$793,645	$271,371	34.2%
Research and development expenses	72,798	62,133	10,665	17.2%
Restructuring expenses	12,919	19,646	(6,727)	-34.2%

	$1,150,733	$875,424	$275,309	31.4%

As a percentage of net sales:
Selling, general and administrative expenses	36.7%	36.9%
Research and development expenses	2.5%	2.9%
Restructuring expenses	0.4%	0.9%

	39.6%	40.8%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $61.7 million ($55.6 million in selling, general and administrative expenses, $4.1 million in research and development expenses and $2.0 million in restructuring expenses) for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003.

•	Excluding the impact of foreign currency, selling, general and administrative expenses increased by $216 million, or 25.4%, for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003, primarily due to the impact of acquisition of the DiverseyLever business, partially offset by synergies realized from the DiverseyLever acquisition and cost reduction programs. Integration-related costs of $43.1 million were recorded in selling, general and administrative expenses during the fiscal year ended January 3, 2004, consisting primarily of employee severance, information technology and facility-related costs, an increase of $11.6 million compared to the fiscal year ended January 3, 2003.

•	Excluding the impact of foreign currency, research and development expenses increased by $6.5 million, or 9.9%, for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003, primarily due to the impact of acquisition of the DiverseyLever business,

Restructuring and Integration:

During the fiscal year ended January 2, 2004, we recorded $10.5 million of exit costs as purchase accounting adjustments, $12.9 million of restructuring costs and $43.1 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of $20.0 million in information technology implementation projects in Western Europe, Latin America and Japan, as well as our corporate headquarters, $16.8 million in involuntary termination and outplacement costs associated with the consolidation of global operations, $6.2 million in facility closure and asset write-down costs and $4.6 million related to the consolidation of the North American supply chain operations.

Restructuring expenses of $19.6 million were incurred in the fiscal year ended January 3, 2003 in connection with a restructuring plan developed primarily for the purpose of realizing headcount reductions and rationalizing facilities resulting from the acquisition. In connection with this plan, we incurred $11.0 million of expenses pertaining primarily to planned employee terminations and we also incurred $8.6 million of expenses for the elimination of redundant facilities as part of the overall restructuring plan.

A summary of all costs associated with the restructuring and integration program for the fiscal years ended January 2, 2004 and January 3, 2003 and from inception is outlined below. The reserve balance shown below reflects the aggregate reserves for restructuring costs.

	Fiscal Year Ended		Total Project to Date May 4, 2002 - January 2, 2004
(dollars in thousands)	January 2, 2004	January 3, 2003
Reserve balance at beginning of period	$68,858	$—	$—
Exit costs recorded as purchase accounting adjustments	10,480	70,094	80,574
Restructuring costs charged to income	12,919	19,646	32,565
Payments of accrued costs	(57,459)	(20,882)	(78,341)

Reserve balance at end of period	$34,798	$68,858	$34,798

Period costs classified as cost of sales	$2,420	$2,458	$4,878
Period costs classified as selling, general and administrative expenses	43,137	31,531	74,668
Capital expenditures	55,535	15,678	71,213

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in thousands)	January 2, 2004	January 3, 2003	Amount	Percentage
Interest expense	$162,579	$109,336	$53,243	48.7%
Interest income	(7,035)	(5,818)	(1,217)	20.9%

Net interest expense	155,544	103,518	52,026	50.3%

Other (income) expense, net	(9,821)	(28,670)	18,849	—

•	Net interest expense increased for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003. To fund the acquisition of the DiverseyLever business in May 2002, Holdings issued $202 million of senior discount notes, and JDI incurred $1.4 billion of debt under its senior secured credit facilities and its senior subordinated notes. Due to the timing of the borrowings, the increased debt level was in place for only eight of the twelve months in the year ended January 3, 2003, versus for the entire year ended January 2, 2004. In addition, we wrote-off $5.1 million of debt issuance costs in the fourth quarter of fiscal year 2003

•	Other income, net, for the fiscal year ended January 2, 2004 primarily included net gains from foreign currency translation and transactions ($7.1 million) and sales of certain product lines ($3.4 million).

•	Other income, net, for the fiscal year ended January 3, 2003 primarily included a net hedging gain on a forward-purchase contract of euros related to the acquisition of DiverseyLever ($15.7 million), a gain on the sale of a non-strategic dishwashing detergent product line ($9.6 million), a net gain on the sale of a non-strategic adhesives production line ($2.3 million) and a net gain from foreign currency transactions ($3.2 million), partially offset by a loss on the devaluation of the Argentine peso ($3.1 million).

Income Taxes:

	Fiscal Year Ended		Change
(dollars in thousands)	January 2, 2004	January 3, 2003	Amount	Percentage
Income before taxes and discontinued operations excluding minority interests	$3,537	$14,685	$(11,148)	-75.9%
Provision for income taxes	5,873	4,863	1,010	20.8%

Effective income tax rate	166.0%	33.1%

•	The provision for income taxes increased for the fiscal year ended January 2, 2004 as compared to the fiscal year ended January 3, 2003, primarily due to an increase in the effective tax rate from not providing a current tax benefit for certain U.S. foreign tax credits that are not expected to be utilized prior to expiration.

Net Income:

Net income decreased by $13.5 million, or 78.1%, to $3.8 million for the fiscal year ended January 2, 2004 as compared to $17.3 million for fiscal year ended January 3, 2003, primarily due to a $271 million increase in selling, general and administrative expenses, a $10.7 million increase in research and development expense, a $52.0 million increase in net interest expense and a $18.8 million decrease in other income, partially offset by a $336 million increase in gross profit resulting from increased sales, all as previously discussed.

EBITDA:

EBITDA increased by $88.2 million to $328 million for the year ended January 2, 2004, from $240 million for the year ended January 3, 2003. The increase in EBITDA resulted primarily from a $336 million increase in gross profit resulting from the increased net sales, partially offset by a $271 million increase in selling, general and administrative expenses, a $10.7 million increase in research and development expense and an $18.8 million decrease in other income, all as previously discussed. Of these cost increases, $50.1 million were related to higher depreciation and amortization expense which did not impact EBITDA. For a discussion of EBITDA and a reconciliation of EBITDA to net cash flows provided by operating activities, see “Item 6. Selected Historical Financial Data.”

Liquidity and Capital Resources

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2004	January 2, 2004	Amount	Percentage
Net cash provided by operating activities	$197,060	$275,677	$(78,617)	-28.5%
Net cash used in investing activities	(73,319)	(134,788)	61,469	-45.6%
Net cash used in financing activities	(12,533)	27,989	(40,522)	-144.8%
Capital expenditures	129,802	135,153	(5,351)	-4.0%

			Change
	December 31, 2004	January 2, 2004	Amount	Percentage
Cash and cash equivalents	$28,413	$24,543	$3,870	15.8%
Working capital (1)	407,701	549,367	(141,666)	-25.8%
Total debt	1,655,288	1,766,644	(111,356)	-6.3%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•	Net cash flows provided by operating activities decreased $78.6 million for the fiscal year ended December 31, 2004 as compared to the prior fiscal year, primarily due to the change in net pension plan contributions ($67.6 million) made in 2004 resulting from settlement amounts received from Unilever in 2003, a reduction of non-current pension related liabilities resulting from adjustments to census data and plan curtailments in Brazil and the U.K. ($5.8 million), reduced growth in the receivables securitization program ($24.2 million) and higher receivables and inventories resulting from additional net sales, partially offset by higher payables resulting from increased purchasing activity to support business growth . For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

•	Net cash used in investing activities improved by $61.5 million for the fiscal year ended December 31, 2004 as compared to the prior fiscal year, primarily due to proceeds from the Whitmire divestiture ($46.0 million) and a reduction in net cash used in acquisitions ($17.7 million). A decrease in capital expenditures for property, plant and equipment and computer software ($5.4 million) was largely offset by a reduction in proceeds from the sale of property, plant and equipment ($4.9 million). We expect to make significant cash expenditures in the next few years in an effort to further capitalize on anticipated revenue growth and cost savings opportunities associated with the acquisition of the DiverseyLever business and to improve the effectiveness of our information technology platforms.

•	Net cash flows used in financing activities decreased by $96.3 million for the fiscal year ended December 31, 2004 as compared to the prior fiscal year, primarily due to a reduction in net debt repayments ($101 million), partially offset by the timing of dividend payments ($5.0 million). JDI’s senior secured credit facility agreement requires that proceeds received from the sale of assets or expansion of the JDI receivables securitization program be first used to pay down outstanding term debt. In the fiscal year ended January 2, 2004, net repayments of debt were $194 million, resulting from the expansion of the JDI receivables securitization program to certain U.S. and U.K. subsidiaries and cash flow from operations. In the fiscal year ended December 31, 2004, net repayments of debt were $93.0 million, resulting from the proceeds for the Whitmire divestiture and further expansion of the JDI receivables securitization program to its Italian subsidiary.

•	Net working capital decreased $142 million for the fiscal year ended December 31, 2004 as compared to the prior fiscal year, primarily as a result of changes to the JDI receivable securitization program that moved $95.2 million in trade receivables to our off-balance sheet special purpose entity, additional participation in the JDI receivable securitization program of $35.1 million, mainly in Italy, and higher receivables and inventories resulting from additional net sales, partially offset by higher payables resulting from increased purchasing activity to support business growth. For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

•	Total debt decreased $111million for the fiscal year ended December 31, 2004 as compared to the prior fiscal year, primarily as a result of the removal of $95.2 million of obligations under the JDI receivables securitization facility to an off-balance sheet special purpose entity, pre-payment of debt under the JDI senior secured credit facilities ($156 million) and the strengthening of the U.S. dollar against the Euro and other foreign currencies, partially offset by additional short-term borrowings ($63.7 million) to fund cash outflows from operations and the aforementioned term debt principal payments. For further detail on the receivables securitization program, see “Off-Balance Sheet Arrangements” below.

Debt and Contractual Obligations. As a result of the DiverseyLever acquisition, Holdings and JDI have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition, Holdings issued senior discount notes with a principal amount at maturity of $406 million to Unilever. Under the indenture for the senior discount notes, the principal amount of the senior discount notes accretes at a rate of 10.67% per annum through May 15, 2007. After May 15, 2007, interest will accrue on the accreted value of the senior discount notes at this rate, but will be payable in cash semiannually in arrears to the extent that JDI can distribute to Holdings the cash necessary to make the payments in accordance with the restrictions contained in the indentures for the JDI senior subordinated notes and the JDI senior secured credit facilities. The failure by Holdings to make all or any portion of a semiannual interest payment on the senior discount notes will not constitute an event of default under the indenture for the senior discount notes if that failure results from JDI’s inability to distribute the cash necessary to make that payment in accordance with these restrictions. Instead, interest will continue to accrue on any unpaid interest at a rate of 10.67% per annum, and the unpaid interest will be payable on the next interest payment date on which JDI is able to distribute to Holdings the cash necessary to make the payment in accordance with the provisions contained in the indentures for the JDI senior subordinated notes and the JDI senior secured credit facilities. Holdings has no income from operations and no meaningful assets other than its interest in JDI. Holdings receives all of its income from JDI and substantially all of its assets consist of its investment in JDI. The senior discount notes mature on May 15, 2013.

On February 26, 2004, Holdings successfully completed an offer to exchange $406 million in aggregate principal amount at maturity of the outstanding 10.67% senior discount notes due 2013, series A, which were issued to Unilever in connection with the DiverseyLever acquisition in a private placement transaction exempt from the registration requirements of the Securities Act, for 10.67% senior discount notes due 2013, series B, which were registered with the SEC under the Securities Act.

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

The JDI senior secured credit facilities were amended for a second time in February 2004. This amendment reduced the interest rate payable for the U.S. dollar portion of the term B tranche of debt under the senior secured credit facilities, thereby reducing the borrowing cost over the remaining life of the tranche. In addition, the amendment changed various financial covenants and administrative requirements to provide us with greater flexibility to operate our business and to complete the integration of the DiverseyLever acquisition.

JDI and some of its subsidiaries have the capacity to borrow additional funds under the JDI senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of December 31, 2004, JDI had $39.3 million in borrowings under the revolving portion of the JDI senior secured credit facilities and had the ability to borrow $283 million under those revolving facilities. Of this amount, we believe JDI would have been able to borrow $81.8 million and still be in compliance with the financial covenants set forth in the JDI senior secured credit facilities and the indentures for the JDI senior subordinated notes.

As of December 31, 2004, excluding indebtedness held by JDI, our only indebtedness consisted of the senior discount notes with an accreted value of $281 million. As of December 31, our subsidiaries had total indebtedness of $1.3 billion, consisting of $605 million of JDI senior subordinated notes, $685 million of borrowings under the JDI senior secured credit facilities, $2.2 million in other long-term debt and $53.4 million in short-term credit lines. In addition, we had $241million in operating lease commitments, $11.4 million in capital lease commitments, $2.8 million in purchase commitments and $7.3 million committed under letters of credit that expire in 2005. As of December 31, 2004, we had the following payments due with respect to these contractual obligations:

	Payments Due by Period:
Contractual Obligations	Total	2005	2006-2007	2008-2009	2010 and Thereafter
	(dollars in thousands)
Long-term debt obligations:
Senior Discount Notes (1)	$666,387	$—	$21,675	$86,701	$558,011
JDI term credit facilities	647,505	8,286	16,780	622,439	—
JDI senior subordinated notes (2)	1,031,952	58,227	116,454	116,454	740,817
JDI lines of credit	53,404	53,404	—	—	—
JDI revolving credit facilities	39,300	39,300	—	—	—
Operating leases	241,061	66,766	104,713	27,035	42,547
Capital leases	11,387	5,130	5,753	504	—
Purchase commitments (3)	2,760	1,380	1,380	—	—

Total contractual obligations	$2,693,756	$232,493	$266,755	$853,133	$1,341,375

(1)	Includes scheduled annual interest payments at 10.67% starting in November 2007
(2)	Includes scheduled annual interest payments at 9.625%
(3)	Primarily relates to commitments of our polymer business to purchase minimum quantities of styrene monomer from certain vendors

We believe that the cash flows from operations, the anticipated further cost savings and operating improvements associated with the acquisition of the DiverseyLever business and our restructuring initiatives, together with available cash, available borrowings under the senior secured credit facilities and the proceeds from our receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to achieve the anticipated cost savings or that our substantial indebtedness will not adversely affect our financial condition.

Off-Balance Sheet Arrangements. Since March 2001, JDI and some of its subsidiaries have funded a portion of their short-term liquidity needs through the securitization of some of their trade accounts receivable (the “Receivables Facility”). JDI and some of its U.S and foreign subsidiaries are parties to an agreement whereby they sell, on a continuous basis, all trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, special purpose, bankruptcy-remote subsidiary formed for the sole purpose of buying and selling receivables. Under the Receivables Facility, JDI and some of its subsidiaries, irrevocably and without recourse, transfer all trade receivables to JWPRC. JWPRC, in turn, sells an undivided interest in these receivables to Chariot Asset Management Corporation (the “Conduit”), formerly Falcon Asset Management Corporation, for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement), less the applicable reserve.

In August 2003, the Receivables Facility was amended to include certain additional JDI U.S. subsidiaries, expand the total potential for securitization of trade receivables to $75 million from the previous limit of $55 million, and change the facility term to 354 days from the date of closing.

In October 2003, the Receivables Facility was again amended to include certain U.K. subsidiaries and further expand the total potential for securitization of trade receivables to $100 million (the “October 2003 amendment”). Prior to the October 2003 amendment, the beneficial interest of accounts receivable sold under the Receivables Facility was excluded from accounts receivable in our consolidated balance sheets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” As a result of the terms of the October 2003 amendment, limitations in the articles of incorporation of JWPRC and the requirements for sale defined in SFAS No. 140, we were no longer able to exclude the accounts receivable sold under the Receivables Facility from its consolidated balance sheets.

In January 2004, the Receivables Facility was amended and restated to include JDI’s Italian subsidiary and to further expand the potential for securitization of trade receivables to $150 million.

In March 2004, JDI modified the articles of incorporation of JWPRC and obtained necessary legal opinions in order for the amended Receivables Facility to be in compliance with the provisions of SFAS No. 140. As such, since the end of the first quarter of fiscal year 2004, we have excluded accounts receivable sold under the Receivables Facility from the consolidated balance sheet.

As of December 31, 2004, the Conduit held $130 million of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheet. As of January 2, 2004, we included $95.2 million of accounts receivable held by the Conduit in our consolidated balance sheet for the reasons noted above.

As of December 31, 2004, JDI had a retained interest of $135 million in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

For the fiscal year ended December 31, 2004, JWPRC’s cost of borrowing under the Receivables Facility is at a weighted average rate of 2.59% per annum, which is significantly lower than JDI’s incremental borrowing rate.

Under the terms of the JDI senior secured credit facilities, JDI must first use any net proceeds from the Receivables Facility to prepay loans outstanding under the JDI senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI and its subsidiaries may enter into may not exceed $200 million in the aggregate.

Financial Covenants under the JDI Senior Secured Credit Facilities

Under the terms of the JDI senior secured credit facilities, JDI, and some of its subsidiaries are subject to certain financial covenants. The most restrictive covenants under the JDI senior secured credit facilities require us to meet the following targets and ratios:

Maximum Leverage Ratio. JDI is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the JDI senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) JDI’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under JDI’s Receivables Facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using the average exchange rate for the relevant prior two fiscal quarters to (2) JDI’s consolidated EBITDA, as defined in the JDI senior secured credit facilities, for that same financial covenant period.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on December 31, 2004, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. The JDI senior secured credit facilities prohibit JDI from making capital expenditures during any calendar year nearest the corresponding date set forth below in an amount exceeding the following:

(dollars in thousands)	Maximum Capital Expenditures
December 31, 2004	$122,600
December 31, 2005	$107,000
December 31, 2006	$110,000
December 31, 2007	$113,200

JDI can exceed in a year the maximum capital expenditures limitation set forth above for that year by the amount, if any, by which the limitation set forth above for the previous year exceeded actual capital expenditures made in that previous year. As of December 31, 2004, JDI was in compliance with the limitation on capital expenditures for fiscal year 2004.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of spending on restructuring and integration-related activities in 2004 and 2005 to $145 million in the aggregate. As of December 31, 2004, JDI was in compliance with the limitation on spending on restructuring and integration-related activities for fiscal year 2004.

Post-Closing Adjustments to Acquisition Consideration

The consideration for the DiverseyLever business paid by Holdings and JDI to Unilever at the closing of the acquisition is subject to several adjustments based upon the net debt and working capital of the parties and pension matters. Some of the adjustments to the purchase price for the DiverseyLever business and the subscription price Unilever paid for its one-third equity interest in Holdings were paid upon finalization of the adjustments, while other adjustments will be paid at the time Unilever ceases to own its equity interest in Holdings. In fiscal years 2004, 2003 and 2002, specified adjustments were finalized with Unilever and were paid to Unilever as adjustments to the purchase price. The aggregate amount of the adjustments to the purchase price during fiscal year 2004 was a decrease of $2.0 million. See note 4 to our audited consolidated financial statements and “Item 13. Certain Relationships and Related Transactions – Relationships with Unilever – Stockholders’ Agreement” included elsewhere in this annual report.

Under the acquisition agreement, because JDI’s pre-acquisition debt balance exceeded its cash balance at the closing date of the acquisition, JDI was required to pay to Unilever about $11.8 million, representing a reduction to Unilever’s subscription price for Holdings’ equity interest. This amount, together with interest from and including the closing date, will be paid by JDI on the date on which Unilever ceases to own its equity interest in Holdings. The amount was recorded in our audited consolidated financial statements for fiscal year 2002 as an increase to the purchase price. Also, based on JDI’s final pre-closing balance sheet, a comparison was made of the final working capital amount to a predetermined working capital amount set forth in the acquisition agreement. Because JDI’s final working capital amount exceeded the predetermined amount, Unilever will be required to pay JDI an amount representing a working capital adjustment to the subscription price. Based on a formula described in the acquisition agreement, Unilever will be required to pay to JDI about $30.9 million, representing an increase to the subscription price for Unilever’s equity interest in Holdings. However, Unilever would be required to pay the final agreed amount, together with interest from and including the closing date, to JDI on the date on which Unilever ceases to own its equity interest in Holdings.

In addition, Unilever agreed to pay JDI an aggregate of about $115.0 million, representing an adjustment to the purchase price for the DiverseyLever business, for the transferred pension assets and liabilities relating to specified plans JDI assumed in the acquisition. The majority of this adjustment is to be paid by Unilever once the amounts are agreed in respect to a plan, with the remainder to be paid, together with interest from and including the closing date, on the date on which Unilever ceases to own its equity interest in Holdings. As of December 31, 2004, JDI had received about $67.9 million, representing a portion of Unilever’s payment of the transferred pension adjustment. The transferred pension adjustment represents the shortfall of transferred pension assets relative to liabilities, adjusted for tax, if applicable. Under the acquisition agreement, if the transferred assets are less than 90% of the value of the transferred liabilities of specified DiverseyLever pension plans, JDI is required to use the amounts received from Unilever in connection with the transferred pension adjustment to fund those plans up to 90% of the value of the transferred liabilities. Any amount received from Unilever over the required funding level may be used by JDI for other purposes. As of December 31, 2004, JDI had contributed an aggregate of about $43.5 million, including interest, to the pension plans, fulfilling the funding obligations under the acquisition agreement.

The purchase price of the DiverseyLever business is also subject to adjustment relating to pension expenses of DiverseyLever’s employee benefit plans for the fiscal year ended June 29, 2001. Pursuant to this adjustment, Unilever is required to pay JDI $9.9 million, of which $6.6 million has been received as of December 31, 2004. The remaining balance of $3.3 million is included in the long-term receivable from Unilever.

For further discussion of the post-closing adjustments to the acquisition consideration, see note 4 to our audited consolidated financial statements included elsewhere in this annual report.

Related Party Transactions

Until 1999, JDI was part of SCJ. In connection with JDI’s spin-off from SCJ in November 1999, JDI entered into a number of agreements relating to the separation and JDI’s ongoing relationship with SCJ after the spin-off. A number of these agreements relate to JDI’s ordinary course of business, while others pertain to JDI’s historical relationship with SCJ and its former status as a wholly owned subsidiary of SCJ.

Holdings and JDI are also party to various agreements with Unilever entered into in connection with the acquisition of the DiverseyLever business. All of the agreements with Unilever were negotiated before Unilever acquired its equity interest in Holdings and the senior discount notes of Holdings. These agreements with Unilever are on arms-length terms.

For further discussion of the related party transactions, see note 23 to our audited consolidated financial statements and “Item 13. Certain Relationships and Related Transactions,” included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our acquisition of the DiverseyLever business, we have a significant amount of indebtedness. In May 2002, in connection with the acquisition, JDI issued senior subordinated notes and entered into the $1.2 billion JDI senior secured credit facilities.

Interest Rate Risk

As of December 31, 2004, JDI had $685 million of debt outstanding under the JDI senior secured credit facilities. After giving effect to the interest rate swap transactions that JDI has entered into with respect to some of the borrowings under its credit facilities, $209 million of the debt outstanding remained subject to variable rates. In addition, as of December 31, 2004, JDI had $53.4 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Based on our overall foreign exchange exposure, we estimate that a 10% change in the exchange rates would not materially affect our financial position or liquidity. The effect on our results of operations would be substantially offset by the impact of the hedged items.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal years 2004 and 2003 and through the date of this annual report, there were no disagreements with Ernst & Young LLP, our independent registered public accounting firm, on accounting principles or practices, financial statement disclosures, audit scope or audit procedures.

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

Scope of the Controls Evaluation. The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this annual report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were undertaken. This evaluation is done on a quarterly basis so that the conclusions of management, including the CEO and the CFO, concerning the effectiveness of the controls can be reported in our quarterly reports on Form 10-Q and our annual report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our internal audit department and by other personnel in our finance organization, as well as our independent registered public accounting firm in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for our controls evaluation and for Rule 13a-14 of the Exchange Act, which requires that the CEO and CFO disclose that information to our Audit Committee and to our independent registered public accounting firm, and report on that information and related matters in this section of the annual report. In the professional accounting literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the Company’s ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in professional accounting literature as a particularly serious reportable condition whereby the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if an issue was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

Commencing in the first quarter of fiscal year 2003, we formulated our Finance Infrastructure Internal Control Improvement Plan to take additional actions to strengthen our internal control environment, including the hiring of additional finance personnel, strengthening of the internal audit function, development of an expanded Sarbanes-Oxley Act Section 302 certification and monthly financial statement closing processes, expansion of Sarbanes-Oxley Act Section 404 internal control review activities, commencement of a skill set assessment survey of key members of the finance staff, and improved monitoring and oversight of the finance function. In addition, to assist management in assessing our control environment and related issues associated with the material weaknesses previously identified, we retained, commencing in the first quarter of fiscal year 2003, independent consulting firms with experience in internal controls.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our consolidated financial statements for the year ended January 2, 2004, our independent registered public accounting firm, Ernst & Young LLP, identified certain deficiencies in the design and operation of our internal controls related to the financial reporting process, which represented reportable conditions that collectively represented a material weakness in internal control over financial reporting. Deficiencies were identified with respect to the complex process to finalize the accounting for the purchase of the DiverseyLever business, our process for accounting, analysis, and documentation of income taxes, documentation of our receivables securitization program, accounting for fixed asset transfers arising from the integration of the business, and oversight and monitoring of the finance function.

Management continues to refine and implement the Financial Infrastructure Internal Control Improvement Plan and has addressed these matters with input from the Company’s independent registered public accounting firm and our Audit Committee. The following is a summary of actions completed as of December 31, 2004:

•	In the first quarter of 2004, JDI amended the articles of incorporation related to its asset securitization facility and obtained the necessary updated legal opinions to permit us to resume off-balance sheet treatment of sold accounts receivable in compliance with SFAS No. 140;

•	In the second quarter of 2004, we completed the integration of our North America fixed asset systems;

•	In the third quarter of 2004, we issued updated global fixed asset accounting policies and procedure statements designed to strengthen accounting and internal control in this area;

•	In the third quarter of 2004, with the assistance of a third party consulting firm, we completed our review of our financial statement closing process, which included a comprehensive analysis of the tax closing process;

•	In the fourth quarter of 2004, we finalized the remaining open purchase price allocation matters and completed purchase accounting for local statutory reporting purposes;

•	In the second half of 2004, we held a number of regional training sessions for finance personnel responsible for the preparation of local statutory reports and income tax returns in order to identify and resolve all remaining purchase accounting related issues. We will focus on continuing tailored training sessions for local finance personnel as required;

•	In the fourth quarter of 2004, we formed task forces to develop action plans to implement prioritized recommendations resulting from our analysis of the tax closing and financial statement closing process, and have successfully implemented certain changes to improve the accuracy and efficiency of these processes; and

•	Throughout 2004, we have improved the quality and frequency of finance department communications, both internally and to other departments that are impacted by finance department actions and decisions.

The actions that have been, and are being taken by us to correct the weaknesses previously identified constitute significant changes in internal control over financial reporting in the period covered by this annual report. These actions constitute the only changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting in the quarterly and annual period ended December 31, 2004.

We believe that the above actions taken by the Company have and will continue to enhance the skills of senior finance leadership, improve financial oversight and help the Company meet applicable reporting and controls requirements.

Conclusions. Based upon the controls evaluation and the internal control improvements completed in fiscal year 2004, our CEO and CFO have concluded that our disclosure controls, including additional procedures performed and controls instituted by us in order to supplement our internal controls, are effective to ensure that material information relating to JohnsonDiversey, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective in providing reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP.

ITEM 9B. OTHER INFORMATION

On March 21, 2005, JDI requested an amendment to its senior secured credit facilities, certain terms of which are described in Exhibit 99.1 to the JDI annual report on Form 10-K. The requested amendments are subject to approval by lenders holding not less than 51% of the commitments and amounts outstanding under the JDI senior secured credit agreement. There can be no assurance that these amendments will be completed on the terms described, or at all.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of our directors and executive officers, their ages as of March 4, 2005, and their positions and offices:

Name	Age	Position
S. Curtis Johnson III	49	Director and Chairman
Gregory E. Lawton	54	Director, President and Chief Executive Officer
JoAnne Brandes	51	Vice President, General Counsel and Secretary
Joseph F. Smorada	58	Vice President and Chief Financial Officer
Todd C. Brown	55	Director
Irene M. Esteves	46	Director
Robert M. Howe	60	Director
Helen P. Johnson-Leipold	48	Director
Clifton D. Louis	49	Director
Rudy Markham	58	Director
Neal R. Nottleson	67	Director
John Rice	53	Director
Reto Wittwer	56	Director

S. Curtis Johnson III has served as Chairman of Holdings since November 2001. He also has served as Chairman of Holdco since December 1999 and Chairman of JDI since February 1996. From 1983 through 1996, Mr. Johnson held various positions with SCJ, most recently serving as Vice President—Global Business Development from October 1994 to February 1996. He has held several other executive offices at SCJ, including Vice President and Managing Director of Mexican Johnson, Director—Worldwide Business Development and general partner of Wind Point Partners, L.C., a venture capital partnership which he co-founded and in which SCJ was a major limited partner. Mr. Johnson holds a Bachelor of Arts degree in Economics from Cornell University and a Master of Business Administration in Marketing/Finance from Northwestern University. Mr. Johnson also serves as a director of Cargill, Incorporated, an international provider of food and agricultural products, and the World Wildlife Fund, a privately financed conservation organization. He is a descendant of Samuel Curtis Johnson, the brother of Helen Johnson-Leipold and cousin of Clifton Louis, both directors of Holdings and JDI.

Gregory E. Lawton has served as a director of Holdings since May 2002, and President and Chief Executive Officer of Holdings since August 2003. Mr. Lawton has also served as a director of Holdco since April 2000 and a director and President and Chief Executive Officer of JDI since September 2000. He joined JDI as President and Chief Operating Officer in December 1998 and was Chief Operating Officer of JDI until August 2000. Prior to joining us, Mr. Lawton was President of NuTone, Inc., a supplier of residential ventilation products and electronics, from August 1994 to December 1998. From 1972 to August 1994, Mr. Lawton served in various offices at The Procter & Gamble Company, a global consumer products company, most recently as Vice President and General Manager of its consumer business within its paper division from 1989 until 1994. Mr. Lawton holds a Bachelor of Arts degree in Government from St. Lawrence University. Mr. Lawton also serves as a director of Johnson Outdoors, Inc., a manufacturer and marketer of outdoor recreational equipment, General Cable Corporation, a manufacturer and distributor of wire and cable products, and Superior Metal Products, a manufacturer and finisher of decorative and functional metal products.

JoAnne Brandes has served as Vice President and Secretary of Holdings since November 2001 and General Counsel of Holdings since August 2003. Ms. Brandes has also served as the Senior Vice President and General Counsel of Holdco since December 1999, Executive Vice President of JDI since March 2003, General Counsel of JDI since October 1996, as Secretary of JDI since October 1997, and Chief Administrative Officer of JDI since January 2002. Ms. Brandes also served as Senior Vice President of JDI from October 1997 until March 2003. From

October 1996 until October 1997, she was Vice President and General Counsel of JDI. From 1981 through October 1996, Ms. Brandes held various leadership positions at SCJ. Prior to that, Ms. Brandes was in the private practice of law in Milwaukee, Wisconsin. Ms. Brandes holds a Bachelor degree from the University of Wisconsin—Eau Claire and a Juris Doctor degree from Willamette University College of Law. Ms. Brandes also serves as a member of the boards of directors of Alternative Resources Corporation, Bright Horizons Family Solutions, Inc. and Johnson Family Funds, Inc. She also is a Regent Emeritus of the University of Wisconsin System.

Joseph F. Smorada has served as Vice President and Chief Financial Officer of Holdings since November 2004. Mr. Smorada has also been the Executive Vice President and Chief Financial Officer of JDI since November 2004. From 1992 until October 2004, Mr. Smorada served as Executive Vice President and Chief Financial Officer and, most recently, as Executive Consultant, at Axel Johnson Inc., an international company with business interests, public and private, in manufacturing, energy and technology products and services. Mr. Smorada holds a Bachelors Degree in Economics from California University of Pennsylvania and has also completed management development programs at Harvard University, the University of Pennsylvania, Cornell University and Columbia University.

Todd C. Brown has served as a director of Holdings since May 2002. Mr. Brown has also been a director of Holdco since April 2000 and of JDI since April 2001. Since August 2003, Mr. Brown has served as Vice Chairman and Chairman of the board of directors for ShoreBank Corporation’s banking operations in Chicago and Detroit. From 1985 through June 2003, Mr. Brown served in various positions at Kraft Foods, Inc., most recently as Executive Vice President and President of its e-Commerce Division from January 2001 until June 2003 and President of Kraft Foodservices Division from April 1998 until December 2000. Mr. Brown is also a director of ADVO Inc., a targeted direct mail marketing services company.

Irene M. Esteves has served as a director of Holdings since May 2002. Ms. Esteves has also been a director of Holdco since April 2000 and of JDI since June 1998. From 1997 to 2004, she was the Chief Financial Officer of Putnam Investments, LLC, an asset management firm. Prior to 1997, Ms. Esteves was with Miller Brewing Company for two years, last serving as Vice President – International Finance and Corporate Strategy, and SCJ for thirteen years in various finance and business development roles, last serving as Controller – North America Home Care. Ms. Esteves is also a director of The Timberland Company, a manufacturer of premium-quality footwear, apparel and accessories.

Robert M. Howe has served as a director of Holdings since May 2002. He has also been a director of Holdco since April 2000 and of JDI since April 1996. Since February 2003, Mr. Howe has been the Chairman of Montgomery Goodwin Investments, LLC, a private investment and consulting firm. From April 2000 to September 2002, Mr. Howe was the Chairman of Scient, Inc., a provider of integrated e-Business strategy and technology services, and previously served as its Chief Executive Officer. In July 2002, Scient filed a petition under Chapter 11 of the U.S. Bankruptcy Code. Mr. Howe served on a special committee supervising the winding up of Scient’s business. Prior to that, Mr. Howe was with International Business Machines Corporation, last serving as General Manager of its global banking, financial and securities services business. He is a director of NorthStar, a financial services industry consulting firm, and Symphony Services, an information technology consulting firm.

Helen P. Johnson-Leipold has served as a director of Holdings since May 2002. Ms. Johnson-Leipold has also been a director of Holdco since April 2000 and of JDI since December 1999. Since 1999, Ms. Johnson-Leipold has been the Chairman and Chief Executive Officer of Johnson Outdoors, Inc., a manufacturer and marketer of outdoor recreational equipment. In addition, since July 2004, she has been Chairman of Johnson Financial Group, a global financial services company. From 1995 through 1999, she was with SCJ in various executive positions, last serving as Vice President - Worldwide Consumer Products. Ms. Johnson-Leipold is a descendant of Samuel Curtis Johnson, the sister of S. Curtis Johnson III, the Chairman of Holdings and JDI, and cousin of Clifton Louis, another director of our Holdings and JDI.

Clifton D. Louis has served as a director of Holdings since May 2002. Mr. Louis has also been a director of Holdco since March 1999 and of JDI since December 1999. Mr. Louis is the owner of The Vineyard, Inc., a retail wine store, and has been its President and Chief Executive Officer since 1985. Mr. Louis is a descendant of Samuel Curtis Johnson, a cousin of S. Curtis Johnson III, the Chairman of our company, and a cousin of Helen Johnson-Leipold, another director of our company.

Rudy Markham has been a director of Holdings since May 2002. Mr. Markham has been the Financial Director of Unilever since August 2000. Mr. Markham joined Unilever in 1968 and was appointed Strategy and Technology Director in May 1998. Prior to serving as Financial Director, Mr. Markham held various positions with Unilever, including Strategy and Technology Director in 1998, Business Group President, North East Asia from 1996 until 1998, Chairman of Nippon Lever Japan from 1992 until 1996 and Group Treasurer from 1986 until 1989. Mr. Markham is also a non-executive director of Standard Chartered PLC.

Neal R. Nottleson has served as a director of Holdings since May 2002. Mr. Nottleson has also been a director JDI since September 1999 and of Holdco since March 1999. Mr. Nottleson was the Vice Chairman of SCJ from October 1996 until his retirement in June 1999.

John Rice has been a director of Holdings since May 2002. Mr. Rice was appointed President and Chief Executive Officer of Unilever Foods North on November 1, 2002 and was given additional responsibility for Unilever United States in May 2004. He joined Unilever in 1981 and was Business Group President of Latin America and Slim-Fast Worldwide from January 2001 until October 2002. Prior to that he was the President and Chief Executive Officer of Lipton USA, a subsidiary of Unilever.

Reto Wittwer has served as a director of Holdings since July 2002. Mr. Wittwer has also been a director of JDI since July 2002. Since 1995, Mr. Wittwer has served as the Chairman and Chief Executive Officer of the Kempinski Hotel Group, an international luxury hotel and resort company. From 1992 to 1995, he was President and Chief Executive Officer of CIGA Hotels, a European luxury hotel company.

Audit Committee

The Audit Committee of JDI’s board of directors recommends its independent registered public accounting firm, reviews the scope and results of the audits with the auditors and management, approves the scope and results of the audits, monitors the adequacy of JDI’s system of internal controls and reviews the Holdings and JDI annual reports, auditors’ fees and non-audit services to be provided by the independent registered public accounting firm. The members of JDI’s Audit Committee are Irene Esteves, chairperson of the Audit Committee, Todd Brown, Robert Howe, and Reto Wittwer. JDI’s board of directors has determined that Ms. Esteves meets the definition of an Audit Committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K, and has also determined that she meets the independence requirements of the SEC.

Code of Ethics

Holdings, JDI and its employees operate under the values and principles defined in our “This We Believe” culture, which extends to our customers and users, the general public, our neighbors and the world community. We have adopted a Finance Officers Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. As a best practice, this code has been executed by all other key financial and accounting personnel as well. In addition, we have adopted a general code of business conduct for all of our directors, officers and employees, which is known as the JohnsonDiversey, Inc. Code of Ethics and Business Conduct. The Finance Officers Code of Ethics, the JohnsonDiversey, Inc. Code of Ethics and Business Conduct and other information regarding our corporate governance is available on our website (www.johnsondiversey.com), or free of charge by writing c/o Investor Relations at the address on the cover page of this annual report. In addition to any filings required to be issued with the SEC, we intend to disclose on our website any amendments to, or waivers from, the Finance Officers Code of Ethics or the JohnsonDiversey, Inc. Code of Ethics and Business Conduct that are required to be disclosed pursuant to SEC rules. To date, there have been no waivers of the Finance Officers Code of Ethics or the JohnsonDiversey, Inc. Code of Ethics and Business Conduct.

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

Summary Compensation Table

							Long-Term Compensation
	Annual Compensation						Awards
	Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options (#) (1)		All Other Compensation ($)
Name and Principal Position
Gregory E. Lawton President and Chief Executive Officer of Holdings and JDI	2004 2003 2002	882,500 861,308 820,462	1,463,350 704,202 1,559,812	(2) (6) (11)	70,418 107,371 112,106	(3) (7) (12)	— 1,001,109 —	(8)	15,000 23,000 —	(4) (9)	614,564 619,334 193,970	(5) (10) (13)
S. Curtis Johnson III Chairman of Holdings and JDI	2004 2003 2002	655,000 640,854 610,962	1,007,332 518,475 1,016,644	(2) (6) (11)	64,530 107,554 96,884	(14) (16) (18)	— 90,463 —	(8)	15,000 23,000 —	(4) (9)	19,272 11,446 28,774	(15) (17) (19)
JoAnne Brandes Vice President, General Counsel and Secretary of Holdings; and Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of JDI	2004 2003 2002	416,250 405,096 384,500	451,063 230,082 503,516	(2) (6) (11)	20,571 26,739 38,481	(20) (22) (24)	— 57,101 —	(8)	3,600 6,210 —	(4) (9)	128,134 170,178 101,586	(21) (23) (25)

1.	Represents shares of class C common stock of Holdco.
2.	Bonuses paid in 2004 pertain to performance for the twelve month period ended January 2, 2004.
3.	Consists of $17,500 of flexible spending account, $6,401 of personal travel allowance, and $46,517 for reimbursement of company loan interest expense.
4.	Options granted in 2004 have an exercise price of $136.79 and will vest 100% in four years from the authorization date, or April 2008. These options expire seven years from the authorization date, or April 2011.
5.	Consists of $561,153 in loan forgiveness of 50% of the principal balance of a company loan due for the purchase of class C common stock plus a 45% gross-up, $887 interest paid on deferred compensation account, $32,290 as dividend equivalents on unvested restricted stock, $770 for use of company facilities, a $2,000 contribution to a retiree medical savings account, $10,400 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $7,064 of deferrable profit sharing in excess of deferral limits paid in cash.
6.	Bonuses paid in 2003 pertain to performance for the six month period ended January 3, 2003.
7.	Consists of $17,500 of flexible spending account, $11,200 of personal travel allowance, and $78,671 reimbursement of company loan interest expense.
8.	All shares granted at $115.07 per share and will vest 100% in 2008.
9.	Two option grants were awarded in 2003. The spring grant awarded options that were authorized in the fourth quarter of 2002 and have an exercise price of $106.93. They will vest 100% in four years from the authorization date, or October 2006. The fall grant has an exercise price of $115.07 and will vest 100% in four years, or March 2007.
10.	Consists of a $575,105 of loan forgiveness of 75% of the principal balance of a company loan due for the purchase of class C common stock plus a 45% gross-up, $2,171 interest paid on deferred compensation account, $31,517 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $8,000 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $2,141 of deferrable profit sharing in excess of deferral limits paid in cash.
11.	Consists of a performance bonus for the twelve months ended June 2002 and an acquisition bonus in the amount of $600,000 for Mr. Lawton, $300,000 for Mr. Johnson and $190,000 each for Mr. Bailey and Ms. Brandes.
12.	Consists of $19,170 of flexible spending account, $4,200 of personal travel allowance, and $88,736 reimbursement of company loan interest expense.
13.	Consists of a $131,016 of loan forgiveness of 50% of the principal balance of a company loan due plus a 45% gross-up, $1,480 interest paid on deferred compensation account, $29,432 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $9,834 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $21,808 of deferrable profit sharing in excess of deferral limits paid in cash.
14.	Represents personal use of company aircraft.

15.	Consists of $1,971 as dividend equivalents on unvested restricted stock, $2,000 contribution to a retiree medical savings account, $194 interest on a deferred compensation account, $10,400 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $4,707 of deferrable profit sharing in excess of deferral limits paid in cash.
16.	Consists of $7,000 of flexible spending account, and $100,554 for the personal use of company aircraft.
17.	Consists of $1,971 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, $8,000 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $1,075 of deferrable profit sharing in excess of deferral limits paid in cash.
18.	Consists of the personal use of company aircraft.
19.	Consists of $976 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical saving account, $13,026 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $14,372 of deferrable profit sharing in excess of deferral limits paid in cash.
20.	Consists of $10,000 of flexible spending account, $2,201 of personal travel allowance, and $8,370 reimbursement of company loan interest expense.
21.	Consists of $100,975 of loan forgiveness of 50% of the principal balance of a company loan due for the purchase of class C common stock plus a 45% gross-up, $12,569 as dividend equivalents on unvested restricted stock, $2,000 contribution to a retiree medical savings account, $10,400 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $2,191 of deferrable profit sharing in excess of deferral limits paid in cash.
22.	Consists of $9,990 of flexible spending account and $16,749 reimbursement of company loan interest expense.
23.	Consists of a $149,797 of loan forgiveness of 75% of the principal balance of a company loan due for the purchase of class C common stock plus a 45% gross-up, $13,113 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical savings account, and $6,868 of employer’s deferred profit sharing and matching contributions to a 401(k) plan.
24.	Consists of $6,581 of personal travel allowance, $10,000 of flexible spending account, and $21,900 reimbursement of company loan interest expense.
25.	Consists of a $67,096 of loan forgiveness of 50% of the principal balance of a company loan due plus a 45% gross-up, $16,006 as dividend equivalents on unvested restricted stock, $400 contribution to a retiree medical saving account, $11,994 of employer’s deferred profit sharing and matching contributions to a 401(k) plan, and $6,090 of deferrable profit sharing in excess of deferral limits paid in cash.

Option/SAR Grants in Last Fiscal Year

JDI has a Long-Term Incentive Plan (the “Plan”) that provides for the right to purchase stock of Holdco for certain of JDI’s senior management. All awards granted under the Plan are stock option grants. Newly issued stock options vest over four years and have an exercise period of seven years from the date of grant. Stock options granted to the named executive officers in fiscal year 2004 are noted below. No Stock Appreciation Rights (“SARs”) were granted to these named executive officers during this period.

Name	Number of Securities Underlying Options Granted	Percent of Total Options granted to Employees in 2004	Exercise Price ($/Sh) (1)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
					5%	10%
Gregory E. Lawton	15,000	12%	$137	April 2011	$835,309	$1,946,625
S. Curtis Johnson III	15,000	12%	137	April 2011	835,309	1,946,625
JoAnne Brandes	3,600	3%	137	April 2011	200,474	467,190

(1)	Exercise price is the most recently calculated share price using a Cash Flow Return on Investment (“CFROI”) model in effect at the time of the stock option grant.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table summarizes pertinent information concerning the exercise of stock options to purchase class C common stock of Holdco during our fiscal year 2004 by each of the named executive officers and the fiscal year-end value of unexercised options.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at End of 2004 Exercisable/ Unexercisable	Value of Unexercised In- The-Money Options at End of 2004 (1)
Exercisable/ Unexercisable
Gregory E. Lawton	—	—	1,695 / 47,300	$193,501 / $2,557,070
S. Curtis Johnson III	—	—	52,416 / 47,300	5,182,444 / 2,557,070
JoAnne Brandes	—	—	1,002 / 12,324	69,276 / 691,711

(1)	At December 31, 2004, an estimated market value of $135.61 per share of class C common stock was used to determine the value of the in-the-money options.

Pension Plan

Employees who have completed at least one year of service with JDI with more than 1,000 hours of service and who work a regular schedule of at least 20 hours a week are eligible to participate in JDI’s “cash balance” retirement plan. Each participant has an account balance which represents his or her benefit under the retirement plan. Under the retirement plan, JDI makes annual credits to a participant’s cash balance account in an amount equal to 5% of the participant’s eligible compensation up to the Social Security wage base and 10% in excess thereof and an investment credit each plan year. The investment credit is based on the value of the participant’s cash balance account as of December 31 of the prior year and 75% of the rate of return earned by the pension trust. The investment credit will never be less than 4%. JDI’s retirement plan consists of two components: a qualified retirement plan and a non-qualified plan. For purposes of the qualified retirement plan, “eligible compensation” is the participant’s salary and bonus as included in the Summary Compensation Table above, subject to an annual limitation imposed by law which for 2004 was $205,000. For amounts of eligible compensation above the annual limitation, the credits for each participant continue under the non-qualified plan. Each participant becomes fully vested in the benefits under the retirement plan after five years of employment. Vested benefits may be paid upon termination of employment or retirement. Under the plan, a participant is eligible to retire at age 50 with at least 10 years of service. The retirement plan specifies various options that participants may select for the distribution of their accrued balance, including forms of annuity payments and lump sum distributions.

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

The participant’s final average monthly pay is the average of his or her monthly base pay for the highest paid 60 consecutive months out of the last 12 years the participant worked for JDI before retirement or termination.

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

A participant’s monthly benefit for service beginning in January 1975 or later is coordinated with Social Security using a three-step formula. First, the participant’s retirement amount is calculated using the following formula:

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

The difference between the participant’s retirement amount and the primary Social Security paid by JDI since January 1, 1975, represents the participant’s monthly benefit for services after January 1, 1975. The total monthly benefit the participant receives under the grandfather clause of JDI’s retirement plan is equal to the sum of the monthly benefit for services before 1975 and the monthly benefit for services after January 1, 1975.

Finally, an employee eligible to participate under the grandfather clause of JDI’s retirement plan receives the greater of the amount calculated using the cash balance account and the amount calculated using the grandfather formula.

All of the named executive officers residing in the United States participate in JDI’s qualified and non-qualified retirement plans. The following table sets forth the estimated lump sum payable to each of the named executive officers at the normal retirement age of 65, assuming 3% annual increases in eligible compensation until retirement, no change from 2003 levels of maximum includable compensation and Social Security wage base and an annual investment credit of 4% under JDI’s qualified retirement plan:

Executive Officer	Qualified Retirement Plan
Gregory E. Lawton	$409,182
S. Curtis Johnson III	1,312,371
JoAnne Brandes	1,254,018

*	Mr. Armstrong resides in the Netherlands and does not participate in this plan.

The following table sets forth the estimated lump sum payable to each of the named executive officers at normal retirement age of 65, assuming 3% annual increases in eligible compensation until retirement, 2% annual increases in Social Security wage base and Consumer Price Index and an annual investment credit of 4% under JDI’s non-qualified retirement plan:

Executive Officer	Non-Qualified Retirement Plan
Gregory E. Lawton	$2,571,406
S. Curtis Johnson III	3,238,699
JoAnne Brandes	1,067,704

*	Mr. Armstrong participates in JDI’s SERA program which provides for total income replacement of 66 2/3% for retirement at age 60. An allowance for variable pay shall be determined in accordance with the SERA plan and is limited to a maximum of 20%.

Mr. Lawton and Ms. Brandes also participate in funded supplemental executive retirement plans. The provisions of the plans entitle them to a monthly benefit payable in a single life annuity equal to one-twelfth of $400,000 and $50,000, respectively, upon retirement. Retirement is defined as attaining age 58 and completing at least eight years of service with us or our predecessor for Mr. Lawton and attaining age 58 for Ms. Brandes. If Mr. Lawton’s or Ms. Brandes’ employment is terminated due to a change in control of our company, he or she is entitled to receive the same benefit as if his/her retirement had occurred on the day before the change in control. The projected benefit obligations upon the attainment of age 58 by Mr. Lawton and Ms. Brandes are disclosed below:

	Year of Retirement	Projected Benefit Obligation
Gregory E. Lawton	2008	$4,157,148
JoAnne Brandes	2012	2,572,292

Long-Term Equity Incentive Plan

Holdco’s long-term equity incentive plan permits the Compensation Committee of Holdco’s board of directors broad discretion to grant stock options to purchase shares of class C common stock of Holdco to Holdco’s and its subsidiaries’, including our outside directors, officers and employees who are responsible to contributing to the growth and profitability of its and the subsidiaries’ businesses. The total number of class C common stock of Holdco that may be issued under its long-term equity incentive plan is 15% of the number of available shares of class A, class B and class C common stock and series A preferred stock of Holdco. The maximum share number may be adjusted if Holdco undertakes a stock split, stock dividend or similar transaction. Under the terms of the long-term equity incentive plan, if an employee is terminated for cause or terminates his employment without good reason, his unvested stock options will be canceled, and if the employee is terminated for any other reason, the Compensation Committee has the discretion to determine if his unvested stock options will be canceled. Further, if an outside director’s services are terminated, his unvested stock options will be canceled. In any event, the terminated employee or director must exercise any vested stock options within 90 days after termination. Under the terms of the plan, an optionee may not sell or otherwise dispose of his stock options, and with respect to shares of class C common stock issued upon exercise of stock options, may not sell or otherwise dispose of those shares prior to six months after the exercise of the stock options. If the optionee wishes to sell his class C common stock after the six-month period, the optionee must first offer those shares to Holdco. An offer and subsequent purchase of shares by Holdco must occur during April, May, October or November unless employment has terminated for any reason. Holdco may purchase those shares within 60 days of receipt of the offer at the value determined in accordance with the terms of the long-term equity incentive plan. In addition, Holdco has the right to repurchase any shares if the optionee ceases to be employed by JDI or one of its subsidiaries. Finally, in the event of a change in control, as defined in the plan, Holdco’s Compensation Committee may:

•	accelerate the vesting of stock options;

•	purchase the stock options for cash;

•	adjust the terms of the stock options to reflect the change in control;

•	cause the stock options to be assumed, or new rights substituted for the stock options, by another entity; or

•	approve any other provision as Holdco’s Compensation Committee considers advisable and in the best interests of Holdco and its shareholders.

Director Compensation

The Vice Chairman of JDI’s board of directors, who also serves as the Chairman of the Compensation Committee, was paid $90,000 for fiscal year 2004. Also in fiscal year 2004, the Chairman of the Audit Committee was paid $80,000 and other directors who are not JDI employees were paid $70,000. All of the directors who receive annual retainers receive at least 50% of the cash value of their annual retainer in class C common stock of Holdco and have the opportunity to elect to receive the full amount of the retainer in such shares. Additionally, all non-employee directors receive options to purchase class C common stock of Holdco under the long-term equity incentive plan to purchase a number of shares whose value on the date of grant is equal to about 50% of each director’s annual retainer. All of JDI’s directors are also directors of Holdings. The above described fees are fees for serving on both our and JDI’s boards of directors. Members of our and JDI’s board of directors who are also JDI employees receive no additional compensation for service on the board.

Employment Agreements

In November 1999, JDI entered into employment agreements with Gregory E. Lawton and JoAnne Brandes. Except for compensation provisions, the terms of these agreements are substantially similar. The employment agreements require the executive to maintain the confidentiality of our proprietary information and refrain from competing with and soliciting employees from us during his or her employment and for a period of up to two years after termination. Under these agreements, in addition to their annual salary, the executives are eligible to receive a performance bonus. Ms. Brandes’ target bonus is 65% of base salary and Mr. Lawton’s target bonus is 100% of base salary. Depending on the achievement of specified objectives, the amount of the bonus may range between 0% and 200% of the target. In addition to salary and performance bonuses, each of the executives is entitled to an annual flexible spending account, which may be used for specified personal expenses, and to participate in our long-term equity incentive plan under the terms described below. The amounts available under the flexible spending accounts are as follows: Mr. Lawton, $17,500 and Ms. Brandes, $10,000. Under Ms. Brandes’ employment agreement, if she is terminated without cause, she is entitled to receive continuation of her base salary for a period of one year following termination of her employment with JDI and a pro-rated performance bonus for the fiscal year in which the termination occurs. Under Mr. Lawton’s employment agreement, if he is terminated without cause, he is entitled to receive continuation of his base salary and bonus payments at the target level during the two-year period following termination of his employment with JDI. The executives are entitled to reimbursement of expenses under their flexible spending accounts.

Mr. Lawton and Ms. Brandes are eligible to participate in Holdco’s long-term incentive plan and may also be provided with an opportunity to purchase shares of class C common stock of Holdco. In connection with their purchases of shares in 1999 and 2000, the offers provided that for each four shares purchased by the executive, the executive was awarded one share of restricted stock and a stock option to purchase one share of class C common stock of Holdco. The restricted share becomes vested four years from the date of grant. If the executive resigns or is terminated for cause, he or she will forfeit all unvested shares of restricted stock and options. If the executive is terminated due to death, disability or retirement, all shares of restricted stock and options will become immediately vested. If the executive is terminated for other reasons, Holdco’s Compensation Committee will determine if his or her unvested shares of restricted stock and options are forfeited. In connection with the executive’s stock purchase, we agreed to lend the executive funds to purchase the shares at the applicable federal rate. Each loan is due and payable four years after the date of the loan. If the executive remains employed by JDI when the loan is due, 75% of the principal amount of the loan is forgiven. To the extent the principal of the loan is forgiven, the executive receives a tax gross-up bonus. In addition to the loan, during the term of employment with us, each executive receives a bonus that is equal to the interest due on the loan. The bonus is paid to the executive at the time interest is due on the loan. No new executive loans relating to the purchase of common stock have been made since December 2000. Additional detail with respect to outstanding loans is provided under “Item 13. Certain Relationships and Related Transactions - Transactions with Management.”

The long-term incentive plan provides that stock options granted to Mr. Lawton, and Ms. Brandes will become vested seven years after the date of grant, and vested options will be exercisable for a period of ten years following the date of grant. If the executive resigns or is terminated for cause, all of the executive’s unvested options will be forfeited. If the executive is terminated due to death, disability or retirement, all of his or her stock options will become immediately vested and exercisable. If he or she is terminated for other reasons, Commercial Markets Holdco’s Compensation Committee will determine if the executive’s options are forfeited. The executive will have 90 days after the date of his or her termination of employment with us to exercise vested stock options. In addition, under the agreements, JDI may repurchase any shares of common stock upon the executive’s termination of employment.

In December 2001, JDI entered into an agreement with S. Curtis Johnson III under which he is eligible to participate in the long-term incentive plan. The agreement provides that stock options granted to Mr. Johnson will become vested four years after the date of grant, and his vested options will be exercisable for a period of seven years following the date of grant. Holdco’s Compensation Committee may accelerate the vesting of Mr. Johnson’s options. If Mr. Johnson resigns or is terminated for cause, he will forfeit all of his unvested options. If Mr. Johnson is terminated due to death, disability or retirement, all of his stock options will become immediately vested and exercisable. If Mr. Johnson is terminated for other reasons, Holdco’s Compensation Committee will determine if his options are forfeited. Mr. Johnson will have 90 days after the date of his termination of employment with JDI to exercise his vested stock options.

Compensation Committee Interlocks and Insider Participation

Subject to the terms of the stockholders’ agreement among Unilever, Holdco and Holdings, the Compensation Committee of JDI’s board of directors establishes JDI’s compensation policies and the compensation of JDI’s officers and establishes and administers the JDI compensation programs. See “Item 13, Certain Relationships and Related Transactions.” The members of our Compensation Committee are Neal Nottleson, chairman, Irene Esteves, Todd Brown, Robert Howe, S. Curtis Johnson III and Reto Wittwer. In addition, Rudy Markham serves as the Unilever appointed director to JDI’s Compensation Committee, but is a non-voting member. Other than S. Curtis Johnson III, our and JDI’s Chairman and a descendant of Samuel Curtis Johnson, none of these directors is, or has been, an officer or employee of JDI, Holdings or Holdco.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2004, with respect to compensation plans under which shares of class C common stock of Holdco are authorized for issuance under compensation plans previously approved and not previously approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	409,049	$119.39	427,784(1)

Equity compensation plans not approved by security holders	—	N/A	—

Total	409,049	$119.39	427,784

(1)	Excludes 56,173 shares of unvested restricted stock awards; any of such awards that do not vest will increase the number of shares available for issuance pursuant to future long-term equity incentive plan awards.

Holdco owns two-thirds of the equity interests of Holdings and Marga B.V., which is 100% owned by Unilever, owns one-third of the equity interests of Holdings. The stockholders’ agreement among Unilever, Holdings and Holdco and the certificate of incorporation of Holdings generally require, with specified exceptions, the approval of stockholders holding more than 90% of the outstanding shares of Holdings to effect various transactions and actions by Holdings and its subsidiaries, including the sale or other disposition of shares of our common stock. “See Item 13, Certain Relationships and Related Transactions – Relationships with Unilever – Stockholders’ Agreement.” In addition, two of the eleven members of the board of directors of Holdings are officers and/or directors of Unilever. Accordingly, Unilever and Holdco would be deemed to have shared investment power over all of the shares of our common stock owned by Holdings.

The following table sets forth information regarding beneficial ownership of the class A and class B common stock of Holdings as of March 5, 2004. None of Holdings’ directors or officers owns shares of its common stock. However, several of its directors and officers own shares of the common stock of Holdco.

Name and Address of Beneficial Owner	Title of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding	Ownership Interest in Holdings
Commercial Markets Holdco, Inc. 8310 16th Street Sturtevant, Wisconsin 53177	Class A Common	3,920	100%	66.7%

Marga B.V. (2)
Unilever N.V. Weena 455 3013 AL Rotterdam The Netherlands	Class B Common	1,960	100%	33.3%

The following table sets forth information regarding beneficial ownership of the common and preferred stock of Holdco as of March 4, 2005, held by:

•	Imogene P. Johnson, surviving spouse of Samuel C. Johnson;

•	our directors;

•	our Chairman, our Chief Executive Officer and Vice President, General Counsel and Secretary; and

•	all directors and executive officers as a group.

S. Curtis Johnson III has voting and investment power with respect to 252,467 shares of class A common stock of Holdco, or 56.3% of the voting power of Holdco. Because Holdco has a controlling interest in our direct parent, Holdings, and has shared investment power over all of the shares of our common stock owned by Holdings, S. Curtis Johnson III may be deemed to share voting and investment power with respect to all shares of common stock owned by us.

Beneficial ownership is calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Except as otherwise noted, we believe that each of the holders listed below has sole voting and investment power over the shares beneficially owned by the holder.

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership (3)		Percent of Class Outstanding
Five Percent Owners:
Imogene P. Johnson 555 North Main Street Racine, Wisconsin 53402	Class B Common Series A Preferred	800,000 85,323	(4) (5)	28.3 36.3	% %

Directors:

Todd C. Brown	Class C Common	644			*

Irene M. Esteves	Class C Common	2,874	(6)	1.2%

Robert M. Howe	Class C Common	2,637	(6)	1.0%

Helen P. Johnson-Leipold	Class B Common Class C Common Series A Preferred	525,271 833 28,499	(7) (8)	18.6 12.1	% * %

Clifton D. Louis	Class B Common Class C Common	40,523 1,286	(9)	1.4 1.2	% %

Neal R. Nottleson	Class A Common Class B Common Class C Common	400 4,925 3,118	(10)	1.0	* * %

Reto Wittwer	Class C Common	405			*

Named Executive Officers:
S. Curtis Johnson III	Class A Common Class B Common Class C Common Series A Preferred	252,467 547,378 54,950 68,977	(11) (12) (13) (14)	56.3 19.4 2.4 29.4	% % % %

Gregory E. Lawton	Class C Common	28,332	(15)	24.9%

JoAnne Brandes	Class B Common Class C Common Series A Preferred	6,777 8,056 200	(16)	6.6	* % *

All Directors and Executive Officers as a Group (10 persons)	Class A Common Class B Common Class C Common Series A Preferred	252,867 667,456 103,135 71,067	(17)	56.3 23.6 40.0 30.2	% % % %

*	Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.

(1)	Except as otherwise indicated, the mailing address of each person shown is c/o JohnsonDiversey, Inc., 8310 16th Street, P.O. Box 902, Sturtevant, Wisconsin 53177-0902.
(2)	The equity securities of Holdco consist of class A common stock, par value $1.00 per share, class B common stock, par value $1.00 per share, class C common stock, par value $1.00 per share and series A convertible preferred stock, par value $100.00 per share. The holders of class A common stock of Holdco are entitled to one vote on all matters submitted for a vote of the security holders of the company. The class B common stock are non-voting securities. The holders of class C common stock have no voting rights other than the right to elect one director who must be an officer of Holdco. The series A convertible preferred stock has no voting rights other than the right to vote on the creation or issuance of any equity securities that would rank senior to the series A convertible preferred stock and the right to elect one director if the company fails to pay cash dividends in specified circumstances.
(3)	For purposes of this table, shares are considered to be “beneficially” owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities, and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 days of March 4, 2005. Unless otherwise noted, the beneficial owners have sole voting and dispositive power over their shares listed in this column.
(4)	Consists of 500,000 shares of class B common stock owned by H.F.J. Holding Co., Inc., 200,000 shares of class B common stock owned by Windpoint 1970 Holding Company and 100,000 shares owned by Nomad Investment Co. Inc. The H.F. Johnson Family Trust is the sole shareholder of each of these companies. Imogene P. Johnson is the trustee of the H.F. Johnson Family Trust
(5)	Includes 36,254 shares of series A convertible preferred stock owned by H.F.J. Holding Co., Inc., 21,751 shares of series A convertible preferred stock owned by Windpoint 1970 Holding Company and 9,761 shares of series A convertible preferred stock owned by Samuel C. Johnson 1988 Trust No. 1. The H.F. Johnson Family Trust is the sole shareholder of H.F.J. Holding Co., Inc. and of Windpoint 1970 Holding Company. Imogene P. Johnson is the trustee of the H.F. Johnson Family Trust and, along with Johnson Bank, is co-trustee of the Samuel C. Johnson 1988 Trust No. 1.
(6)	Includes 1,575 shares of class C common stock subject to outstanding options.
(7)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust, over which Ms. Johnson-Leipold has voting and investment power, is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 26,000 shares of class B common stock owned by S, F & H Partners, L.P., 41,775 shares of class B common stock owned by HELSA Associates II, L.P., 21,306 shares of class B common stock owned by Combined Partners L.P. and 78 shares of class B common stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners, L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation. Finally, this number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of Curelle II L.P., which is a general partner of Curelle Associates L.P. Curelle Associates, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc.
(8)

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

(9)	Includes 40,253 shares of class B common stock owned by All Blue But One, L.P.
(10)	Includes 2,025 shares of class C common stock subject to outstanding options.
(11)	Consists of 242,136 shares of class A common stock owned by the H.F. Johnson Distributing Trust B, f/b/o Samuel C. Johnson et. al., 10,254 shares of class A common stock owned by the Herbert F. Johnson Foundation Trust #1 and 77 shares of class A common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of the H.F. Johnson Distributing Trust B and the Herbert F. Johnson Foundation Trust #1, and the grantor of the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III has voting and investment power with respect to these shares.
(12)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, 21,306 shares of class B common stock owned by Combined Partners L.P. and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. and includes 47,651 shares of class B common stock owned by C&S Partners II L.P., of which S. Curtis Johnson III is a general partner and shares voting and investment power. S. Curtis Johnson III is a general partner of Curelle SCJ III, L.P., which is a general partner of Curelle Associate, L.P. Curelle Associate, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc. Finally, this number also includes 30,000 shares of class B common stock owned by the Herbert F. Johnson Foundation Trust #1, 2,014 shares of class B common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust and 10,295 shares of class B common stock owned by the S. Curtis Johnson III Family Trust. S. Curtis Johnson III is the trustee of the S. Curtis Johnson III Family Trust.
(13)	These shares are owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. Includes 52,416 shares of class C common stock subject to outstanding options.
(14)	Includes 17,557 shares of series A convertible preferred stock owned by H.F. Johnson Distributing Trust B, f/b/o Samuel C. Johnson et. al. S. Curtis Johnson III is the trustee of the H.F. Johnson Distributing Trust B. Also includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 7,250 shares of series A convertible preferred stock owned by Herbert F. Johnson Foundation Trust #1, 746 shares of series A convertible preferred stock owned by S. Curtis Johnson III Family Trust, 363 shares of series A convertible preferred stock owned by SCJ III Family Line Investments, Inc., 8,334 shares of series A convertible preferred stock owned by S. Curtis Johnson Third Party Gift and Inheritance Trust and 8,118 shares of series A convertible preferred stock owned by Helen J. Leipold Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of each of S. Curtis Johnson III Family Trust and SCJ III Family Line Investments, Inc. The trustee of the S. Curtis Johnson Third Party Gift and Inheritance Trust is the Johnson Trust Company, over which S. Curtis Johnson III has voting and investment power.
(15)	Includes 1,695 shares of class C common stock subject to outstanding options.
(16)	Includes 1,002 shares of class C common stock subject to outstanding options.
(17)	Includes 60,288 shares of class C common stock subject to outstanding options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following summarizes the material terms of various agreements and arrangements that Holdings, JDI and various of JDI’s subsidiaries have entered into with their respective directors, executive officers, affiliates, including SCJ and Unilever, and other beneficial owners of JDI.

Relationships with S.C. Johnson & Son

Until 1999, JDI was a wholly owned subsidiary of SCJ, a leading manufacturer and marketer of branded consumer products for air care, home cleaning, insect control, home food management and personal care that Samuel Curtis Johnson founded in 1886. In November 1999, JDI was separated from SCJ in a tax-free spin-off to descendants of Samuel Curtis Johnson and the other stockholders of SCJ. In connection with the 1999 spin-off, JDI entered into a number of agreements relating to the separation from SCJ and the ongoing relationship of the two companies after the spin-off. A number of these agreements relate to JDI’s ordinary course of business, while others pertain to JDI’s historical relationship with SCJ and its former status as a wholly owned subsidiary of SCJ. The material terms of these agreements, amendments to these agreements and other agreements and arrangements entered into since the 1999 spin-off are summarized below.

Leases. JDI has entered into several leases with SCJ for space in SCJ’s Waxdale manufacturing facility. Under two short-term leases, JDI leases about 45,600 square feet of manufacturing space for our professional business and about 17,000 square feet of manufacturing space for our polymer business. These leases expire on July 2, 2005, and automatically renew for additional one-year terms, unless terminated earlier. Under two long-term leases, JDI leases about 180,000 square feet of manufacturing space for our professional business and about 144,000 square feet of manufacturing space for our polymer business. These long-term leases expire on June 2, 2009, and automatically renew for additional five-year terms, unless terminated earlier. Each lease may be terminated by SCJ as a result of an event of default under the lease, if the license agreements or technology disclosure and license agreement referred to below terminate, or upon prior notice by SCJ of 18 months in the case of the long-term lease for our professional business, 30 months in the case of the long-term lease for our polymer business and six months in the case of both short-term leases. In addition, if the long-term lease for our polymer business is terminated under specified circumstances by either party, JDI must pay to SCJ an amount equal to the then-current net book value of the rented space. For the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, JDI paid SCJ an aggregate of $3.2 million, $2.7 million and $2.7 million, respectively, under the Waxdale leases. In addition to the Waxdale leases, JDI leases facilities at other locations from SCJ, including facilities in Japan and Greece under the Administration Services and Shared Services Agreements described below.

License Agreements. Under a license agreement, SCJ has granted JDI an exclusive license to use specified trade names, housemarks and brand names incorporating “Johnson” (including “Johnson Wax Professional”) and “Drackett,” including the right to use “Johnson” with our owned trade name “Diversey,” in the institutional and industrial channels of trade and in specified channels of trade approved by SCJ in which both JDI’s professional business and SCJ’s consumer business operate, which we refer to as “cross-over” channels of trade. SCJ has the unilateral right to eliminate any existing, or to withhold approval of any proposed future, cross-over channels of trade (including cross-over channels of trade in which DiverseyLever products are sold by JDI after the closing of the acquisition) and can terminate the license agreement if JDI sells any products in the cross-over channels of trade that are not authorized under the license agreement. SCJ has also granted JDI a license to use specified SCJ brand names in connection with various products sold in institutional and industrial channels of trade and the cross-over channels of trade. JDI has the right to grant sublicenses under the license agreement to its subsidiaries.

Under this license agreement, JDI is required to pay SCJ a royalty fee equal to 4% of it and its sub licensees’ net sales of the products bearing the SCJ brand names. The license agreement also provides for a royalty fee equal to 6% for SCJ brand names added after January 1, 2003, and for certain products having SCJ brand names that are actually produced by SCJ. For the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, JDI paid SCJ a total royalty fee of $4.5 million, $4.1million and $2.6 million, respectively. Pursuant to an adjustment clause in the license agreement, as of May 1, 2007, the royalty rate on products at the 4% rate will increase to 6%.

The license agreement terminates on May 2, 2011, and may be extended to May 2, 2012, provided the license agreement has not been terminated by SCJ prior to May 2, 2006. Thereafter, the license agreement automatically renews for successive two-year terms. The license agreement automatically terminates if:

•	Holdings, JDI or Holdco undergo a change of control;

•	prior to the spin-off of any subsidiary, JDI fails to change the name of that subsidiary to a name that does not include “Johnson”;

•	JDI makes any assignment for the benefit of creditors, a trustee or receiver is appointed to administer JDI’s business or it is in voluntary or involuntary bankruptcy;

•	a country or governmental entity nationalizes or acquires any interest in JDI; or

•	if Holdings, JDI, Holdco or any of the sub licensees enters into a joint venture, co- marketing arrangement, or other strategic alliance with a competitor of SCJ, or 10% or more of the voting shares or other issued and outstanding equity interests of Holdings, Holdco, JDI or any of the sub licensees is acquired by a competitor of SCJ or if the license agreement is directly or indirectly assigned, assumed or in any way transferred to a competitor of SCJ.

SCJ may terminate the license agreement in whole or in part:

•	if JDI or any of its sub licensees are in material breach of the license agreement;

•	for any actions by JDI or its sub licensees that are detrimental to the best interests of SCJ or the goodwill of any trade name, housemark or trademark, as determined by the board of directors of SCJ;

•	if Unilever transfers any of its ownership interest in JDI or Holdings to a third party;

•	if any rights under the license agreement are assigned or transferred;

•	if any of the following has occurred or is continuing with respect to indebtedness under any agreement or arrangement under which indebtedness of at least $25 million is outstanding: (1) Holdings, JDI or any subsidiary fail to make any payment in respect of indebtedness when due, (2) any event occurs that results in acceleration of indebtedness, or (3) any event or condition occurs that permits the lenders under the JDI senior secured credit agreement for the JDI senior secured credit facilities or that permits a holder of the JDI senior subordinated notes or of Holdings’ senior discount notes to accelerate the indebtedness there under; or

•	if JDI or any of its affiliates promote, market, sell or distribute, directly or indirectly, including through a joint venture, co-marketing arrangement or other strategic alliance, outside of the industrial channels of trade and the cross-over channels of trade, any product that competes with SCJ’s consumer branded products (unless permitted by SCJ).

In some circumstances, however, instead of terminating, the license agreement will convert into a license to use only the trade names and housemarks involving combinations of “Johnson” and “Diversey” until May 2, 2012.

In the event any dispute arising under the license agreement cannot be resolved through negotiation, the dispute will either be referred to the board of directors or chairman of the board of SCJ, depending on the nature of the dispute. In either case, the chairman of the board has ultimate authority to resolve the dispute, and JDI cannot challenge that decision.

In addition, JDI has a license agreement with SCJ under which SCJ has granted JDI a license to use the Johnson trade name and housemark in our polymer business, the terms of which are similar to those of the license agreement discussed above. JDI does not, however, pay any fees to SCJ under the license agreement relating to our polymer business.

Under a technology disclosure and license agreement with SCJ and Johnson Polymer, Inc., JDI’s subsidiary, each party has granted to the other party a license, with the right to grant sublicenses to their subsidiaries, to use the technology being used by that party in connection with products sold by that party under its own brand names and in its own channels of trade. The technology disclosure and license agreement also provides guidelines pursuant to which the parties may voluntarily disclose and sublicense to each other new technologies that they develop internally, acquire or license from third parties. The technology disclosure and license agreement terminates on May 2, 2011, and will extend automatically to May 2, 2012, if the license agreement has not been terminated by SCJ prior to May 2, 2006. Thereafter, the license agreement automatically renews for successive two-year terms. The licenses granted to JDI and Johnson Polymer terminate upon the occurrence of specified bankruptcy or insolvency-related events involving JDI or Johnson Polymer or upon thirty days’ notice of an uncured material breach by JDI or Johnson Polymer. No fees are paid under the technology disclosure and license agreement.

After JDI’s 1999 separation from SCJ, SCJ continued to operate the professional and polymer businesses in various countries in which JDI did not have operations. Under a territorial license agreement, JDI licenses the intellectual property rights to SCJ to allow it to manufacture and sell JDI’s products in those countries. Under this agreement, SCJ pays a royalty fee based on its and its sub licensees’ net sales of products bearing JDI’s brand names. This agreement expires on July 2, 2006, but will automatically renew for additional two-year terms. Since the separation, JDI has established operations in several countries and has purchased the inventory and other assets relating to the professional or polymer business in those countries from SCJ. Amounts paid by SCJ to JDI under the territorial license agreement during the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003 were not material.

Administrative Services and Shared Services Agreements. JDI has entered into several administrative services agreements with SCJ. Under these agreements, SCJ provides JDI with a wide range of central support services. These services include various information technology, office and mail support, property administration, risk management, accounting, medical center nursing and facilities maintenance, employee benefits administration, compensation and other services. In addition, the agreements provide for the use by JDI of several administrative and other properties owned by SCJ. Generally, these agreements are for a one-year term but automatically renew for additional one-year terms, unless terminated earlier. SCJ may terminate each agreement under specified circumstances or for any reason by providing prior written notice to us. In addition, SCJ provides JDI with various business support services pursuant to shared services agreements in several countries, including Italy and the United Kingdom. For the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, JDI paid to SCJ an aggregate of $14.5 million, $29.8 million, and $31.9 million, respectively, under all of these administrative services and shared services agreements, including $0, $11.5 million, and $10.8 million, respectively, of amounts paid to reimburse SCJ for benefit costs and other miscellaneous costs paid by SCJ on JDI’s behalf.

Joint Operating Agreement. Holdco, Holding’s parent, is party to a joint operating agreement with SCJ, dated June 17, 1999, governing the use of several airplanes. Holdco has an 18% ownership interest in those airplanes, and SCJ holds the remaining ownership interests. Under the joint operating agreement, SCJ agreed to provide Holdco with various services relating to the airplanes, including administering the Federal Aviation Administration reporting requirements for Holdco, providing all required maintenance and repairs for the airplanes, providing insurance and risk management services and maintaining qualified licensed pilots to pilot the airplanes. SCJ may not terminate or reduce the level of any service without Holdco’s prior consent. Under the joint operating agreement, Holdco must pay SCJ its proportional share of capital and operating costs for the airplanes. Holdco’s share of the operating costs is based on the relative usage of the airplanes by JDI’s employees, and JDI has agreed to pay its share of the operating costs directly to SCJ. The joint operating agreement terminates on July 2, 2006, and automatically renews for additional one-year terms. The joint operating agreement will also terminate upon a material breach or default under the agreement that is not cured within thirty days of written notice. In addition, the joint operating agreement terminates if at any time the voting control of either party is not directly or indirectly owned by a lineal descendant of Herbert Fisk Johnson, Jr., a descendant of Samuel Curtis Johnson. Finally, at any time after the joint operating agreement is terminated, SCJ has the right to purchase Holdco’s ownership interest in the airplanes at the fair market value of the airplanes. For the fiscal years ended December 31, 2004, January 2, 2004, and January 3 2003, JDI paid an aggregate of $841,000, $938,000, and $1.1 million, respectively, for operating costs in connection with the joint operating agreement. In addition, in connection with the joint operating agreement, Holdco issued a promissory note in the principal amount of $429,000 on October 31, 2002. This note matured on October 31, 2004. Under the terms of the note, Holdco paid $214,390 of the principal amount on October 27, 2003, and the remainder upon maturity.

Environmental Agreement. Under an environmental agreement with SCJ, SCJ has agreed to bear financial responsibility for, and indemnify JDI against, specified environmental liabilities existing on June 28, 1997, for sites used in our professional and polymer businesses and for which liability may have been incurred prior to JDI’s separation from SCJ. Under the agreement, JDI is financially responsible for all other environmental liabilities that arise from or are related to the historic, current and future operation of JDI’s business and must indemnify SCJ for any losses associated with these liabilities. Under the agreement, SCJ has the authority to manage any environmental projects as to which circumstances make it appropriate for SCJ to manage the project. Amounts paid by JDI to SCJ under the environmental agreement during the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003 were not material.

Tax Sharing Agreement. JDI’s 1999 separation from SCJ caused JDI, its subsidiaries and Holdco to cease to be members of the SCJ affiliated tax group and to become a new affiliated tax group headed by Holdco. To allocate responsibility for taxes following the separation, JDI, Holdco and SCJ entered into a tax sharing agreement. The tax sharing agreement provides generally that the SCJ group is liable for, and will indemnify the Holdco group against, all U.S. federal, state, and non-U.S. taxes for all periods before the separation; however, JDI is responsible for the payment to SCJ group of its own share of taxes, and for periods after the separation, the SCJ group is responsible for its own taxes, but not the taxes of the Holdco group. The tax sharing agreement also requires the parties to make adjustments for differences between the SCJ group’s tax liability under the consolidated tax returns filed for periods before the separation and what the parties’ respective liabilities would have been for the same periods had they filed separate returns. Based on current estimates, JDI owed SCJ about $1.3 million for those periods, half of which was paid in October 2002 and $300,000 of which was paid in October 2003. This amount, however, is subject to further adjustment as a result of current and potential future audits as well as tax carry-forward and carry-back provisions. JDI and Holdco are liable for the Holdco group’s taxes after the separation. Under the tax sharing agreement, SCJ is responsible for any taxes imposed as a result of the separation itself. However, if JDI or Holdco take any action that is inconsistent with, or fail to take any action required by, the agreement pursuant to which the separation was effected, the parties’ application to the Internal Revenue Service for a determination that the separation would qualify for favorable U.S. federal income tax treatment, or the Internal Revenue Service’s determination, JDI and Holdco would be responsible for any taxes that result from our action or failure to act. The tax sharing agreement also provides for the conduct of tax audits and contests, and for the retention of records.

Supply Agreements. JDI and various of its subsidiaries have entered into numerous supply and manufacturing agreements with SCJ. Under some of these agreements, JDI and its subsidiaries manufacture and supply raw materials and products, including polymers, to SCJ in several countries, including Japan, the Netherlands and the United States. Under other supply and manufacturing agreements, SCJ manufactures and supplies raw materials and products to JDI and its subsidiaries in several countries, including Argentina, Brazil, Chile, Columbia, Costa Rica, Greece, Japan, Mexico, the Netherlands, the United States and Venezuela. The terms of the agreements range between two to five years, with rights to renew the agreements for additional one-year terms. In general, the agreements terminate for breach or default under the agreements, if a specified insolvency-related event involving either party is commenced or occurs or by mutual agreement. For the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, JDI paid to SCJ an aggregate of $29.2 million, $27.0 million, and $31.3 million, respectively, under these supply and manufacturing agreements for inventory purchases, and SCJ paid JDI an aggregate of $22.8 million, $23.9 million, and $24.7 million, respectively, under the agreements for inventory purchases.

Relationships with Other Johnson Family Businesses

JDI leases office space in Sturtevant, Wisconsin from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. JDI entered into this lease on July 1, 2002, and it expires on June 30, 2007. For the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, JDI paid $812,000, $766,000 and $301,000, respectively, under this lease. In addition, the lease provides for a line of credit not exceeding $1.2 million at an interest rate of 8% per annum from Willow Holdings, LLC to JDI for the purpose of certain leasehold improvements. At December 31, 2004 and January 2, 2004, amounts outstanding under this line of credit were $504,000 and $686,000, respectively.

JDI has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. JDI paid service fees to the Johnson Financial Group totaling $167,000,

$104,000 and $45,000 for the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, respectively. JDI had no loans outstanding with Johnson Financial Group for the fiscal years ended December 31, 2004, January 2, 2004, or January 3, 2003.

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

Simultaneously with the closing of the acquisition, Holdings, JDI, Unilever and some of their respective affiliates entered into agreements which replaced a number of these prior agreements with Unilever, as well as agreements relating to the governance of JDI and Holdings, commercial relationships and matters arising out of the acquisition. These agreements include a sales agency agreement, various intellectual property agreements, a transitional services agreement, two supply agreements, a stockholders’ agreement, a non-competition agreement and a registration rights agreement relating to the senior discount notes of Holdings. All of the agreements with Unilever were negotiated before Unilever acquired its equity interest in Holdings and its senior discount notes and, therefore, are on arms-length terms. Holdings, JDI and Unilever are also parties to an acquisition agreement that imposes certain on-going obligations on the parties, including indemnity obligations.

Acquisition Agreement.

Initial Acquisition Agreement. At the closing of the acquisition, Unilever transferred the DiverseyLever business to Holdings, JDI and several of JDI’s subsidiaries. All of the assets and operations of the DiverseyLever business acquired by Holdings in the acquisition were subsequently contributed by Holdings to JDI. In consideration for the DiverseyLever business, Unilever received:

•	a net cash payment in various currencies equivalent to about $1 billion;

•	a one-third equity interest in Holdings; and

•	the senior discount notes of Holdings, which had a principal amount at issuance of about $241 million and are recorded on Holdings’ financial statements.

Post-Closing Adjustments to Consideration. The acquisition agreement provides for various adjustments to the consideration for the DiverseyLever business paid by Holdings and JDI to Unilever if, at closing, (1) the net debt of the DiverseyLever business or (2) the working capital of the DiverseyLever business, was less or more than the amounts estimated by the parties. In addition, the amount paid by Unilever as its subscription price for its equity interest in Holdings is subject to adjustment if, at closing, (1) JDI’s net debt or (2) JDI’s working capital, was less or more than the amounts estimated by the parties. The acquisition agreement provides that any adjustments to the consideration or subscription price resulting from differences in net debt or working capital of JDI or the DiverseyLever business at the closing of the acquisition from the estimated amounts will be paid:

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

interest in Holdings. Any amount paid by JDI to Unilever is intended to make Unilever whole with respect to its portion of any excess in net debt or deficit in our working capital, recognizing Unilever’s one-third equity interest in Holdings; similarly, any amount paid by Unilever to JDI is intended to make JDI whole with respect to its portion of any deficit in net debt or excess in JDI’s working capital, recognizing Holdco’s two-thirds equity interest in Holdings.

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

In November 2002, JDI agreed with Unilever that JDI would pay to Unilever about $33.6 million, representing the working capital adjustment to the purchase price for the DiverseyLever business. JDI paid this amount to Unilever during the fourth quarter of 2002. Also, based on JDI’s final pre-closing balance sheet, a comparison was made of the final working capital amount to a predetermined working capital amount set forth in the acquisition agreement. Because JDI’s final working capital amount exceeded the predetermined amount, JDI anticipates that Unilever will be required to pay to JDI about $30.9 million, representing an adjustment to the subscription price for Unilever’s equity interest in Holdings. However, Unilever would be required to pay the final agreed amount, together with interest from and including the closing date (in accordance with the formula described above), to JDI on the date on which Unilever ceases to hold its equity interest in Holdings.

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

Based on a the determination of the transferred pension assets and liabilities relating to specified plans JDI assumed in the acquisition, Unilever agreed to pay to JDI an aggregate of about $115 million, representing an adjustment to the purchase price for the DiverseyLever business. The majority of this adjustment is to be paid by Unilever once the amounts are agreed in respect of a plan, with the remainder to be paid, together with interest from and including the closing date, on the date on which Unilever ceases to hold its equity interest in Holdings. As of December 31, 2004, JDI had received about $67.9 million, representing a portion of Unilever’s payment of the transferred pension adjustment. The transferred pension adjustment represents the shortfall of transferred pension assets relative to liabilities, adjusted for tax, if applicable. Under the acquisition agreement, if the transferred assets are less than 90% of the value of the transferred liabilities of specified DiverseyLever pension plans, JDI is required to use the amounts received from Unilever in connection with the transferred pension adjustment to fund those plans up to 90% of the value of the transferred liabilities. Any amount received from Unilever over the required funding level may be used by JDI for other purposes. As of January 2, 2004, JDI had contributed an aggregate of about $43.5 million, including interest to the pension plans, substantially fulfilling the funding obligations under the acquisition agreement.

The purchase price of the DiverseyLever business is also subject to adjustment relating to pension expenses of DiverseyLever’s employee benefit plans for the twelve-months ended June 29, 2001. This adjustment has been finalized and agreed to with Unilever with them required to pay JDI $9.9 million. JDI has received $6.6 million in cash as of December 31, 2004. The remaining balance of $3.3 million is included in the long-term receivable from Unilever.

Warranty Indemnity. In connection with the acquisition, Unilever made representations and warranties to us in respect of the DiverseyLever business. In addition, in connection with the issuance to Unilever of the one-third equity interest in Holdings and the senior discount notes of Holdings, we made representations and warranties to Unilever, which are customary in this kind of transaction.

Subject to the limitations on indemnity described below, the parties will generally be liable for damages in the event of a breach of any warranty, other than damages less than $250,000 per occurrence, as well as for some specific losses and claims. Most claims for breaches of warranty must have been brought on or prior to May 2, 2004, while claims under some warranties are subject to longer time limits.

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

We generally will not be liable for any damages in respect of our breaches of warranty, excluding environmental warranties, unless (1) the amount of damages in respect of any individual breach of our warranties exceeds $250,000 per occurrence and (2) the aggregate amount of damages in respect of breaches of our warranties exceeds $7 million. Once the $7 million threshold is reached, we will not be liable for any occurrence where the damages are less than $250,000 or for the first $3.5 million of damages that exceed the $250,000 per occurrence threshold. In any event, we will not be liable for any damages, excluding environmental claims, which exceed $120 million in the aggregate.

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

We will also indemnify Unilever for, among other things, damages arising out of or resulting from:

•	liabilities we assume in connection with the acquisition;

•	liabilities relating to some of JDI’s discontinued businesses;

•	specified liabilities with respect to our operation prior to the closing of the acquisition relating to JDI’s failure to comply with environmental laws and pre-closing discharges or contaminations at, of or relating to JDI’s facilities or waste disposal sites;

•	specified liabilities relating to post-closing taxes; and

•	specified liabilities relating to employee benefits, including JDI’s failure to comply with certain legal and regulatory requirements with respect to these employee benefits.

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

In calculating the amount of damages for which we will indemnify Unilever, the provisions of the acquisition agreement operate to make Unilever whole, but not more than whole, taking into account Unilever’s equity interest in Holdings, as it may decrease or cease to exist over time, and whether the price paid by Holdings to Unilever for any of its equity has been reduced to reflect any damages for which we are liable. This is accomplished by means of a gross-up to the amount of damages suffered and, in the case of damages suffered directly by us, by allocating one-third, or such lower number as represents Unilever’s equity interest in Holdings from time to time, of damages to Unilever. Accordingly, the following rules apply in calculating the amount of damages:

•	if Unilever or another indemnified party actually pays, suffers or incurs damages, the damages will be paid dollar-for-dollar by Holdings and JDI on a grossed-up basis; and

•	if Holdings or JDI pay, suffer or incur damages, one-third, or such lower number as represents Unilever’s equity interest in Holdings from time to time, of the damages will be paid by Holdings and JDI on a grossed-up basis.

After the date on which Unilever and its affiliates cease to own any equity interest in Holdings, any damages for which we indemnify Unilever will be paid 100% in cash at the time those damages are finally determined.

Stockholders’ Agreement.

In connection with the acquisition of the DiverseyLever business, Holdings and its stockholders, Holdco and Marga B.V., entered into a stockholders’ agreement relating to, among other things:

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

Before May 3, 2010, Holdings’ obligations in connection with a put by Unilever are conditioned on a refinancing of JDI’s and Holdings’ indebtedness, including indebtedness under JDI’s senior subordinated notes and JDI’s senior secured credit facilities. In connection with the put, Holdings must use its reasonable best efforts prior to May 3, 2009, and its best efforts after that date, to consummate a refinancing and may be required to purchase less than all of the shares subject to the put under some circumstances. If Holdings purchases less than all of the shares subject to a put, Unilever may again put its remaining shares after a specified suspension period.

Following the exercise by Unilever of its put rights, if Holdings fails to purchase all of Unilever’s shares for cash by May 3, 2010, it must issue a promissory note to Unilever in exchange for the remaining shares. The maturity date of the promissory note will be either 90 days or one year after its issuance, depending on the level of Unilever’s ownership interest in Holdings at that time. The terms of the promissory note will provide Unilever with rights similar to its rights as a stockholder under the stockholders’ agreement, including board representation, veto and access and informational rights. The promissory note will contain various subordination provisions in relation to JDI’s and Holdings’ indebtedness.

If, after May 3, 2010, Unilever has not been paid cash with respect to its put option, Unilever may also:

•	require Holdings to privately sell Unilever’s shares or other shares of Holdings’ capital stock to a third party; and

•	require Holdings to sell our polymer and/or Japan businesses.

The exercise of these remedies, other than sales of Unilever’s shares, is subject to compliance with the agreements relating to JDI’s and Holdings’ indebtedness.

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

Contingent Payments. Under the stockholders’ agreement, Holdings may be required to make payments to Unilever in each year from 2007 through 2010 so long as Unilever continues to beneficially own 5% or more of Holdings’ outstanding shares. The amount of each payment will be equal to 25% of the amount by which the cumulative cash flows of Holdings and its subsidiaries, on a consolidated basis, for the period from May 3, 2002, through the end of the fiscal year preceding the payment (not including any cash flow with respect to which Unilever received a payment in a prior year), exceeds:

•	$727 million in 2006;

•	$975 million in 2007;

•	$1,200 million in 2008; and

•	$1,425 million in 2009.

The aggregate amount of all these payments cannot exceed $100 million. Payment of these amounts is subject to compliance with the agreements relating to Holdings’ and JDI’s senior indebtedness including, without limitation, the senior discount notes of Holdings, JDI’s senior subordinated notes and JDI’s senior secured credit facilities.

Transfer Restrictions. Under the stockholders’ agreement, a stockholder controlled by Unilever may only transfer its shares of Holdings to another entity of which Unilever owns at least an 80% interest, and a stockholder controlled by Holdco may transfer its shares of Holdings to another entity of which Holdco owns at least an 80% interest.

Corporate Governance. Holdings’ board of directors consists of eleven directors, including five independent directors appointed by Holdco. So long as Unilever beneficially owns at least 20% of Holdings’ outstanding shares, it is entitled to nominate two directors to Holdings’ board of directors. If Unilever beneficially owns less than 20% but at least 5% of Holdings’ outstanding shares, it will be entitled to nominate one director. Holdco has agreed to vote its shares of Holdings to cause the board of directors to include the directors nominated by Unilever if Unilever satisfies the conditions above. Under the stockholders’ agreement, a Unilever director representative will continue to sit on the Compensation Committee of Holdings’ board of directors. Unilever has also designated one of its director representatives to be an observer to attend, but not vote at, meetings of the Audit Committee. In addition, the authority of Holdings’ board of directors with respect to specified formal bankruptcy or insolvency proceedings will be exercised by a special bankruptcy committee constituted in accordance with the terms of Holdings’ bylaws and the stockholders’ agreement. The stockholders’ agreement and Holdings’ certificate of incorporation generally require, with specified exceptions, the approval of stockholders holding more than 90% of Holdings’ outstanding shares before Holdings or its subsidiaries can affect various transactions, including, among others, transactions relating to:

•	any acquisition or disposition or any joint venture, alliance or capital project having an aggregate fair market value or which will result in aggregate expenditures or payments in excess of (1) $50 million individually, or (2) $10 million individually and $100 million collectively with other transactions entered into in the immediately preceding twelve months;

•	the issuance of any additional shares of capital stock, common stock equivalents, or other equity or equity-related interests;

•	any merger, consolidation or similar business combination or any sale of all or substantially all of the assets or equity or any reorganization or recapitalization having similar effect;

•	a liquidation or dissolution;

•	the purchase or investment of a minority equity investment or investment in the nature of indebtedness with a fair market value or resulting in payments that exceed $10 million;

•	the entering into of any material line of business unrelated to the business of Holdings and its subsidiaries as of May 3, 2002;

•	the closing, winding-up, discontinuation or other exiting or termination of any line of business, if such line of business generated more than $5 million of annualized EBITDA;

•	the modification of the policies governing dividends or distributions to Holdings’ stockholders or the declaration by Holdings of dividends or distributions in violation of that policy;

•	the incurrence of specified types of additional indebtedness;

•	the settlement of any legal proceedings that would impose any material restrictions on the operations of Holdings and its subsidiaries or involve amounts in excess of $10 million, except for proceedings covered by insurance;

•	any change in independent registered public accounting firm;

•	specified transactions with affiliates of Holdco, including SCJ;

•	the redemption or retirement of any of Holdings’ common stock or other equity securities or common stock equivalents;

•	any amendment of Holdings’ certificate of incorporation, bylaws or audit or compensation committee charters, with specified exceptions;

•	the adoption of any stock option or employee stock ownership plan or the issuance of any equity securities under any stock plan; and

•	the adoption of any new, or amendment of existing, employee benefit plans that would result in increases above specified levels in annual costs of benefits, with specified exceptions.

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

Due to pre-existing contractual obligations with SCJ, JDI and its subsidiaries may not sell any products as agent for Unilever in some channels of trade that are not exclusively institutional and industrial, and JDI and its subsidiaries may not sell some products, such as general cleaning products, in any channels of trade that are not exclusively institutional and industrial. The sales agency agreement carves out these restricted channels of trade and products and allows Unilever to make sales associated with these channels of trade and products directly or through another agent or distributor. JDI’s agreements with SCJ do not affect it or its subsidiaries’ ability to sell products on behalf of Unilever in exclusively institutional and industrial channels of trade.

Under the sales agency agreement, the parties will generally be liable for damages in the event of a breach of their obligations, as well as for some specific losses and claims, including losses resulting from termination of employees, product recalls, product warranty or product liability. In addition, in the case of a willful breach, the parties may be liable for loss of profits, loss of margin, loss of contract, loss of goodwill or any other indirect, special or consequential losses resulting from that breach. The aggregate liabilities of the parties under the sales agency agreement may not exceed €20 million for JDI and €10 million for Unilever. Unilever’s indemnification limit does not include its obligation to pay the additional agency fee described above. JDI received an aggregate of $88.9 $86.8 million and $54.3 million in agency fees from Unilever under the sales agency agreement in fiscal year 2004, 2003 and fiscal year 2002, respectively.

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

The licenses to use Unilever’s intellectual property described above are irrevocable, subject to various exceptions described in the retained technology license agreement. Unilever’s ability to grant any further licenses of the patents in the professional market prior to May 2, 2005 is subject to specified conditions in the retained technology license agreement, and Unilever has agreed not to grant any further licenses of the restricted patents for any purpose, except to the extent necessary to resolve litigation or a dispute. Unilever has also agreed not to engage in any acts that would infringe on the restricted patents.

With respect to each licensed patent, the license granted will terminate with the expiration of the particular patent, unless the patent is terminated or held invalid sooner. The license granted with respect to know-how, unregistered design rights and copyrights will exist until the expiry of the relevant right unless terminated earlier by JDI. JDI may terminate the retained technology license agreement at any time by providing written notice to Unilever. Unilever may terminate the patent licenses granted to JDI if JDI challenged the validity of, or Unilever’s ownership of, any of its patents licensed under the retained technology license agreement or if JDI is in material or persistent breach of any provision of the retained technology license agreement and, if the breach is curable, has not cured the breach within ten business days after receipt of notice of the breach.

Transferred Technology License Agreement. On May 3, 2002, JDI entered into a transferred technology license agreement with Unilever under which JDI has granted a license to Unilever to use specified intellectual property rights (other than patents and registered designs) and specified patents and registered designs that were transferred to JDI as part of the acquisition. Under the transferred technology license agreement, JDI has granted to Unilever:

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

With respect to each licensed patent, the license will terminate upon the expiration of the particular patent, unless the patent is terminated or held invalid sooner. The license granted with respect to copyrights, unregistered design rights and know-how will exist until expiry of the relevant rights unless terminated earlier by Unilever. Unilever may terminate the transferred technology license agreement at any time upon providing written notice to JDI. JDI may terminate the license of the transferred patents if:

•	Unilever challenges the validity of JDI’s ownership of any of the transferred patents;

•	Unilever is in material or persistent breach of a provision of the transferred technology license agreement and, if the breach is curable, has not cured the breach within ten business days after receipt of notice of the breach; or

•	a specified insolvency-related event involving Unilever is commenced or occurs.

Retained Trademark License Agreement. On May 3, 2002, JDI entered into a retained trademark license agreement with Unilever under which Unilever has granted JDI a license to use the “Lever” name in its business. JDI was also granted the right to use the “Unilever” name. The license terminated on November 2, 2004, but was extended, in certain specific circumstances, until May 2006. Under the retained trademark license agreement, Unilever has granted JDI an exclusive, royalty-free license (with the right to sublicense only to JDI’s subsidiaries and affiliates) to use the Lever mark in the same combinations and manner in which it was used in the DiverseyLever business on the closing date of the acquisition, and in the word “DiverseyLever” until the license’s expiration, in the same manner and in relation to the same goods and services as those for which the Lever mark was used, and in the countries in which the DiverseyLever business operated, on May 3, 2002. The license does not extend to the dispensed products, which are covered by their own license under the dispensed products license agreement discussed below.

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

Under the dispensed products license agreement, JDI paid to Unilever a royalty of 4% of the net sales of the dispensed products. JDI may not use the trademarks or formulation rights other than in the same manner and for the same purposes as they were used in the DiverseyLever business prior to May 3, 2002. For the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, JDI paid an aggregate of $756,000, $959,000 and $336,000, respectively, to Unilever under the dispensed products license agreement.

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

The price for each service is at cost, and generally will be determined in a manner consistent with Unilever’s existing cost allocation methodology. Unilever may adjust the prices from time to time in the ordinary course of business, provided the adjustments reflect the cost for the relevant service. For the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, JDI paid an aggregate of $1.9 million, $9.5 million and $12.2 million, respectively, to Unilever under the transitional services agreement.

Unilever provided each service for the period agreed upon by the parties, but did not provide any service longer than 24 months, except for redirecting internet traffic to the appropriate new domain name or address, which Unilever provided for up to 30 months. Under the transitional services agreement, Unilever provided most services until May 2, 2003 and, as of December 31, 2004, all of the services under the transitional services agreement have been terminated.

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

Each supply agreement remains in effect as to a particular product until that product will not be supplied any longer. JDI and Unilever may terminate either supply agreement in part or in its entirety in the event of an unremedied serious or persistent breach by the other party, upon a change in control or for any reason on the giving of six months’ written notice. Further, JDI or Unilever may terminate a particular order upon a breach of the terms of the order that remains uncured for a specified period. Finally, the customer under either supply agreement may terminate the agreement as to products supplied at a particular factory if the supplier does not implement reasonable suggestions that the customer makes, taking into account standards used in the supply of the products in the period immediately prior to the closing of the acquisition, after visiting that factory. For the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, JDI paid Unilever an aggregate of $55.4 million, $67.8 million and $40.2 million, respectively, and Unilever paid JDI an aggregate of $39.4 million, $43.6 million and $16.9 million, respectively, under these supply agreements.

Non-Competition Agreement

On May 3, 2002, Holdings and JDI entered into a non-competition agreement with Unilever. The noncompetition agreement restricts Unilever and its affiliates from competing with JDI in the Business (as defined below) (1) in the European Union, until May 2, 2005, and (2) in countries outside of the European Union in which the DiverseyLever business was engaged prior to the acquisition, until May 2, 2007.

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

(1) the aggregate revenues of the competing business for the twelve months immediately preceding the closing of the acquisition of the acquired business represent less than 33% of the acquired business in the territory covered by the non-competition agreement for the same twelve-month period and Unilever or an affiliate of Unilever uses its reasonable best efforts to sell the competing business within twelve months of the date of acquisition, subject to involving JDI and Holdings in any auction sales process and to specified other requirements; or

(2) the aggregate revenues of the competing business for the twelve months immediately preceding the closing of the acquisition of the acquired business represent less than $50 million annually in the aggregate or less than $25 million annually in any one country;

•	it continues any operations carried out by Unilever and its affiliates under contracts with JDI or Holdings or their respective subsidiaries; or

•	it continues to conduct the Business in Cote d’Ivoire, El Salvador, Ecuador, Honduras, Malawi and, pursuant to the distributorship operations of Unilex Cameroun S.A., in Cameroon, in which Unilever retained assets and operations of its institutional cleaning and hygiene business.

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

Under the resale agreement with Unilever, Holdings was obligated to comply only with an aggregate of three demand or resale notices. Holdings was required to bear all fees and expenses incurred in connection with a demand registration or resale notice other than underwriting discounts and commissions, placement fees and agency fees and other out-of-pocket expenses. Pursuant to Unilever’s request in accordance with the resale agreement, Holdings assisted Unilever in its resale of the outstanding notes by preparing an offering memorandum relating to the outstanding notes. On September 11, 2003, Unilever resold the outstanding notes to the initial purchasers in a private transaction under Rule 144A and Regulation S of the Securities Act. Accordingly, Holdings satisfied all of its obligations under the resale agreement.

Interests of Holdings’ Officers and Directors

S. Curtis Johnson III, Chairman of Holdings and JDI, and Helen Johnson-Leipold and Clifton Louis, directors of Holdings and JDI, and some members of their respective immediate families, are descendants of Samuel Curtis Johnson and shareholders of SCJ and Willow Holdings, Inc. Messrs. Johnson and Louis and Ms. Johnson-Leipold, and members of their respective immediate families, also beneficially own shares of Holdco, Holdings’ direct parent. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As a result of these relationships, these individuals may have an interest in our transactions with SCJ and other Johnson family businesses, including Willow Holdings, Inc. In addition, Rudy Markham and John Rice, directors of Holdings, are officers of Unilever. As a result of Messrs. Markham’s and Rice’s relationship with Unilever, they may have an interest in our transactions with Unilever.

Transactions with Management

Several of Holdings’ executive officers are indebted to JDI in connection with their purchases of shares of class C common stock of Holdco. In November 1999, November 2000 and December 2000, JDI agreed to lend some of the executive officers funds to purchase shares of class C common stock at the Applicable Federal Rate for mid-term debt instruments.

There are two types of loans to the executive officers. The first type of loan is due and payable four years after the date of the loan. If the executive remains employed by JDI when the loan is due, 75% of the principal amount of the loan is forgiven. Under the second type of loan to the executive officers, 5% of the principal amount of the loan, plus interest, is due and payable semiannually for the first five years, with a balloon payment for the remaining 50% of principal on the fifth anniversary of the loan. No loan forgiveness is available for this type of loan. The table below sets forth the name of each executive officer of Holdings who was indebted to JDI in an amount in excess of $50,000 during fiscal year 2004, the largest aggregate amount of indebtedness outstanding at any time during fiscal year 2004, the amount outstanding as of March 4, 2005, and the interest rate on the loans:

Name	Largest Aggregate Amount of Indebtedness Outstanding During Fiscal Year 2004		Amount Outstanding as of March 4, 2005		Interest Rate
Gregory E. Lawton President and Chief Executive Officer of Holdings and JDI	$774,005	*	$—	*	6.01%

JoAnne Brandes Vice President, General Counsel and Secretary of Holdings; Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of JDI	139,275 29,986	* **	— 24,988	* **	6.01 5.79	% %

*	Subject to possible loan forgiveness.
**	Not subject to possible loan forgiveness.

Holdco is a party to buy-sell agreements with some of JDI’s employees, consultants or directors who also own shares of class A or class B common stock of Holdco. These buy-sell agreements were entered into in connection with JDI’s separation from SCJ in 1999. Under these buy-sell agreements, the holder has the right to sell to Holdco, and Holdco is required to purchase, shares of the holder’s class A or class B common stock at a formula price set forth in the agreements. This right may be exercised annually during the months of April, May, October and November. Under the agreements, Holdco has the option to purchase the holder’s shares upon termination of the holder’s employer-employee, director or consultant relationship with JDI. In addition, subject to specified exceptions, the holder has agreed that it will not sell or otherwise dispose of any of its shares without first offering those shares to Holdco. If Holdco does not exercise its right to purchase those shares within a 60-day period, the holder may transfer its shares to the proposed transferee on the same terms and price as set forth in its offer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP, independent registered public accounting firm, served as Holdings’ and JDI’s principal accountants for the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003. During those periods, we incurred the following fees for services rendered by Ernst & Young LLP:

Audit Fees. Represents fees for professional services rendered in connection with the audits of Holdings’ and JDI’s annual consolidated financial statements and reviews of their quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other global statutory or regulatory filings. Audit fees were $5.5 million for the year ended December 31, 2004 and $2.4 million for the year ended January 2, 2004. The increase in audit fees from fiscal year 2003 to fiscal year 2004 is primarily due an increase in audit scope coupled with adjustments to the fiscal year 2003 audit fees, which were paid in fiscal year 2004.

Audit-Related Fees. Represents fees for professional services rendered to Holdings and JDI in connection with merger and acquisition due diligence, audits of acquired businesses and employee benefit plan audits. Audit-related fees were $361,000 for the year ended December 31, 2004 and $270,000 for the year ended January 2, 2004.

Tax Fees. Represents fees for professional services rendered to Holdings and JDI in connection with general tax advice, tax planning and tax compliance. Tax fees were $1.4 million for the year ended December 31, 2004 and $1.0 million for the year ended January 2, 2004.

All Other Fees. Represents fees for all other professional services rendered by Ernst & Young LLP to Holdings and JDI. All other fees were $411,000 for the year ended December 31, 2004 and $210,000 for the year ended January 2, 2004.

The Audit Committee of the JDI Board of Directors has determined that the provision by Ernst & Young LLP of non-audit services to us in the fiscal years ended December 31, 2004 and January 2, 2004, is compatible with maintaining the independence of Ernst & Young LLP. In accordance with its charter, the JDI Audit Committee approves in advance all audit and non-audit services to be rendered by Ernst & Young LLP. In determining whether to approve such services, the JDI Audit Committee considers the following:

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

During fiscal years 2004 and 2003, all professional services provided Ernst & Young LLP were pre-approved by the JDI Audit Committee in accordance with our policies.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(c) Schedule I - Condensed Financial Information

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	December 31, 2004	January 2, 2004
ASSETS
Cash and cash equivalents	$369	$—
Goodwill, net	13,612	13,612
Deferred income taxes – non-current	15,829	3,931
Investment in subsidiaries	762,186	760,771
Other assets	1,874	1,474

Total assets	$793,870	$779,788

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable – related parties	$428	$1,438
Accrued expenses	4,316	4,370
Senior discount notes	281,430	247,673
Class B common stock subject to put and call options – $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	596,667	467,000
Total stockholders’ equity	(88,971)	59,307

Total liabilities, class B common stock and stockholders’ equity	$793,870	$779,788

The accompanying notes are an integral part of the condensed financial statements.

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF INCOME

(Dollars in Thousands)

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Operating expenses	—	1	—

Operating profit	—	(1)	—
Other expense (income):
Interest expense	34,003	31,207	18,900
Income from subsidiary	(13,666)	(24,141)	(29,568)
Other expense, net	5	—	—

Income (loss) before taxes	(20,342)	(7,067)	10,668
Income tax benefit	(11,897)	(10,866)	(6,677)

Net income (loss)	$(8,445)	$3,799	$17,345

The accompanying notes are an integral part of the condensed financial statements.

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Net cash used in operating activities	$(1,716)	$(1)	$(3)
Cash flows from investing activities:
Investment in subsidiaries	—	—	(201,903)
Dividend income	14,888	7,856	17,038

Net cash provided by (used in) investing activities	14,888	7,856	(184,865)
Cash flows from financing activities:
Proceeds from senior discount notes	—	—	201,903
Dividends paid	(12,803)	(7,856)	(17,034)

Net cash provided by (used in) financing activities	(12,803)	(7,856)	184,869

Change in cash and cash equivalents	369	(1)	1
Beginning balance	—	1	—

Ending balance	$369	$—	$1

Noncash investing and financing activities:
Contribution of investment in subsidiaries	$—	$—	$532,690

The accompanying notes are an integral part of the condensed financial statements.

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2004

(Dollars in Thousands)

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements summarize the financial position of JohnsonDiversey Holdings, Inc. (the “Company”) as of December 31, 2004 and January 2, 2004, and the results of operations and cash flows for the Company for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003. In these statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

The Company wholly owns the shares of JohnsonDiversey, Inc. (“JDI”) except for one share which is owned by S.C. Johnson & Son. The Company is a holding company and its sole business interest is the ownership and control of JDI and its subsidiaries.

In connection with the acquisition of DiverseyLever, JDI entered into senior secured credit facilities consisting of three term loan facilities and dollar/euro- and dollar/yen-based revolving credit facilities. The Company is a guarantor of the JDI senior secured credit facilities. Under the senior secured credit agreement, the Company’s subsidiaries are restricted from making dividend payments in each fiscal year above a maximum limit, as defined ($10,820 for fiscal years 2004 and 2003). As such, the restricted net assets (as defined in Rule 403(c)(3) of Regulation S-X) of the Company’s subsidiaries exceeded 25% of the consolidated net assets of the Company and its subsidiaries.

(2)	Long-Term Debt

In connection with the acquisition of DiverseyLever in May 2002, the Company issued senior discount notes to Unilever with a principal amount of $240,790 and an aggregate principal amount at maturity of $403,284. The senior discount notes mature on May 15, 2013. The notes were recorded at a fair value of $201,900 and accrete at a rate of 10.67% per annum, compounded semi-annually on May 15 and November 15 through May 14, 2007. Beginning May 15, 2007, the Company is to pay interest semi-annually in arrears with the first payment due November 15, 2007. The Company has the option, at various dates, to redeem portions of the notes prior to maturity. The Company may be required to make an offer on all or part of the notes, at the discretion of the holder, if certain conditions are met, including change in control of the Company and certain asset sales. The notes are not guaranteed by any of the Company’s subsidiaries.

(3)	Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

In connection with the acquisition of DiverseyLever, the Company entered into a stockholders’ agreement with its stockholders, Commercial Markets Holdco, Inc. and Marga B.V. Under the stockholders’ agreement, at any time after May 3, 2007, the Company has the option to purchase, and Unilever has the right to require the Company to purchase, the shares of the Company then beneficially owned by Unilever. If, after May 3, 2010, the Company is unable to fulfill its obligations in connection with the put option, Unilever may require the Company to take certain actions, including selling certain assets of the Company.

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

(c) Schedule II - Valuation and Qualifying Accounts

Schedule II - Valuation and Qualifying Accounts

JohnsonDiversey Holdings, Inc.

Years ended December 31, 2004, January 2, 2004 and January 3, 2003

(Dollars in thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts (1)	Deductions (2)	Balance at End of Year

Allowance for Doubtful Accounts
Fiscal Year Ended December 31, 2004	$28,089	$9,774	$1,373	$(9,355)	$29,881
Fiscal Year Ended January 2, 2004	21,099	11,660	3,530	(8,200)	28,089
Fiscal Year Ended January 3, 2003	7,055	9,165	11,816	(6,937)	21,099

Tax Valuation Allowance
Fiscal Year Ended December 31, 2004	$46,189	$12,890	$(4,234)	$(7,024)	$47,821
Fiscal Year Ended January 2, 2004	28,789	33,774	(3,192)	(13,182)	46,189
Fiscal Year Ended January 3, 2003	24,707	6,512	7,181	(9,611)	28,789

(1)	Includes the effects of changes in currency translation and business acquisitions, including the DiverseyLever acquistion as of May 3, 2002
(2)	Represents amounts written off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized on March 21, 2005.

JohnsonDiversey Holdings, Inc.

By	/s/ Joseph F. Smorada
Joseph F. Smorada, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below on March 21, 2005 by the following persons on our behalf in the capacities indicated.

/s/ Gregory E. Lawton Gregory E. Lawton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Joseph F. Smorada Joseph F. Smorada	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ S. Curtis Johnson III* S. Curtis Johnson III	Director and Chairman

/s/ Todd C. Brown* Todd C. Brown	Director

/s/ Irene M. Esteves* Irene M. Esteves	Director

/s/ Robert M. Howe* Robert M. Howe	Director

/s/ Helen Johnson-Leipold* Helen Johnson-Leipold	Director

/s/ Clifton D. Louis* Clifton D. Louis	Director

/s/ Rudy Markham* Rudy Markham	Director

/s/ Neal R. Nottleson* Neal R. Nottleson	Director

/s/ John Rice* John Rice	Director

/s/ Reto Wittwer* Reto Wittwer	Director

*	Joseph F. Smorada, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named officers and directors of JohnsonDiversey Holdings, Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By	/s/ Joseph F. Smorada
Joseph F. Smorada, Attorney-in-fact

JOHNSONDIVERSEY HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2004, January 2, 2004 and January 3, 2003

Report of Independent Auditors

To the Board of Directors and

Stockholders of JohnsonDiversey Holdings, Inc.

We have audited the accompanying consolidated balance sheets of JohnsonDiversey Holdings, Inc. as of December 31, 2004 and January 2, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the fiscal years then ended. Our audits also included the financial statement schedules listed in the index at Item 15(c), relating to the information as of December 31, 2004 and January 2, 2004, and for the year ended. These consolidated financial statements and schedules are the responsibility of JohnsonDiversey Holdings, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of JohnsonDiversey Holdings, Inc. at December 31, 2004 and January 2, 2004, and the consolidated results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 9, 2005

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	December 31, 2004	January 2, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,413	$24,543
Accounts receivable, less allowance of $29,881 and $28,089, respectively	524,669	618,991
Accounts receivable – related parties	31,148	27,527
Inventories	281,752	263,397
Deferred income taxes – current	24,458	20,165
Other current assets	112,390	97,928

Total current assets	1,002,830	1,052,551

Property, plant and equipment, net	566,961	595,483
Capitalized software, net	112,229	107,947
Goodwill, net	1,267,350	1,237,671
Other intangibles, net	408,433	418,622
Deferred income taxes – non-current	116,070	97,189
Long-term receivables – related parties	96,269	87,663
Other assets	72,540	85,780

Total assets	$3,642,682	$3,682,906

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$92,704	$124,228
Current portion of long-term debt	8,286	27,812
Accounts payable	364,559	298,202
Accounts payable – related parties	65,309	62,346
Accrued expenses	413,664	440,144

Total current liabilities	944,522	952,732

Pension and other post-retirement benefits	278,890	253,787
Long-term borrowings	1,525,603	1,586,295
Long-term payables – related parties	28,695	28,309
Other liabilities	73,637	101,352

Total liabilities	2,851,347	2,922,475

Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	596,667	467,000

Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	—	68,081
Retained earnings	2,028	81,636
Accumulated other comprehensive income	192,981	145,401
Notes receivable from officers	(341)	(1,687)

Total stockholders’ equity	194,668	293,431

Total liabilities, class B common stock and stockholders’ equity	$3,642,682	$3,682,906

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Net sales:
Net product and service sales	$3,080,428	$2,816,162	$2,093,646
Sales agency fee income	88,870	86,808	54,286

	3,169,298	2,902,970	2,147,932
Cost of sales	1,817,885	1,602,715	1,183,290

Gross profit	1,351,413	1,300,255	964,642
Selling, general and administrative expenses	1,104,308	1,065,016	793,645
Research and development expenses	75,283	72,798	62,133
Restructuring expenses	20,525	12,919	19,646

Operating profit	151,297	149,522	89,218
Other expense (income):
Interest expense	158,708	162,579	109,336
Interest income	(6,273)	(7,035)	(5,818)
Other expense (income), net	383	(9,821)	(28,670)

Income (loss) from continuing operations before income taxes and minority interests	(1,521)	3,799	14,370
Provision for income taxes	8,935	5,873	4,863

Income (loss) from continuing operations before minority interests	(10,456)	(2,074)	9,507
Minority interests in net income (loss) of subsidiaries	285	262	(315)

Income from continuing operations	(10,741)	(2,336)	9,822
Income from discontinued operations, net of income taxes of $781, $3,035 and $5,122 (Note 6)	2,296	6,135	7,523

Net income (loss)	$(8,445)	$3,799	$17,345

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	Comprehensive Income	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Notes Receivable from Officers	Total Stockholders’ Equity
Balance, December 28, 2001		$140,110	$83,858	$(18,592)	$—	$205,376
Comprehensive income–
Net income	$17,345	—	17,345	—	—	17,345
Foreign currency translation adjustments, net of tax	51,877	—	—	51,877	—	51,877
Unrealized gains on derivatives, net of tax	(16,138)	—	—	(16,138)	—	(16,138)
Adjustment to minimum pension liability, net of tax	(15,885)	—	—	(15,885)	—	(15,885)

Total comprehensive income	$37,199

Capital contributions		25,000	—	—	—	25,000
Contributions of notes receivable from Holdco		8,673	—	—	—	8,673
Dividends declared		—	(12,751)	—	—	(12,751)
Fair value adjustment to class B common stock subject to put and call options		(47,943)	—	—	—	(47,943)
Contribution of notes receivable from officers		6,850	—	—	(6,850)	—
Forgiveness of portion of notes receivable from officers		—	—	—	3,357	3,357

Balance, January 3, 2003		$132,690	$88,452	$1,262	$(3,493)	$218,911

Comprehensive income–
Net income	$3,799	—	3,799	—	—	3,799
Foreign currency translation adjustments, net of tax	145,049	—	—	145,049	—	145,049
Unrealized gains on derivatives, net of tax	2,285	—	—	2,285	—	2,285
Adjustment to minimum pension liability, net of tax	(3,195)	—	—	(3,195)	—	(3,195)

Total comprehensive income	$147,938

Capital contributions		2,391	—	—	—	2,391
Dividends declared		—	(10,615)	—	—	(10,615)
Fair value adjustment to class B common stock subject to put and call options		(67,000)	—	—	—	(67,000)
Principal payments on notes receivable from officers		—	—	—	231	231
Forgiveness of portion of notes receivable from officers		—	—	—	1,575	1,575

Balance, January 2, 2004		$68,081	$81,636	$145,401	$(1,687)	$293,431

Comprehensive income–
Net income	$(8,445)	—	(8,445)	—	—	(8,445)
Foreign currency translation adjustments, net of tax	60,968	—	—	60,968	—	60,968
Unrealized gains on derivatives, net of tax	4,097	—	—	4,097	—	4,097
Adjustment to minimum pension liability, net of tax	(17,485)	—	—	(17,485)	—	(17,485)

Total comprehensive income	$39,135

Capital contributions		651	—	—	—	651
Dividends declared		—	(10,229)	—	—	(10,229)
Fair value adjustment to class B common stock subject to put and call options		(68,732)	(60,934)	—	—	(129,666)
Principal payments on notes receivable from officers		—	—	—	997	997
Forgiveness of portion of notes receivable from officers		—	—	—	349	349

Balance, December 31, 2004		$—	$2,028	$192,981	$(341)	$194,668

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Cash flows from operating activities:
Net (loss) income	$(8,445)	$3,799	$17,345
Adjustments to reconcile net (loss) income to net cash provided by operating activities–
Depreciation and amortization	157,469	124,073	86,319
Amortization of intangibles	36,800	35,390	23,029
Amortization of debt issuance costs	12,711	13,126	5,951
Interest accreted on notes payable	33,742	31,154	18,907
Interest accrued on long-term receivables- related parties	(3,399)	(4,365)	(1,417)
Deferred income taxes	(28,023)	(51,823)	(16,646)
Gain on disposal of discontinued operations	(966)	—	—
Gain from divestitures	(1,133)	(3,372)	(11,921)
(Gain) loss on property disposals	(936)	12,026	11,626
Other	4,601	685	(4,696)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable securitization	35,100	59,300	—
Accounts receivable	(19,748)	12,890	(34,247)
Inventories	(17,148)	24,101	(5,350)
Other current assets	(9,916)	(10,185)	(7,752)
Other assets	365	22,692	7,455
Accounts payable and accrued expenses	27,183	(18,877)	85,691
Other liabilities	(21,197)	25,063	56,725

Net cash provided by operating activities	197,060	275,677	231,019
Cash flows from investing activities:
Capital expenditures	(93,527)	(98,840)	(73,982)
Expenditures for capitalized computer software	(36,275)	(36,313)	(37,904)
Cash from property disposals	12,028	16,946	20,821
Acquisitions of businesses	(3,968)	(21,622)	(1,377,449)
Proceeds from divestitures	48,423	5,041	—

Net cash used in investing activities	(73,319)	(134,788)	(1,468,514)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	60,686	(53,273)	31,903
(Repayments of) proceeds from long-term borrowings	(153,841)	(140,639)	1,037,825
Net proceeds from issuance of class B common stock	—	—	352,059
Capital contributions	—	—	25,000
Payment of debt issuance costs	(1,337)	(1,818)	(68,875)
Dividends paid	(12,846)	(7,878)	(17,035)

Net cash (used in) provided by financing activities	(107,338)	(203,608)	1,360,877

Effect of exchange rate changes on cash and cash equivalents	(12,533)	27,989	(72,202)

Change in cash and cash equivalents	3,870	(34,730)	51,180
Beginning balance	24,543	59,273	8,093

Ending balance	$28,413	$24,543	$59,273

Supplemental cash flows information
Cash paid during the period:
Interest	$107,270	$103,833	$69,500
Income taxes	20,316	16,694	32,515
Noncash investing and financing activities
Fair value of senior discount notes issued to Unilever	$—	$—	$201,900
Note receivable contributed by Holdco	—	—	8,673

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

Year-End

Operations included 52 weeks in fiscal year 2004 and 2003, and 53 weeks in fiscal year 2002.

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

Under the sales agency agreement, JDI acts as Unilever’s exclusive sales agent for the sale of its consumer brand products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the acquisition. In exchange for JDI’s sales agency services, which include sales, promotion, collection and after-sales technical support and customer care, JDI is paid an agency fee. Sales agency fee income is recognized based on a percentage of the net proceeds of sales of Unilever consumer brand products. Expenses incurred pursuant to sales agency services are recorded as selling, general and administrative expenses.

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

Cost of Sales

Cost of sales includes material costs, packaging costs, production costs, distribution costs, including shipping and handling costs, and other factory overhead costs. In order to achieve alignment with its actual business management practices, beginning with fiscal year 2003, JDI reclassified distribution costs from selling, general and administrative expenses to cost of sales. Fiscal year 2002 distribution costs of $202,542 have been reclassified for consistency.

In order to achieve alignment with its functional cost structure, beginning with fiscal year 2004, JDI reclassified certain customer support costs. Prior year amounts have been reclassified for consistency. Related customer support costs of $9,938 were reclassified from selling, general and administrative expenses to cost of sales in fiscal year 2003 and $2,350 were reclassified from cost of sales to selling, general and administrative expenses in fiscal year 2002.

Selling, General and Administrative Expenses

Selling expenses include advertising and promotion costs, marketing research and sales overhead costs. General and administrative expenses include other administrative and other general overhead costs.

Advertising Costs

JDI expenses advertising costs as incurred. Total advertising expense was $2,062, $2,622 and $2,270 for the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, respectively.

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

Inventories

Inventories are carried at the lower of cost or market. As of December 31, 2004 and January 2, 2004, the cost of certain domestic inventories determined by the last-in, first-out (“LIFO”) method amounted to $57,671 and $27,482, respectively. This represented 19.9% and 10.2% of total inventories, respectively. For the balance of JDI’s inventories, cost is determined using the first-in, first-out (“FIFO”) method. If the FIFO method of accounting had been used for all inventories, they would have been $8,623 and $5,291 higher than reported at December 31, 2004 and January 2, 2004, respectively. The components of inventory are as follows:

	December 31, 2004	January 2, 2004
Raw materials and containers	$71,835	$64,322
Finished goods	209,917	199,075

Total inventories	$281,752	$263,397

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

Goodwill

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill is no longer amortized, but is reviewed for impairment on an annual basis and between annual tests in certain circumstances. JDI conducts its annual impairment test for goodwill at the beginning of the fourth quarter. JDI performed the required impairment test for fiscal 2004 and 2003 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other Intangibles

SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which primarily include customer lists, contractual arrangements, trademarks, patents and licenses, have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 1 to 37 years. Indefinite-lived intangible assets, which primarily includes trademarks, are evaluated annually for impairment and between annual tests in certain circumstances. JDI conducts its annual impairment test for indefinite-lived intangible assets at the beginning of the fourth quarter. JDI performed the required impairment test for fiscal 2004 and 2003 and found no impairment of indefinite-lived intangible assets. There can be no assurance that future indefinite-lived intangible asset impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

Property, plant and equipment and other long-term assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In fiscal year 2004 and 2003, impairment charges were not material to JDI’s consolidated financial position, results of operations or cash flows.

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

Foreign Currency Translations and Transactions

The functional currency of JDI’s foreign subsidiaries is generally the local currency. Accordingly, balance sheet accounts are translated using the exchange rates in effect at the respective balance sheet dates and income statement amounts are translated using the monthly weighted-average exchange rates for the periods presented. The aggregate effects of the resulting translation adjustments are included in accumulated other comprehensive income (loss) (see Note 24), except in the case of hyper-inflationary countries, which use the U.S. dollar as the functional currency, with the effects are recorded as a component of other (income) expense, net, and were $1,773, ($1,827) and ($1,385) for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

Gains and losses resulting from foreign currency transactions are recorded as a component of either cost of sales or other (income) expense, net. Total net transaction (gains) losses included in cost of sales were ($603), $446 and $298 for the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, respectively. Total net transaction (gains) losses included with other (income) expense, net were ($4,765), ($8,301) and ($11,742) for the fiscal years ended December 31, 2004, January 2, 2004, and January 3, 2003, respectively.

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

JDI has adopted those provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which require disclosure of the pro forma effect on net earnings as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded. The estimated fair value represents the present value of cash flow return on investment at the end of the exercise period (usually seven years after grant). JDI prorates proforma compensation equally over the vesting period (four years after grant).

The pro forma impact of compensation expense if JDI had used the fair-value method of accounting to measure compensation expense would have reduced net income by approximately $16,189, $7,857 and $2,990 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

Derivative Financial Instruments

JDI utilizes certain derivative financial instruments to enhance its ability to manage foreign currency exposures. Derivative financial instruments are entered into for periods consistent with the related underlying exposures and do not represent positions independent of those exposures. JDI does not enter into forward foreign currency exchange contracts for speculative purposes. The contracts are entered into with major financial institutions with no credit loss anticipated for the failure of counterparties to perform.

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the consolidated income statement or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in the consolidated income statement along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income, net of deferred taxes. Hedge ineffectiveness was insignificant for all periods reported. Changes in fair value of derivatives not qualifying as hedges are reported in the consolidated income statement.

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2004 presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123(R)”). SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 132(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The accounting provisions of SFAS No. 123(R) will be effective for the Company in the first quarter of fiscal year 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The Company will adopt the provisions of SFAS No. 123(R) using a modified prospective application. Under the modified prospective application, SFAS No. 123(R), which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123(R) will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our consolidated financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the impact this standard will have on our consolidated financial condition, results of operations or cash flows.

In May 2004, the FASB issued a FASB Staff Position (“FSP”) regarding SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) enacted in December 2003 and supersedes FSP No. 106-1, which was issued in January 2004. FSP No. 106-2 applies to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003; and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP No. 106-2 was effective for the Company in the third quarter of fiscal year 2004 and did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows. See Note 18 to our consolidated financial statements for further disclosure on the financial impact to the Company in adopting FSP 106-2.

In December 2003, the FASB issued SFAS No. 132 (revised 2004), “Employers’ Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106” (“SFAS No. 132(R)”). SFAS No. 132(R) requires additional disclosures in year-end reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. As permitted by the standard, the Company adopted SFAS No. 132(R) in the fourth quarter of fiscal year 2003 for all U.S. based plans and in fiscal year 2004 for all foreign plans. SFAS No. 132(R) also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. The Company has adopted the interim-period disclosure requirements of SFAS No. 132(R) for its U.S.-based defined benefit and non-pension postretirement plans effective January 3, 2004. Because SFAS No. 132(R) pertains only to disclosure provisions, the Company’s adoption of SFAS No. 132(R) did not have an impact on the Company’s consolidated financial condition, results of operations or cash flows. See Notes 17 and 18 to our consolidated financial statements for the disclosures required under this standard.

(3) Acquisitions

In fiscal year 2004, JDI acquired or purchased interest in business assets associated with its professional segment, from SCJ, a related party, in Colombia, Costa Rica, Egypt and Saudi Arabia, for an aggregate purchase price of $3,256 and two unrelated businesses as part of its polymer segment for $1,714. None of the transactions were considered material to the Company’s consolidated financial position, results of operations or cash flows.

In November 2003, JDI acquired 50.1% of the outstanding shares of Daisan Kogyo Co., Ltd. (“Daisan”), Japan’s leading provider of commercial cleaning products and services to the food and beverage industry, for $12,076. JDI previously held 49.9% of the outstanding shares and accounted for its holding in Daisan on an equity basis. The Company completed a valuation exercise during the quarter ending July 2, 2004 and assigned $1,443 and $2,507 of the purchase price to customer lists and intellectual property, respectively. As of December 31, 2004 and January 2, 2004, goodwill recorded with respect to the acquisition was $5,615 and $7,762, respectively.

In October 2003, JDI acquired certain net assets of Southwest Auto-Chlor System L.P., an Austin, Texas-based business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $13,577. In addition, the sellers entered into non-compete arrangements with the Company. The Company assigned $11,295 of the purchase price to customer lists and related contracts. The Company did not record goodwill as a result of the transaction.

In June and September 2002, in connection with the completion of the Company’s “spin-off” from SCJ referred to in Note 1 above, JDI acquired business assets in Kenya, the Netherlands, South Africa, Turkey and Venezuela for a combined purchase price of $4,022.

In May 2002, JDI acquired the DiverseyLever business from Unilever. See Note 4 below.

Each of the above acquisitions was accounted for under the purchase method of accounting. Operations from the acquisitions are included in the Company’s financial statements from the respective dates of acquisition.

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

During fiscal 2004, the Company finalized the process of settlement and conclusion on purchase price allocation and adjustment associated with the acquisition of the DiverseyLever business.

	January 2, 2004	Adjustments recorded in 2004		December 31, 2004
Cash purchase price	$1,025,440	$283	(a)	$1,025,723
Senior discount notes of Holdings	201,900	—		201,900
Equity in Holdings issued to Unilever	352,059	—		352,059
Transaction-related costs	41,727	(287	)(a)	41,440
Net debt adjustment payable in cash	15,320	—		15,320
Net debt adjustment to subscription price	11,750	—		11,750
Working capital adjustment payable in cash	33,568	—		33,568
Working capital adjustment to subscription price	(30,905)	—		(30,905)
Pension adjustment – EBITDA	(8,370)	(1,547	)(b)	(9,917)
Pension adjustment–fully funded	(114,507)	(564	)(a)	(115,071)
Tax indemnification adjustment	(5,808)	67	(a)	(5,741)

Total purchase price	1,522,174	(2,048)		1,520,126
Fair value of net tangible assets acquired	(406,147)	(2,864	)(c)	(409,011)

Excess purchase price	1,116,027	(4,912)		1,111,115
Allocation to intellectual property	(122,941)	—		(122,941)
Allocation to other identified intangible assets	(235,394)	—		(235,394)

Goodwill	$757,692	$(4,912)		$752,780

(a)	JDI and Unilever agreed and finalized certain adjustments to purchase price. In addition, the Company finalized certain adjustments previously recorded at estimated amounts. Further adjustments are not expected.
(b)	JDI and Unilever reached settlement on the pension adjustment – EBITDA resulting in a $1,547 decrease in purchase price and acquisition goodwill from the estimate at January 2, 2004. In conjunction with the settlement, the Company received $1,031 from Unilever and the remaining balance of $516 was included in the long-term receivables from Unilever (see Note 23). Further adjustments are not expected.
(c)	JDI recorded adjustments to increase the fair value of net assets acquired by $2,864, which includes the reversal of $4,337 of restructuring reserves previously established in purchase accounting (see Note 14) net of associated deferred taxes of $1,459, and results in a decrease in acquisition goodwill of $2,878. Further adjustments are not expected.

Pro Forma Results (Unaudited)

The following reflects the unaudited pro forma results for the Company’s fiscal year ended January 3, 2003 giving effect to the acquisition of the DiverseyLever business and the related financings as if they had occurred at the beginning of the year.

Net revenues	$2,610,432
Net loss	9,248

(5) Divestitures

In May 2002, JDI disposed of a non-strategic dishwash detergent product line for $10,444. JDI recorded a net gain of $9,566 as a result of this transaction. Annualized revenues for the product line approximated $6,900 for the twelve months ended December 28, 2001. The disposed business was part of larger cash-flow generating group and was therefore not reported as discontinued operations. Gains or losses associated with this and other divestitures are included as a component of selling, general and administrative expenses in the consolidated statement of income.

(6) Divestiture of the Whitmire Micro-Gen Business

As previously reported, JDI had determined that Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”), a wholly-owned subsidiary that manufactured and supplied insecticides and equipment to the professional pest management industry in the U.S., was no longer part of the overall corporate strategic focus and therefore had been seeking a buyer.

On June 10, 2004, JDI completed the sale of Whitmire to Sorex Holdings, Ltd. (“Sorex”), a leading European pest-control manufacturer headquartered in the United Kingdom, for $46,000 in cash and the assumption of certain liabilities. The purchase price was subject to a working capital adjustment, which was agreed and settled in September 2004, resulting in Sorex paying $751 to the Company. The purchase agreement also provides for additional earnout provisions based on future Whitmire net sales. As of the divestiture date, Whitmire net assets were as follows:

Assets
Current assets:
Accounts receivable, net	$6,617
Inventories	8,947
Other current assets	463

Total current assets	16,027
Property, plant and equipment	2,692
Other intangibles, net	32,060
Other assets	850

Total assets	$51,629

Liabilities
Current liabilities:
Accounts payable	$2,593
Other liabilities	3,522

Total current liabilities	6,115
Other liabilities	624

Total liabilities	$6,739

Net assets divested	$44,890

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

Income from discontinued operations for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003 is comprised of the following:

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Income from operations before taxes	$1,330	$6,135	$7,523
Gain on sale	966	—	—

Income from discontinued operations	$2,296	$6,135	$7,523

Net sales from discontinued operations for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003 are as follows:

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Net sales	$18,688	$44,802	$48,463

(7) Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the total accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.”

In August 2003, the Receivables Facility was amended to include certain additional U.S. subsidiaries, expand the total potential for securitization of trade receivables to $75,000 from the previous limit of $55,000, and change the facility term to 354 days from the date of closing, renewable without fee.

In October 2003, the Receivables Facility was again amended to include certain United Kingdom subsidiaries and further expand the total potential for securitization of trade receivables to $100,000 (the “October 2003 amendment”). Prior to the October 2003 amendment the beneficial interest of accounts receivable sold under the Receivables Facility was excluded from accounts receivable in the Company’s consolidated balance sheets in accordance with SFAS No. 140. As a result of the terms of the October 2003 amendment, the limitations in the articles of incorporation of JWPRC and the requirements for sale defined in SFAS No. 140, the Company was no longer able to exclude the $95,200 accounts receivable sold under the Receivables Facility from its consolidated balance sheets as of January 2, 2004.

In January 2004, the Receivables Facility was amended and restated to include JDI’s Italian subsidiary and further expand the total potential for securitization of trade receivables to $150,000.

In March 2004, JDI modified the articles of incorporation of JWPRC and obtained necessary legal opinions in order for the amended Receivables Facility to be in compliance with the provisions of SFAS No. 140. As such, since the end of the first quarter of fiscal year 2002, the Company has excluded accounts receivable sold under the Receivables Facility from the consolidated balance sheet.

As of December 31, 2004, the Conduit held $130,300 of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet. As of January 2, 2004, the Company included $95,200 of accounts receivable held by the Conduit in its consolidated balance sheet for the reasons noted above.

As of December 31, 2004, JDI had a retained interest of $135,304 in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

Proceeds from the sales of receivables were used to pay down existing debt facilities. Costs associated with the sale of beneficial interests in the receivables vary on a monthly basis and are generally related to the commercial paper rate and administrative fees associated with the overall program facility. Such costs were $3,228, $1,149 and $1,061 for the years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively, and are included in interest expense, net in the consolidated statements of income.

(8) Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	December 31, 2004	January 2, 2004
Land and improvements	$76,159	$75,051
Buildings and leasehold improvements	216,647	210,600
Equipment	683,943	606,662
Capital leases	20,652	22,735
Construction in progress	27,506	26,163

	1,024,907	941,211
Less–Accumulated depreciation	(457,946)	(345,728)

Property, plant and equipment, net	$566,961	$595,483

Effective January 3, 2004, the Company changed its accounting estimates relating to depreciation. The estimated useful lives for dishwashing machines were changed to seven years from a range of five to 14 years to provide consistency in accounting treatment following the integration of acquisitions into a combined business unit. As a result of this change in accounting estimate, cost of sales was increased by $12,784 for the fiscal year ended December 31, 2004.

(9) Capitalized Software

Capitalized software, net, consisted of the following:

	December 31, 2004	January 2, 2004
Capitalized software	$176,681	$138,365
Less–Accumulated amortization	(64,452)	(30,418)

	$112,229	$107,947

Amortization expense related to capitalized software was $33,596, $20,509 and $9,253 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3,2003, respectively.

During the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, JDI capitalized $419, $1,589 and $3,311, respectively, of interest in connection with its ongoing software projects. Periodically, JDI assesses potential impairment of capitalized software balances. JDI recorded impairment charges of $240, $2,336 and $10,114 for the fiscal years ended December 31, 2004, January 2, 2004 and Janyary 3, 2003, respectively. All charges were included in selling, general and administrative expenses in the consolidated income statement and were related to the integration of computer systems in connection with the acquisition of the DiverseyLever business.

(10) Goodwill

Changes in the balance of the goodwill account were as follows:

	Fiscal Year Ended
	December 31, 2004	January 2, 2004
Balance at beginning of year	$1,237,671	$1,145,941
Acquisitions	1,595	7,889
Divestitures	(32,812)	(1,179)
Post-acquisition adjustments	(7,196)	(50,002)
Impact of foreign currency fluctuations	68,092	135,022

Balance at end of year	$1,267,350	$1,237,671

(11) Other Intangibles

Other intangibles consisted of the following:

	Weighted-Average Useful Lives	December 31, 2004	January 2, 2004
Definite-lived intangible assets:
Trademarks, patents and licenses	11 years	$54,239	$47,268
Customer lists, contracts and other intangibles	12 years	310,048	294,569
Indefinite-lived intangible assets:
Trademarks, patents and licenses	—	142,766	136,469
Customer lists, contracts and other intangibles	—	5,810	4,044

		512,863	482,350
Less–Accumulated amortization		(104,430)	(63,728)

Other intangibles, net		$408,433	$418,622

Amortization expense for other intangibles was $36,800, $35,390 and $23,029 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

The aggregate amounts of anticipated amortization of intangible assets for each of the next five fiscal years and thereafter are as follows:

Year
2005	$33,968
2006	33,606
2007	30,903
2008	29,321
2009	26,371
Thereafter	105,688

$259,857

(12) Indebtedness and Credit Arrangements

The following represents indebtedness and credit arrangements of the Company and its wholly owned subsidiary, JDI, at December 31, 2004:

	December 31, 2004	January 2, 2004
Short-term borrowings:
Lines of credit	$53,404	$15,003
Revolving credit facilities	39,300	14,025
Receivables securitization facility	—	95,200

	$92,704	$124,228

Long-term borrowings:
JohnsonDiversey, Inc.:
Term loan A	$—	$92,973
Term loan B	641,145	672,129
Term loan C	4,130	17,967
Other	2,230	—
Senior subordinated notes	604,954	583,365
JohnsonDiversey Holdings, Inc.:
Senior Discount Notes	281,430	247,673

	1,533,889	1,614,107
Less: Current portion	8,286	27,812

	$1,525,603	$1,586,295

In connection with the acquisition of DiverseyLever, JDI entered into senior secured credit facilities consisting of three term loan facilities and dollar/euro- and dollar/yen-based revolving credit facilities. The term loan facilities consisted of: a tranche A term loan, bearing interest at floating rates based on LIBOR, plus 325 basis points (4.40% at January 2, 2004), that was fully repaid during 2004; a tranche B term loan, maturing in November 2009 and bearing interest at floating rates based on LIBOR plus 225 basis points at December 31, 2004 (4.43%) and 275 basis points at January 2, 2004 (3.91%) and EURIBOR plus 325 basis points (5.40% at December 31, 2004 and January 2, 2004), with scheduled principal reductions semiannually; and a tranche C term loan, maturing in May 2008 and bearing interest at floating rates based on Canadian dollar LIBOR plus 275 basis points (5.31% at December 31, 2004 and 5.49% at January 2, 2004), with scheduled principal reductions semiannually.

JDI’s dollar/euro- and yen-based revolving credit facilities are structured as follows: the aggregate principal amount of the dollar/euro revolving credit facility is $210,000, of which $170,700 is available to be borrowed at December 31, 2004; and the aggregate principal amount of the yen revolving credit facility is ¥11,525,300 ($112,315), of which the full amount is available to be borrowed at December 31, 2004. At December 31, 2004, borrowings were $39,300 under the dollar/euro facilities. The revolving facilities bear interest at floating rates based on Prime or LIBOR, plus a variable, leverage ratio-based spread of 225-325 basis points, which as of December 31, 2004 and January 2, 2004 was 7.50% and 2.83%, respectively.

In May 2002, JDI issued $300,000 and €225,000 of 9.625% senior subordinated notes due 2012 to finance a portion of the cash purchase price of the DiverseyLever business. In January 2003, the JDI Series A senior subordinated notes were converted to JDI Series B senior subordinated notes (the “Senior Subordinated Notes”) with the same interest rates and due dates under an exchange offer filed with the SEC.

As of October 2003, the accounting treatment for JDI’s receivables securitization facility (see Note 7) required that $95,200 accounts receivable sold to the Conduit be included in accounts receivable, with offset to short term borrowings, on the Company’s consolidated balance sheet.

In March 2004, JDI modified the articles of incorporation of JWPR Corporation and obtained necessary legal opinions in order for the Receivables Facility to be in compliance with the provisions of SFAS No. 140. As such, the Company has excluded accounts receivables sold under the Receivables Facility from the consolidated balance sheet at December 31, 2004.

Scheduled Maturities of Long-term Borrowings

Aggregate scheduled maturities of long-term borrowings in each of the next five fiscal years and thereafter are as follows:

Year
2005	8,286
2006	8,309
2007	8,471
2008	148,978
2009	473,461
Thereafter	886,384

$1,533,889

Financial Covenants

Under the terms of JDI’s senior secured credit facilities, JDI is subject to specified financial covenants. The most restrictive covenants under the senior secured credit facilities require JDI to meet the following targets and ratios:

Maximum Leverage Ratio. JDI is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the JDI senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of: (i) JDI’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under JDI’s receivables securitization facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using the average exchange rate for the relevant prior two fiscal quarters to (ii) JDI’s consolidated EBITDA for the same financial covenant period. EBITDA is generally defined in the JDI senior secured credit facilities as earnings before interest, taxes, depreciation and amortization, plus the addback of specified expenses. The JDI senior secured credit facilities require that JDI’s maximum leverage ratio not exceed a continuously declining range from 3.75 to 1 for the financial covenant period ending nearest December 31, 2004, to 3.0 to 1 for the financial covenant periods ending nearest March 31, 2006.

Minimum Interest Coverage Ratio. JDI is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the JDI senior secured credit facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of: (i) JDI’s consolidated EBITDA for a financial covenant period to (ii) the Company’s cash interest expense for that same financial period. The senior secured credit facilities require that JDI’s minimum interest coverage ratio not exceed a continuously increasing range from 3.25 to 1 for the financial covenant period ending nearest December 31, 2004, to 4.0 to 1 for the financial covenant periods ending nearest December 31, 2005.

Capital Expenditures. The JDI senior secured credit facilities prohibit JDI from making capital expenditures during any year in an amount in excess of $122,600 in 2004 to $113,200 in 2007, although JDI can exceed the limitation in any year by the amount, if any, by which the limitation for the previous year exceeded actual capital expenditures made in that previous year.

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

As of December 31, 2004, JDI was in compliance with all covenants under the senior secured credit facilities.

Indentures for the Notes

The indentures for the JDI senior subordinated notes of the Company restrict JDI’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness; pay dividends on, redeem or repurchase capital stock; issue or allow any person to own preferred stock of restricted subsidiaries; in the case of non-guarantor subsidiaries, guarantee indebtedness without also guaranteeing the notes; in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the Company; make investments; incur or permit to exist liens; enter into transactions with affiliates; merge, consolidate or amalgamate with another company; and transfer or sell assets.

As of December 31, 2004, JDI was in compliance with all covenants under the indentures for the senior subordinated notes.

Cross Defaults

JDI’s failure to comply with the covenants in its senior secured credit facilities or its indentures for the JDI senior subordinated notes or JDI’s inability to comply with financial ratio tests or other restrictions could result in an event of default under the indentures for the JDI senior subordinated notes or the JDI senior secured credit facilities. Additionally, a payment default or default that results in the acceleration of indebtedness aggregating $25,000 or more, including, without limitation, indebtedness under the JDI senior secured credit facilities, the indentures for the JDI senior subordinated notes and indebtedness under JDI’s receivables securitization facility and foreign lines of credit, is also an event of default under the JDI senior secured credit facilities, the indentures for the senior subordinated notes and the indenture for the Company’s senior discount notes. Further, specified defaults under JDI credit facilities and the indentures for the JDI senior subordinated notes constitute defaults under JDI’s receivables securitization facility, some of JDI’s foreign lines of credit and JDI’s license agreements with SCJ. A default, if not cured or waived, may permit acceleration of JDI’s indebtedness or result in a termination of its license agreements.

Senior Discount Notes of Holdings

In connection with the acquisition of DiverseyLever, the Company issued senior discount notes to Unilever with a principal amount of $240,790. The senior discount notes mature on May 15, 2013. The notes were recorded at a fair value of $201,900 and accrete at a rate of 10.67% per annum, compounded semi-annually on May 15 and November 15 through May 14, 2007. Beginning May 15, 2007, the Company is to pay interest semi-annually in arrears with the first payment due November 15, 2007. The Company has the option, at various dates, to redeem portions of the notes prior to maturity. The Company may be required to make an offer on all or part of the notes, at the discretion of the holder, if certain conditions are met, including change in control of the Company and certain asset sales. The notes are not guaranteed by JDI or any of its subsidiaries.

Interest Rate Swaps

In connection with term loan B, JDI is party to seven interest rate swaps, as described in Note 13.

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

(13) Financial Instruments

JDI sells its products in more than 140 countries and approximately 68% of JDI’s revenues are generated outside the U.S. JDI’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

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

At December 31, 2004 and January 2, 2004, JDI held foreign currency forward contracts with notional amounts of $370,043 and $216,644, respectively, for the purpose of hedging foreign currency denominated receivables and payables. Because the terms of such contracts are primarily less than three months, JDI has not elected hedge accounting treatment for these contracts. JDI records the changes in the fair value of these contracts within other (income) expense, net, in the consolidated statement of earnings. Total net unrealized (gains) losses recognized on foreign currency forward contracts were $2,432, $1,212 and $(949) for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

As of December 31, 2004 and January 2, 2004, JDI was not party to any forward exchange contracts for the purpose of hedging future cash flows.

JDI is also party to seven interest rate swaps entered into in May 2002. The latest expiration date is May 2007. These swaps were purchased to hedge JDI’s floating interest rate exposure on term loan B (see Note 12) with a final maturity of November 2009. Under the terms of these swaps, JDI pays a fixed rate of 4.8% and receives three-month LIBOR on the notional amount of U.S. dollar swaps and three-month EURIBOR on the notional amount of Euro swaps for the life of the swaps. Unrealized gains and losses on these interest rate swaps are recognized in other comprehensive income, net of tax. The net unrealized loss included in other comprehensive income was $11,131 and $15,228 for the years ended December 31, 2004 and January 2, 2004, respectively. There was no ineffectiveness related to the interest rate swap agreements for the years ended of December 31, 2004 and January 2, 2004.

Total realized (gains) losses on derivative instruments, which were recorded in other (income) expense, net, in the consolidated statement of income, were $3,950, $1,777 and $(4,849) for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003.

(14) Restructuring Liabilities

During fiscal years 2002 and 2003, in connection with the acquisition of the DiverseyLever business, JDI recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). JDI’s exit plans provide for the planned termination of 1,299 employees, of which 1,225 and 998 were actually terminated as of December 31, 2004 and January 2, 2004, respectively.

Additionally, JDI developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business (“restructuring plans”), primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal years 2004 and 2003, in connection with these restructuring plans, JDI recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. During the fiscal years ended December 31, 2004 and January 2, 2004, JDI recognized net liabilities of $20,404 and $14,411, respectively, for the involuntary termination of 316 and 121 additional pre-acquisition employees and $579 and $3,065, respectively, for additional other restructuring costs which were recorded as restructuring expenses in accordance with SFAS No. 146.

JDI’s restructuring plans provide for the planned termination of 677 pre-acquisition employees, of which 464 and 340 were actually terminated as of December 31, 2004 and January 2, 2004, respectively.

	Exit Plans			Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of January 3, 2003	51,963	6,079	58,042	5,724	5,092	10,816

Liability established in purchase accounting	18,224	3,534	21,758	—		—
Liability recorded as restructuring expense	—	—	—	14,411	3,065	17,476
Liability reclassifications[3]	(2,908)	2,908	—	(1,769)	1,769	—
Liability adjustments[2]	(7,952)	(3,327)	(11,279)	(906)	(3,651)	(4,557)
Cash paid[1]	(34,506)	(5,783)	(40,289)	(12,287)	(4,882)	(17,169)

Liability balances as of January 2, 2004	$24,821	$3,411	$28,232	$5,173	$1,393	$6,566

Liability recorded as restructuring expense	—	—	—	20,404	579	20,983
Liability reclassifications[3]	(182)	182	—	369	(369)	—
Liability adjustments[2]	(2,932)	(1,405)	(4,337)	(173)	(285)	(458)
Cash paid[1]	(20,511)	(1,894)	(22,405)	(18,576)	(997)	(19,573)

Liability balances as of December 31, 2004	$1,196	$294	$1,490	$7,197	$321	$7,518

[1]	Cash paid includes the effects of foreign exchange.
[2]	Liability adjustments include reductions to previously established plan obligations based on revisions to initial assumptions and removal of liabilities related to impaired long-lived assets in accordance with SFAS No. 144, which were charged to selling, general and administrative expenses in the consolidated statement of income. Accordingly, all charges related to the liability adjustments were recorded in the proper period.
[3]	Liability reclassifications include reclassification between previously determined employee-related and other plan liabilities based on clarification of original assumptions. All charges related to the liability reclassifications were recorded in the proper period.

(15) Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of income, include the following:

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Net gain on sale of product lines	$(1,133)	$(3,372)	$(11,921)
Net loss on partnership dissolution	—	1,410	—
Gain on acquisition-related forward contract [1]	—	—	(15,711)
Loss on devaluation of Argentine Peso	—	—	3,054
Foreign currency translation (gain) loss	1,773	(1,827)	(1,385)
Revaluation gains on unhedged positions and ineffective portion of hedge instruments	1,621	(5,309)	(1,829)
Non-recoverable sales tax assessment related to prior years	1,109	—	—
Compensation for partial termination of sales agency agreement [2]	(3,645)	(99)	(387)
Other, net	658	(624)	(491)

	$383	$(9,821)	$(28,670)

[1]	JDI purchased forward currency contracts to hedge JDI’s exposure to the Euro in connection with the DiverseyLever acquisition. A total of €340,000 notional amount forward currency contracts were purchased in February and March of 2002. JDI received proceeds of $15,711 upon settlement of the contracts from the date of inception to May 3, 2003, the date of the DiverseyLever acquisition, when the contracts were settled. Although JDI entered into the forward contract to hedge its foreign currency exposure, U.S. GAAP prohibits accounting for the gain on the forward contract as an adjustment to the purchase price. Accordingly, the Company recognized the proceeds as a nonoperating gain in the income statement.
[2]	The JDI and Unilever, under volume terms provided for by the sales agency agreement, terminated sales agency relationships in certain countries. The partial termination is not expected to have a significant impact on future sales agency fee income or our consolidated results of operations.

(16) Income Taxes

As a result of the separation from SCJ in 1999, the Company and its former parent, Holdco, entered into a tax sharing agreement to allocate responsibility for taxes between SCJ and the Company. In accordance with the terms of the agreement, the Company owed SCJ approximately $1,300, of which $650 was paid in October 2002, $300 was paid in October 2003, and $350 was satisfied by offsetting other Internal Revenue Service tax audit adjustments favorable to the Company.

The provision for income taxes for continuing operations was comprised of:

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Current:
Federal	$8,860	$11,527	$13,289
State	136	23	114
Foreign	22,588	18,864	8,852
Deferred taxes	(22,649)	(24,541)	(17,392)

	$8,935	$5,873	$4,863

A reconciliation of the difference between the statutory U.S. federal income tax to the Company’s income tax expense for continuing operations is as follows:

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Statutory U.S. federal income tax	$(632)	$1,238	$5,140
State income taxes, net of federal benefit	136	(538)	(170)
Effect of foreign operations	(1,202)	2,639	4,248
Increase (decrease) in valuation allowance	1,632	2,660	(3,099)
Foreign earnings deemed remitted	7,993	(745)	—
Other	1,008	619	(1,256)

Income tax expense	$8,935	$5,873	$4,863

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

The differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets include the following:

	December 31, 2004	January 2, 2004
Deferred tax assets:
Employee benefits	$98,462	$105,163
Inventories	6,525	5,119
Accrued expenses	40,535	46,934
Net operating loss carryforwards	175,324	118,678
Foreign tax credits	56,070	16,709
Other, net	—	11,568
Valuation allowance	(47,821)	(46,189)

	$329,095	$257,982

Deferred tax liabilities:
Tangible assets	$35,850	$24,460
Intangible assets	108,353	100,563
Senior discount notes	11,147	12,145
Foreign earnings deemed remitted	22,712	3,460
Other, net	10,505	—

	$188,567	$140,628

The Company has foreign net operating loss carryforwards totaling $391,998 that expire as follows: fiscal 2005 – $10,325; fiscal 2006 – $10,265; fiscal 2007 – $6,371; fiscal 2008 – $7,924; fiscal 2009 – 45,294; fiscal 2010 and beyond – $101,041; and no expiration – $210,778.

The Company also has foreign tax credit carryforwards totaling $33,907 that expire as follows: fiscal 2006 – $103; fiscal 2009 - $649; fiscal 2010 and beyond - $27,806; and no expiration - $5,349. The Company also has U.S. federal and state net operating loss carryforwards totaling $97,845 and $311,761, respectively. The federal carryforward expires as follows: 2022 - $22,678; 2023 - $25,492; 2024 - $49,675. The state net operating loss carryforwards expire in various amounts over one to twenty years. Valuation allowances of $47,821 and $46,189 as of December 31, 2004 and January 2, 2004, respectively, have been provided for deferred income tax benefits related to the foreign and state loss carryforwards, U.S. capital loss carryforwards, and foreign tax credits that may not be realized. The valuation allowance at December 31, 2004, includes $4,060 related to acquired foreign loss carryforwards. Any tax benefits subsequently recognized for the acquired foreign loss carryforwards will be allocated to reduce goodwill.

The valuation allowance at December 31, 2004 was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company’s U.S. business has incurred accounting losses in recent years. However, the Company concluded that an increase to the valuation allowance against its deferred tax asset for U.S. federal net operating loss and foreign tax credit carryforwards was not required during 2004 due to the consideration of available tax planning strategies.

Pretax income from foreign operations was $105,101 and $87,048, for the fiscal years ended December 31, 2004 and January 2, 2004, respectively. Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. As of December 31, 2004, federal and state taxes have not been provided for the repatriation of unremitted earnings of certain foreign subsidiaries, which are considered to be permanently invested. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (Jobs Creation Act). The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85-percent dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Jobs Creation Act. Based on analysis to date, the range of possible amounts being considered and the related range of tax effects cannot be reasonably estimated. The Company expects to finalize its assessment during the second or third quarter of 2005, at which time any impact will be recognized.

On June 10, 2004, the Company completed the sale of stock of Whitmire Micro-Gen Research Laboratories, Inc. The sale of stock resulted in a capital loss of $7,692 for tax purposes. The capital loss can be carried forward for five years and the Company has booked a full valuation allowance on this capital loss.

(17) Defined-Benefit Plans

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

Employees around the world participate in various local pension and other defined-benefit plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation, either earned throughout that service or during the final years of employment. Some smaller plans also provide long-service payments. Under the constitutions of Unilever’s plans, JDI’s plans will receive transfer payments based on an equitable distribution of funds in respect of transferring employees. Any shortfall in those payments relative to the transferring liability, measured using U.S. GAAP at the time of the agreement, will be settled by a cash payment from Unilever to JDI. JDI received $2,723 and $23,184 from Unilever in settlement of the agreement during the fiscal years ended December 31, 2004 and January 2, 2004, respectively.

Global Defined Benefit Pension Plans

The following table provides a summary of the changes in JDI’s plans’ benefit obligations, assets and funded status during fiscal years 2004 and 2003, and the amounts recognized in the consolidated balance sheets, in respect of those countries (“disclosed countries”) where the pension liabilities exceeded a certain threshold (approximately $5,000).

	Fiscal Year Ended
	December 31, 2004			January 2, 2004
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Change in benefit obligations:
Benefit obligation at beginning of period	$185,922	$82,801	$310,146	$156,744	$79,754	$309,924
Purchase accounting adjustment	—	—	—	890	206	(75,540)
Measurement date adjustment	131	—	—	—	—	—
Service cost	9,267	1,722	20,557	6,389	2,717	17,540
Interest cost	11,949	1,627	16,675	11,419	2,024	11,944
Plan participant contributions	336	—	6,466	352	—	1,763
Actuarial loss or (gain)	23,668	846	(1,570)	12,983	(4,322)	3,596
Benefits paid	(11,524)	(4,787)	(11,416)	(7,975)	(5,709)	(6,856)
Gain due to exchange rate movements	2,331	3,456	30,535	5,775	9,240	44,180
Plan amendments	52	—	(364)	(655)	208	—
Acquisitions	—	—	43,375	—	2,260	1,491
Curtailments, settlements and special termination benefits	—	—	3,398	—	(3,577)	2,104

Benefit obligation at end of period	$222,132	$85,665	$417,802	$185,922	$82,801	$310,146

Change in plan assets:
Fair value of plan assets at beginning of period	$138,734	$37,854	$154,553	$105,226	$33,389	$150,016
Purchase accounting adjustment	—	—	—	1,320	—	(47,978)
Measurement date adjustment	(1,084)	—	—	—	—	—
Actual return on plan assets	12,470	3	9,826	16,934	(125)	9,355
Employer contribution	17,814	4,181	50,132	19,330	3,758	28,520
Plan participant contributions	336	—	6,466	352	—	1,763
Benefits paid	(11,524)	(4,611)	(9,612)	(7,975)	(4,583)	(6,856)
Gain due to exchange rate movements	1,819	1,572	18,916	3,547	4,114	19,733
Acquisitions	—	—	28,308	—	1,415	—
Settlements	—	—	348	—	(114)	—

Fair value of plan assets at end of period	$158,565	$38,999	$258,937	$138,734	$37,854	$154,553

Net amount recognized:
Funded status	$(63,567)	$(46,667)	$(158,865)	$(47,189)	$(44,948)	$(155,592)
Employer contributions between measurement date and year-end	14	—	—	—	—	—
Unrecognized net actuarial loss	76,067	35,665	54,180	53,708	36,313	43,387
Unrecognized prior service cost	(282)	(138)	(4,735)	(369)	(341)	—
Unrecognized transition obligation	—	961	—	—	1,181	—

Net amount recognized	$12,232	$(10,179)	$(109,420)	$6,150	$(7,795)	$(112,205)

Net amount recognized in consolidated balance sheets consists of:
Prepaid benefit cost	$16,257	$2,096	$2,442	$12,023	$—	$1,504
(Accrued) benefit liability	(4,025)	(12,275)	(111,862)	(5,873)	(7,795)	(113,709)
Additional minimum liability	(64,292)	(36,214)	(8,181)	(45,514)	(37,167)	(283)
Intangible assets	231	1,002	1,278	246	840	—
Accumulated other comprehensive income	64,061	35,212	6,903	45,268	36,327	283

Net amount recognized	$12,232	$(10,179)	$(109,420)	$6,150	$(7,795)	$(112,205)

Pension plans with accumulated benefit obligations in excess of plan assets at year end were as follows:

	December 31, 2004			January 2, 2004
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$181,490	$85,666	$331,481	$152,350	$82,801	$240,973
Accumulated benefit obligation	179,940	85,069	281,960	151,664	79,595	181,160
Fair value of plan assets	125,093	38,999	186,420	109,932	37,854	105,058

Actuarial calculations were computed using the following weighted-average rates:

	December 31, 2004			January 2, 2004
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Weighted-average discount rate	5.79%	2.00%	4.48%	6.25%	2.00%	4.81%
Weighted-average rate of increase in future compensation levels	4.42%	4.00%	2.71%	3.57%	4.00%	3.01%
Weighted-average expected long-term rate of return on plan assets	8.75%	2.00%	6.42%	8.83%	0.00%	6.51%

The components of net periodic benefit cost for the fiscal years ended December 31, 2004, January 2, 2004 and January 3. 2003, respectively, were as follows:

	Fiscal Year Ended
	December 31, 2004			January 2, 2004			January 3, 2003
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Service cost	$9,267	$1,722	$20,557	$6,389	$2,717	$17,540	$5,132	$2,193	$10,282
Interest cost	11,949	1,627	16,675	11,419	2,024	11,943	9,347	2,034	9,231
Expected return on plan assets	(12,168)	—	(12,688)	(10,139)	—	(7,521)	(8,769)	(83)	(7,040)
Amortization of net loss	2,524	2,908	718	2,331	2,541	1,514	1,459	2,111	—
Amortization of transition obligation	—	256	—	—	240	—	1	224	—
Amortization of prior service cost	(35)	(207)	(236)	28	(47)	—	33	(44)	—
Effect of curtailments and settlements	—	—	—	—	1,015	—	—	—	—
Other	—	—	—

Net periodic pension cost	$11,537	$6,306	$25,026	$10,028	$8,490	$23,476	$7,203	$6,435	$12,473

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

	Fiscal Year Ended
	December 31, 2004
	North America Plans	Japan Plans	Rest of World Plans
Expected Benefit Disbursements
2005	7,887	3,896	8,390
2006	8,116	3,793	9,409
2007	9,181	3,823	10,644
2008	10,979	4,319	12,668
2009	12,636	3,983	14,427
Next five years thereafter	85,093	21,834	98,621

JDI also has an unfunded supplemental separation pay plan. This plan provides retirement benefits for employees formerly with SCJ who were hired before 1995. The projected benefit obligation was $7,612 and $7,131 as of December 31, 2004 and January 2, 2004, respectively, and is included in pension and other liabilities on the consolidated balance sheet. The accumulated benefit obligation was $5,364 and $4,858 as of December 31, 2004 and January 2, 2004, respectively.

Defined Benefit Pension Plans

JDI uses a measurement date of October 31 for its U.S. based pension plans, and December 31 for its non-U.S. based pension plans.

The following represents the weighted-average asset allocation by asset category for the Company’s North America, Japan and Rest of World defined benefit pension plans on December 31, 2004:

	North America Plans		Japan Plans [1]		Rest of World Plans [2]
Asset Class	Allocation	Target	Allocation	Target	Allocation	Target
Non-U.S. Equities	14%	14%	0%	0%	23%	32%
U.S. Equities	40%	39%	0%	0%	9%	12%
Non-U.S. Fixed Income	7%	7%	2%	2%	33%	36%
U.S. Fixed Income	32%	33%	2%	2%	1%	4%
Non-U.S. Real Estate	0%	0%	0%	0%	6%	11%
U.S. Real Estate	3%	3%	0%	0%	0%	0%
Cash and Cash Equivalents	4%	4%	96%	96%	27%	4%

[1]	An asset allocation study will be completed in fiscal year 2005 for Japan pension plans to determine the need for a redistribution of plan assets.
[2]	Cash exceeded the target due to a reallocation of assets in the Switzerland pension plan.

Employer Contributions

JDI expects to contribute approximately $21,860, $4,596 and $20,073, respectively, to its North America, Japan and Rest of World defined benefit pension plans during fiscal year 2005.

Investment Policies & Strategies

A diversified strategic asset allocation that efficiently and prudently generates investment returns that will meet the objectives of the trust is developed using an asset / liability study for each trust. These studies incorporate specific plan objectives as well as long-term capital market returns and volatilities. Managers are selected to manage assets in given asset class based on their ability to provide returns at or above a passive investment in their asset class. These managers are evaluated annually on their risk adjusted returns. The actual asset allocations are monitored and adjusted toward the strategic target when appropriate. Investment guidelines have been developed and provided to the managers.

A number of philosophical beliefs are inherent in the allocation of assets. Over the long term, equities are expected to outperform fixed income investments. The long-term nature of the trust makes it well suited to bear the added volatility from equities in exchange for the greater long-term expected return. Accordingly, the trusts’ asset allocation usually favors a higher allocation to equities versus fixed income unless circumstances warrant otherwise.

Non-U.S equities serve to diversify some of the volatility of the U. S. equity market while providing comparable long-term returns. Additionally, non-U.S. equities expand the investment opportunities of the funds. In some countries, governmental or regulatory restrictions require that a certain percentage be invested in the home country’s capital markets.

Alternative asset classes, such as private equity and real estate may be utilized for additional diversification and return potential where appropriate. Allocation to real estate tends to be higher in Europe than the rest of the world.

Fixed income managers will be afforded the opportunity to invest in essentially all sectors of the fixed income market albeit restricted in some instances by investment guidelines to limit exposure to the more volatile security sectors.

Long-Term Rate of Return Assumptions

The expected long-term rate of return assumptions were chosen from the range of likely results of compound average annual returns over a long-term time horizon. Historical returns and volatilities are modeled to determine the final asset allocations that best meet the objectives of asset/liability studies. These asset allocations, when viewed over a long-term historical view of the capital markets, yield an expected return on assets as follows:

North America	Expected Return
Canada	7.50%
United States	9.00%

Japan
Japan	2.00%

Rest of World
Belgium	7.25%
Denmark	6.75%
France	5.25%
Germany	5.50%
Netherlands	6.75%
Switzerland	5.75%
United Kingdom	7.50%

(18) Other Post-Employment Benefits

In addition to providing pension benefits, JDI provides for a portion of healthcare, dental, vision and life insurance benefits for certain retired employees. Covered employees retiring from JDI on or after attaining age 50 who have rendered at least ten years of service to JDI are entitled to post-retirement healthcare, dental and life insurance benefits. These benefits are subject to deductibles, co-payment provisions and other limitations. Contributions made by JDI are equivalent to benefits paid. JDI may change or terminate the benefits at any time. JDI has elected to amortize the transition obligation over a 20-year period. In connection with the change in the JDI’s fiscal year end to the Friday nearest December 31, JDI changed the measurement date of the post-retirement plan in fiscal year 2003 and adjusted the post-retirement expense respectively for the balance of the fiscal year. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows:

	Fiscal Year Ended
	December 31, 2004	January 2, 2004
Change in benefit obligations:
Benefit obligation at beginning of period	$76,687	$64,814
Purchase accounting adjustment	—	1,549
Measurement date adjustment	470	—
Service cost	3,065	2,966
Interest cost	4,741	4,910
Actuarial loss	2,495	9,064
Benefits paid	(3,641)	(4,639)
Loss due to exchange rate movements	649	1,047
Plan amendments	124	(3,360)
Acquisitions	—	336

Benefit obligation at end of period	$84,590	$76,687

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	3,641	4,639
Plan participants contribution	736	135
Benefits paid	(4,377)	(4,774)

Fair value of plan assets at end of period	$—	$—

Net amount recognized:
Funded status	$(84,590)	$(76,687)
Employer contributions between measurement date and year-end	547	151
Unrecognized transition obligation	2,294	2,581
Unrecognized net actuarial loss	20,696	18,208
Unrecognized prior service cost	629	553

Accrued benefit costs	$(60,424)	$(55,194)

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 5.70% and 6.19% at December 31, 2004 and January 2, 2004, respectively. The components of net periodic benefit cost for the fiscal years ended December 31, 2004, January 2, 2004 and January 3,2003, respectively, were as follows:

	Fiscal Year Ended
	December 31, 2004	January 2, 2004	January 3, 2003
Service cost	$3,065	$2,966	$2,183
Interest cost	4,741	4,910	3,992
Amortization of net loss	531	332	380
Amortization of transition obligation	287	722	722
Amortization of prior service cost	48	—	—

Net periodic benefit cost	$8,672	$8,930	$7,277

For the fiscal year ended December 31, 2004, healthcare cost trend rates were assumed to be in a range of 3% to 4% for international plans and a range of 10% downgrading to 5% by 2010 for domestic plans. For the fiscal year ended January 2, 2004, healthcare cost trend rates were assumed to be in a range of 2% to 3% for international plans and a range of 7% to 9% downgrading to 5% by 2008 for domestic plans. The assumed healthcare cost trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the fiscal year ended December 31, 2004:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$1,218	$(1,016)
Effect on post-retirement benefit obligation	15,541	(12,204)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits for each of the next five years and succeeding five years are as follows:

Year
2005	$3,542
2006	3,849
2007	4,159
2008	4,470
2009	4,843
Next five years thereafter	29,342

The Company adopted FSP 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” during the quarter ending October 1, 2004. In accordance with the proposed guidance, the Company and its actuarial advisors determined that benefits provided to certain plan participants are expected to be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company was entitled to a subsidy. The expected subsidy reduced the accumulated postretirement benefit obligation at January 1, 2004 by $6,100, and net periodic benefit cost by $748 for the fiscal year ended December 31, 2004. The Company did not need to amend its postretirement health care plans to qualify for the federal subsidy.

(19) Other Employee Benefit Plans

JDI has a discretionary profit-sharing plan covering certain employees. Under the plan, JDI expensed $12,334, $16,656 and $19,411 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

The Company has various defined contribution benefit plans which cover certain employees. Participants can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 40l(k) tax-deferred option. The Company accrued $9,408 and $4,656 for matching contributions during the fiscal years ended December 31, 2004 and January 2, 2004, respectively. In addition, the Company contributed $1,266 to the DiverseyLever, Inc. Retirement Plan, a defined contribution plan for former DiverseyLever employees, for the fiscal year ended January 2, 2004. On December 31, 2003 the Retirement Plan was frozen. In February 2004, the Retirement Plan assets were merged into the JohnsonDiversey, Inc. Employee’s Deferred Profit Sharing and Savings Plan, and the DeverseyLever, Inc. Retirement Plan was terminated.

(20) Fair Value of Financial Instruments

The book values and estimated fair values of financial instruments are reflected below:

	December 31, 2004		January 2, 2004
	Book Value	Fair Value	Book Value	Fair Value
Short-term borrowings and current portion of long term debt	$100,990	$100,990	$152,040	$152,040
Long-term borrowings	1,525,603	1,605,907	1,586,295	1,653,583

The fair values of long-term borrowings were estimated using quoted market prices. Short-term borrowings, which are at current market rates, approximate fair value.

(21) Stock-Based Compensation

JDI has a Long-Term Incentive Plan (the “Plan”) that provides for the right to purchase stock of Holdco for certain senior management of JDI. Prior to July 1, 2001, the Plan provided for the award of one share of restricted stock and one stock option for every four shares purchased; participants could purchase these shares in exchange for a promissory note. Shares are acquired at a formula value, which is an estimation of fair value by JDI based on overall Holdco performance. All restricted shares vest over a two-to-four year period from the grant date. Stock options have an exercise term of ten years from the date of grant. Also, employees that remain with JDI for four years after spin-off are granted debt forgiveness of at least 50% of the purchase price of the stock. As of June 29, 2001, 18,222 shares of restricted stock and 1,302 options were issued under the Plan. Further, the board of directors approved discretionary stock options to certain employees under the Plan. As of June 29, 2001, total discretionary stock options issued under the plan were 29,295.

Subsequent to June 30, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options vest over four years and have an exercise period of seven years from the date of grant. Options issued under the modified plan were 108,637, 161,712 and none for the periods ended December 31, 2004, January 2, 2004, and January 3, 2003, respectively. Further, the board of directors approved discretionary stock options to certain employees under the modified plan. Discretionary stock options issued under the Plan were 16,075, 24,725 and none for the periods ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

JDI conducted an equity offering (“First Supplemental Sale”) of shares of Holdco stock to senior management and directors in November 2001. A total of 7,088 restricted shares of stock were granted in conjunction with the First Supplemental Sale at the rate of one restricted share for every two shares purchased. Participants could purchase these shares in exchange for a promissory note. The restricted shares issued were valued at the stockholder valuation date nearest the grant date and vest over four years.

JDI conducted an equity offering (“Second Supplemental Sale”) of shares of Holdco stock to senior management and directors in March 2003. Restricted shares of stock were granted in conjunction with the Second Supplemental Sale at the rate of three restricted shares for every five shares purchased. Restricted shares issued under the Second Supplemental Sale were 8,496 for the fiscal year ended January 2, 2004. No loans were offered in combination with the Second Supplemental Sale. The restricted shares issued were valued at the stockholder valuation date nearest the grant date and vest over two years.

Compensation expense recorded by the Company related to restricted stock and debt forgiveness was $1,941, $1,499 and $1,865 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

A summary of stock option activity and average exercise price is as follows:

	Number of Shares	Weighted -Average Exercise Price
Shares under option at December 28, 2001	126,556	$112.74
Options granted	—	—
Options lapsed or surrendered	—	—
Options exercised	(1,814)	83.52

Shares under option at January 3, 2003	124,742	113.17
Options granted	186,437	111.22
Options lapsed or surrendered	(4,748)	121.92
Options exercised	(2,326)	84.79

Shares under option at January 2, 2004	304,105	112.05
Options granted	124,712	136.61
Options lapsed or surrendered	(13,800)	118.61
Options exercised	(5,968)	107.13

Shares under option at December 31, 2004	409,049	$119.39

Information related to stock options outstanding and stock options exercisable as of December 31, 2004, is as follows:

Weighted-Average Price Range (1)	Number of Shares		Weighted-Average Remaining Contractual Life (in Years)
	Outstanding	Exercisable
$82.63	34,619	34,619	5
114.16	35,692	35,692	6
136.05	44,547	330	4
106.93	80,291	450	5
115.07	91,242	450	6
120.85	1,200	—	7
136.79	118,958	500	7
135.61	2,500	—	7

	409,049	72,041

(1)	Outstanding and exercisable.

Exercisable options held by employees at December 31, 2004 were 72,041. The weighted-average exercise price for options exercisable at December 31, 2004 was $99.23.

(22) Lease Commitments

JDI leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment under long-term, noncancelable operating leases. Certain of the leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. JDI’s assets and obligations under capital lease arrangements are not significant. At December 31, 2004, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, in each of the next five fiscal years and thereafter were as follows:

Year
2005	66,766
2006	56,825
2007	47,888
2008	14,549
2009	12,486
Thereafter	42,547

$241,061

Total rent expense under all leases was $79,868, $64,666 and $44,527 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

(23) Related-Party Transactions

JDI purchases certain raw materials and products from SCJ, which, like JDI, is majority-owned by the descendants of Samuel Curtis Johnson. Total inventory purchased from SCJ was $29,227, $26,981 and $31,340 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

SCJ also provides certain administrative, business support and general services, including shared facility services to JDI. In addition, JDI leases certain facilities from SCJ. Charges for these services and leases totaled $18,592, $33,398 and $35,523 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively. Of these amounts $0, $11,470 and $10,836 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively represent amounts paid to reimburse SCJ for payroll, benefit and other costs paid by SCJ on behalf of JDI.

JDI licenses the use of certain trade names, housemarks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled $4,473, $4,083 and $2,649 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

SCJ purchases certain raw materials and products from JDI. Total inventory purchased by SCJ from JDI was $22,777, $23,946 and $24,709 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

JDI has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. Service fees paid to the Johnson Financial Group totaled $167, $104 and $45, for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

JDI leases its North American headquarters building from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. JDI’s related operating lease costs were $812, $766 and $301 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

Several of JDI’s employees are indebted to JDI in connection with their purchases of shares of class C common stock of Holdco (see Note 25). These loans were outstanding in the amount of $341 and $1,687, net of the forgiven portion, as of December 31, 2004 and January 2, 2004, respectively.

On May 3, 2002, in connection with the acquisition of the DiverseyLever business from Unilever, JDI entered into a sales agency agreement, a transitional services agreement and a dispensed products license agreement with Unilever. The sales agency agreement terminates on May 2, 2007. Payments from Unilever under the sales agency agreement totaled $88,870, $86,808 and $54,286 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

Under the dispensed products license agreement, Unilever has granted JDI a license to use certain intellectual property relating to the products JDI sells for use in certain personal care product dispensing systems. The dispensed products license agreement expires on May 2, 2007, and automatically renews for successive one-year periods unless terminated by either party under certain circumstances. Payments to Unilever under the dispensed products license agreement totaled $756, $959 and $336 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

Under the transitional services agreement, Unilever provides JDI with a wide range of support services that are intended to ensure the smooth transition of the DiverseyLever business from Unilever to JDI. Unilever will provide most services for no more than 24 months. Under the transitional services agreement, Unilever provided most services until May 2, 2003. Accordingly, most of the services under the transitional services agreement have been terminated. Payments to Unilever under the transitional services agreement totaled $1,906, $9,548 and $12,219, for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

During the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003 JDI reimbursed Unilever $722, $5,028 and $2,842, respectively, for payroll and benefit-related costs paid by Unilever on behalf of JDI.

JDI purchases certain raw materials and products from Unilever, acts as a co-packer for Unilever and also sells certain finished goods to Unilever as a customer. Total purchases of inventory by JDI from Unilever were $55,446, $67,751 and $40,185 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively. Total sales of finished product by JDI to Unilever were $39,437, $43,565 and $16,915, for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively.

JDI recognized interest income of $3,536, $5,290 and $1,452 for the fiscal years ended December 31, 2004, January 2, 2004 and January 3, 2003, respectively, related to certain long-term acquisition related receivables from Unilever. The Company received $136 and $925 during the fiscal years ended December 31, 2004 and January 2, 2004, respectively, in partial settlement of the interest due.

In December 2004, JDI acquired an office and manufacturing facility in Argentina from Unilever for $500 in cash and a short term payable of $500.

Related-party receivables and payables at December 31, 2004 and January 2, 2004 consist of the following:

	December 31, 2004	January 2, 2004
Included in accounts receivable – Related parties:
Receivable from Holdco	$4,213	$2,137
Receivable from SCJ	1,644	2,365
Receivable from Unilever	25,291	22,544
Short-term acquisition-related receivable from Unilever	—	480
Long-term acquisition-related receivable from Unilever	96,269	87,663
Included in accounts payable – Related parties:
Payable to SCJ	4,016	3,929
Payable to Unilever	61,010	58,247
Payable to other related parties	—	170
Short-term acquisition-related payable to Unilever	283	—
Long-term acquisition-related payables to Unilever	28,176	27,790
Long-term payable to other related parties	519	519
Included in equity:
Notes receivable from employees	341	1,687

(24) Other Comprehensive Income

Components of accumulated other comprehensive income are disclosed, net of tax, in the consolidated statements of stockholders’ equity. The following table reflects the gross other comprehensive income and related income tax (expense) benefit.

	Fiscal Year Ended
	December 31, 2004			January 2, 2004
	Gross	Tax	Net	Gross	Tax	Net
Foreign Currency translation adjustments:
Balance at beginning of year	$205,311	$4,546	$209,857	$64,808	$—	$64,808
Foreign Currency translation adjustments	73,122	(12,154)	60,968	140,503	4,546	145,049

Balance at end of year	278,433	(7,608)	270,825	205,311	4,546	209,857

Adjustments to minimum pension liability:
Balance at beginning of year	(81,873)	32,645	(49,228)	(76,797)	30,764	(46,033)
Adjustments to minimum pension liability	(24,303)	6,818	(17,485)	(5,076)	1,881	(3,195)

Balance at end of year	(106,176)	39,463	(66,713)	(81,873)	32,645	(49,228)

Unrealized gains (losses) on derivatives:
Balance at beginning of year	(23,328)	8,100	(15,228)	(26,172)	8,659	(17,513)
Gains (losses) in fair value of derivatives	6,950	(2,853)	4,097	1,264	(559)	705
Reclassification of prior unrealized gains realized in net income	—	—	—	1,580	—	1,580

Balance at end of year	(16,378)	5,247	(11,131)	(23,328)	8,100	(15,228)

Total accumulated other comprehensive income, net	$155,879	$37,102	$192,981	$100,110	$45,291	$145,401

(25) Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

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

(26) Stockholders’ Equity

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

(27) Contingencies

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

(28) Segment Information

Information regarding the Company’s operating segments is shown below. Each segment is individually managed with separate operating results that are reviewed regularly by the executive management. Each segment’s accounting policies are consistent with those used by the Company. The operating segments are:

Professional–The Professional Business is a global manufacturer of commercial, industrial and institutional cleaning and sanitation products. In addition, the Professional Business provides services to customers including pest control, facility maintenance, and warewashing.

Polymer–The Polymer Business is a global manufacturer of polymer intermediates marketed to the printing and packaging, coatings, and plastics industries. The Polymer Business sells products to the Professional Business, all of which are eliminated in consolidation.

The following table represents operating segment information. Income Statement measures, except depreciation and amortization, include results from continuing operations only.

	Fiscal Year Ended December 31, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$2,861,463	$328,378	$(20,543)	$3,169,298
Operating profit	117,898	33,399	—	151,297
Depreciation and amortization	184,396	9,873	—	194,269
Interest expense	125,323	598	32,787	158,708
Interest income	6,234	1,255	(1,216)	6,273
Total assets	3,530,940	238,404	(126,662)	3,642,682
Goodwill, net	1,251,623	2,115	13,612	1,267,350
Capital expenditures, including capitalized computer software	124,898	4,904	—	129,802

	Fiscal Year Ended January 2, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$2,636,481	$285,101	$(18,612)	$2,902,970
Operating profit	112,594	36,928	—	149,522
Depreciation and amortization	150,364	9,099	—	159,463
Interest expense	131,782	752	30,045	162,579
Interest income	6,750	1,002	(717)	7,035
Total assets	3,593,605	208,288	(118,987)	3,682,906
Goodwill, net	1,223,316	743	13,612	1,237,671
Capital expenditures, including capitalized computer software	130,684	4,469	—	135,153

	Fiscal Year Ended January 3, 2003
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,902,995	$263,489	$(18,552)	$2,147,932
Operating profit	58,554	30,664	—	89,218
Depreciation and amortization	100,952	8,396	—	109,348
Interest expense	90,689	1,094	17,553	109,336
Interest income	6,513	652	(1,347)	5,818
Total assets	3,310,163	174,843	(96,254)	3,388,752
Goodwill, net	1,131,789	540	13,612	1,145,941
Capital expenditures, including capitalized computer software	103,608	8,278	—	111,886

Pertinent financial data by geographical location is as follows:

	North America	Europe	Japan	Americas	Asia Pacific	Eliminations/ Other	Total Company
Net sales:
Fiscal year ended December 31, 2004	$1,008,231	$1,534,919	$348,747	$139,346	$194,447	$(56,292)	$3,169,398
Fiscal year ended January 2, 2004	993,700	1,378,453	278,616	128,253	170,711	(46,763)	2,902,970
Fiscal year ended January 3, 2003	845,628	862,102	239,303	103,875	127,503	(30,479)	2,147,932
Long-lived assets:
December 31, 2004	641,351	1,334,094	200,513	98,624	86,202	—	2,360,784
January 2, 2004	724,264	1,269,261	195,083	97,987	84,703	—	2,371,298

(29) Quarterly Financial Data (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	April 2, 2004	April 4, 2003	July 2, 2004	July 4, 2003	October 1, 2004	October 3, 2003	December 31, 2004	January 2, 2003
Net sales[1]	$773,179	$688,097	$806,854	$748,039	$783,938	$718,811	$805,327	$748,023
Gross profit[1]	340,102	308,846	358,007	339,384	334,293	322,879	319,011	329,146
Net income (loss)[2]	(1,289)	(1,287)	13,503	4,084	(1,180)	5,520	(19,479)	(4,518)

[1]	Amounts include results from continuing operations. Prior year data has been restated to conform to the current year presentation.

[2]	During the fourth quarter of fiscal year 2004, the Company recorded adjustments to decrease fixed assets by $6,600 (pre-tax) to properly recognize consolidated carrying value. In addition, the Company continued to see declines in gross profit margins, primarily due to unfavorable sales mix and escalating raw material price increases.

During the fourth quarter of fiscal year 2003, the Company recorded adjustments to increase interest expense by $3,900 (pre-tax) for the impact of fiscal year 2003 term debt pre-payments on debt issuance costs, and to increase compensation expense by $2,400 (pre-tax) for stock plans and loan forgiveness that had been previously recorded at Holdco on behalf of certain officers of the Company. None of these adjustments had a material effect on prior quarters.

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of JohnsonDiversey Holdings, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of JohnsonDiversey Holdings, Inc. filed with the SEC on September 16, 2003 (Reg. No. 333-108853)(the “JDHI Form S-4”))

3.2	Amended and Restated Bylaws of JohnsonDiversey Holdings, Inc. (incorporated by reference as Exhibit 3.2 to the JDHI Form S-4)

4.1	Amended and Restated Indenture between JohnsonDiversey Holdings, Inc. and BNY Midwest Trust Company, as trustee, dated as of September 11, 2003, relating to the 10.67% Senior Discount Notes due 2013 (incorporated by reference as Exhibit 4.1 to the JDHI Form S-4)

4.2	Form of $406,3030,000 10.67% Senior Discount Notes due 2013 (incorporated by reference as Exhibit 4.2 to the JDHI Form S-4)

4.3	Exchange and Registration Rights Agreement among JohnsonDiversey Holdings, Inc. and Citigroup Global Markets Inc., Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives for the initial purchasers, dated as of September 11, 2003 (incorporated by reference as Exhibit 4.3 to the JDHI Form S-4)

10.1	Purchase Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of November 20, 2001 (incorporated by reference as Exhibit 10.1 to the Registration Statement on Form S-4 of JohnsonDiversey, Inc. files with the SEC on July 31, 2002 (Reg. No. 333-97427)(the “JDI Form S-4”)*

10.2	First Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of February 11, 2002 (incorporated by reference as Exhibit 10.2 to the JDI Form S-4)

10.3	Second Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of April 5, 2002 (incorporated by reference as Exhibit 10.3 to the JDI Form S-4)

10.4	Third Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.4 to the JDI Form S-4)*

10.5	Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated as of May 3, 2002 (incorporated by reference as Exhibit 10.5 to the JDI Form S-4)*

10.6	Stockholders’ Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), Commercial Markets Holdco, Inc. and Marga B.V., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.6 to the JDI Form S-4)

10.7	Credit Agreement, dated as of May 3, 2002, among JohnsonDiversey, Inc., JohnsonDiversey Canada, Inc. (formerly known as Johnson Wax Professional, Inc.), Johnson Professional Co., Ltd., and JohnsonDiversey Holdings II B.V. (formerly known as Johnson Diversey Netherlands II B.V.), each as a borrower, JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), the lenders and issuers party thereto, as lenders (collectively, the “Senior Lenders”), Citicorp USA, Inc., as administrative agent for the Senior Lenders (the “Administrative Agent”), Goldman Sachs Credit Partners L.P., as syndication agent for the Senior Lenders, and ABN AMRO Bank N.A., Bank One N.A., Royal Bank of Scotland PLC, New York Branch and General Electric Capital Corporation, each as a co-documentation agent for the Senior Lenders (incorporated by reference as Exhibit 10.7 to the JDI Form S-4)

Exhibit Number	Description of Exhibit
10.8	Amendment No. 1 to the Credit Agreement, dated as of August 6, 2003, among JohnsonDiversey, Inc., JohnsonDiversey Canada, Inc., JohnsonDiversey Holdings II B.V. and Johnson Professional Co., Ltd., as borrowers, JohnsonDiversey Holdings, Inc. and Citicorp USA, Inc., as administrative agent (incorporated by reference to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on August 15, 2003)

10.9	Amendment No. 2 to the Credit Agreement, dated as of February 24, 2004, among JohnsonDiversey, Inc., JohnsonDiversey Canada, Inc., JohnsonDiversey Holdings II B.V. and Johnson Professional Co., Ltd., as borrowers, JohnsonDiversey Holdings, Inc. and Citicorp USA, Inc., as administrative agent (incorporated by reference to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on February 26, 2004)

10.10	Pledge and Security Agreement, dated as of May 3, 2002, by JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.) and the other loan parties signatories thereto in favor of the Administrative Agent (incorporated by reference as Exhibit 10.8 to the JDI Form S-4)

10.11	Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc., dated as of May 3, 2002, with respect to, among other things, the house marks (incorporated by reference as Exhibit 10.9 to the JDI Form S-4)*

10.12	Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), dated as of May 3, 2002, with respect to, among other things, the house marks (incorporated by reference as Exhibit 10.10 to the JDI Form S-4)*

10.13	Technology Disclosure and License Agreement among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) dated as of May 3, 2002 (incorporated by reference as Exhibit 10.11 to the JDI Form S-4)*

10.14	Omnibus Amendment of Leases among S.C. Johnson & Son, Inc., Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated November 20, 2001 (incorporated by reference as Exhibit 10.12 to the JDI Form S-4)

10.15	Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Building 65, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.13 to the JDI Form S-4)*

10.16	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 50, 57 and 59, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.14 to the JDI Form S-4)*

10.17	Real Estate and Equipment Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Buildings 59 and 63, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.15 to the JDI Form S-4)*

10.18	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 52, 53, 54, 66, 66A, 71 & 72, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.16 to the JDI Form S-4)*

10.19	Receivables Purchase Agreement among JWPR Corporation, as seller and servicer, Falcon Asset Securitization Corporation, and Bank One, NA, as Financial Institution and as Agent, dated March 2, 2001, as amended through Amendment No. 2 dated May 3, 2002 (incorporated by reference as Exhibit 10.17 to the JDI Form S-4)***

10.20	Amendment and Waiver No. 3 to the Receivable Purchase Agreement dated as of December 19, 2002, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.27 to the JDHI Form S-4))***

10.21	Amendment No. 4 to the Receivable Purchase Agreement dated as of May 1, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.28 to the JDHI Form S-4)***

Exhibit Number	Description of Exhibit
10.22	Amendment No. 5 to the Receivable Purchase Agreement dated as of June 30, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.29 to the JDHI Form S-4)***

10.23	Amendment No. 6 to the Receivable Purchase Agreement dated as of July 31, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.30 to the JDHI Form S-4)***

10.24	Amendment No. 7 to the Receivable Purchase Agreement dated as of July 31, 2003, among JWPR Corporation, as Seller and Servicer, Falcon Asset Securitization Corporation, and Bank One, NA, As Financial Institution and Agent (incorporated by reference as Exhibit 10.31 to the JDHI Form S-4)***

10.25	Receivables Sale Agreement, dated as of March 2, 2001, between Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.18 to the JDI Form S-4)

10.26	Receivables Sale Agreement, dated as of March 2, 2001, between U S Chemical Corporation, as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.19 to the JDI Form S-4)

10.27	Receivables Sale Agreement, dated as of March 2, 2001, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.20 to the JDI Form S-4)

10.28	Amendment No. 1 to Receivables Sale Agreement, dated as of August 29, 2003, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.35 to the JDHI Form S-4)

10.29	Receivables Sale Agreement, dated as of August 29, 2003, between The Butcher Company, as originator, and JohnsonDiversey, Inc., as buyer (incorporated by reference as Exhibit 10.36 to the JDHI Form S-4)

10.30	Receivables Sale and Contribution Agreement, dated as of March 2, 2001, among Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), U S Chemical Corporation, Whitmire Micro-Gen Research Laboratories, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), JWP Investments, Inc. and JWPR Corporation (incorporated by reference as Exhibit 10.21 to the JDI Form S-4)

10.31	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and JoAnne Brandes, dated November 8, 1999 (incorporated by reference as Exhibit 10.22 to the JDI Form S-4)**

10.32	Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and JoAnne Brandes, dated October 23, 2000 (incorporated by reference as Exhibit 10.23 to the JDI Form S-4)**

10.33	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory E. Lawton, dated November 8, 1999 (incorporated by reference as Exhibit 10.26 to the JDI Form S-4)**

10.34	Amendment to Employment Agreement and Long Term Incentive Plan Operating Provisions between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory E. Lawton, dated October 4, 2000 (incorporated by reference as Exhibit 10.27 to the JDI Form S-4)**

10.35	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson, dated December 6, 2001 (incorporated by reference as Exhibit 10.30 to the JDI Form S-4)**

10.36	Commercial Markets Holdco, Inc. Second Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on November 21, 2002 (Reg. No. 333-97247)**

10.37	Form of Stock Option Agreement under Commercial Markets Holdco, Inc. Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.32 to the JDI Form S-4)**

10.38	JohnsonDiversey, Inc. Supplemental Executive Retirement Plan for Gregory E. Lawton, effective January 1, 2002 (incorporated by reference as Exhibit 10.47 to the JDHI Form S-4)**

Exhibit Number	Description of Exhibit
10.39	Stock Purchase Agreement by and among JWP Investments, Inc., Sorex Holdings, Ltd. and Whitmire Holdings Inc. dated as of June 9, 2004 (incorporated by reference as Exhibit 2.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on June 25, 2004)

10.40	Employment Agreement between JohnsonDiversey, Inc. and Joseph F. Smorada, executed November 1, 2004 (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on November 12, 2004) (Incorporated by reference as Exhibit 10.50 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on March 21, 2005**

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on April 3, 2003)

21.1	Subsidiaries of JohnsonDiversey Holdings, Inc.

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.
**	Management contract or compensatory plan.
***	Effective April 2004, Falcon Asset Securitization Corporation assigned its interest to Chariot Asset Securitization Corporation

E-4