Form 10-Q
period 2005-04-01
JOHNSONDIVERSEY HOLDINGS INC
filed 2005-05-16
CIK 1262768

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005

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

There is no public trading market for the registrant’s common stock. As of May 6, 2005, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

Unless otherwise indicated, references to “Holdings,” “the Company,” “we,” “our” and “us” in this quarterly report refer to JohnsonDiversey Holdings, Inc. and its consolidated subsidiaries, and references to “JDI” refer to JohnsonDiversey, Inc., a wholly owned subsidiary of Holdings.

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully complete integration and synergy plans, including the achievement of cost and tax savings;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets, and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	April 1, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,592	$28,413
Accounts receivable, less allowance of $26,465 and $29,881, respectively	499,977	524,669
Accounts receivable – related parties	30,616	31,148
Inventories	297,128	281,752
Deferred income taxes	24,995	24,458
Other current assets	119,033	112,390

Total current assets	996,341	1,002,830
Property, plant and equipment, net	537,108	566,961
Capitalized software, net	105,611	112,229
Goodwill, net	1,226,431	1,267,350
Other intangibles, net	389,724	408,433
Deferred income taxes	120,058	116,070
Long-term receivables – related parties	95,047	96,269
Other assets	85,135	72,540

Total assets	$3,555,455	$3,642,682

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$113,288	$92,704
Current portion of long-term debt	9,229	8,286
Accounts payable	331,601	364,559
Accounts payable – related parties	53,558	65,309
Accrued expenses	433,987	413,664

Total current liabilities	941,663	944,522

Pension and other post-retirement benefits	283,215	278,890
Long-term borrowings	1,499,741	1,525,603
Long-term payables – related parties	29,391	28,695
Other liabilities	67,380	73,637

Total liabilities	2,821,390	2,851,347

Commitments and contingencies (Note 15)	—	—

Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	596,667	596,667

Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	—	—
Retained earnings (accumulated deficit)	(14,444)	2,028
Accumulated other comprehensive income	152,153	192,981
Notes receivable from officers	(311)	(341)

Total stockholders’ equity	137,398	194,668

Total liabilities, class B common stock and stockholders’ equity	$3,555,455	$3,642,682

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Three Months Ended
	April 1, 2005	April 2, 2004
	(unaudited)
Net sales:
Net product and service sales	$782,677	$750,285
Sales agency fee income	21,683	22,894

	804,360	773,179
Cost of sales	476,157	433,077

Gross profit	328,203	340,102
Selling, general and administrative expenses	285,959	277,937
Research and development expenses	17,459	18,443
Restructuring expenses	3,396	5,052

Operating profit	21,389	38,670
Other (income) expense:		—
Interest expense	40,546	39,862
Interest income	(1,574)	(1,124)
Other expense, net	161	2,115

Loss from continuing operations before income taxes and minority interests	(17,744)	(2,183)
Provision for income taxes	33	(554)

Loss from continuing operations before minority interests	(17,777)	(1,629)
Minority interests in net loss of subsidiaries	100	79

Loss from continuing operations	(17,877)	(1,708)
Income from discontinued operations, net of income taxes of $0, and $313 (Note 5)	4,000	419

Net loss	$(13,877)	$(1,289)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	April 1, 2005	April 2, 2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(13,877)	$(1,289)
Adjustments to reconcile net loss to net cash provided by operating activities–
Depreciation and amortization	38,678	39,362
Amortization of intangibles	8,417	8,687
Amortization of debt issuance costs	2,257	3,351
Interest accreted on notes payable	9,222	8,347
Interest accrued on long-term receivables- related parties	(908)	(752)
Deferred income taxes	(4,601)	(1,305)
Gain on disposal of discontinued operations	(4,000)	—
Gain from divestitures	(604)	(1,983)
Loss on property disposals	2,648	407
Other	5,320	(969)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable securitization	(22,700)	12,600
Accounts receivable	32,888	(3,149)
Inventories	(25,258)	(15,411)
Other current assets	(19,536)	(2,809)
Other assets	(5,420)	(606)
Accounts payable and accrued expenses	(13,575)	(15,739)
Other liabilities	9,018	(3,029)

Net cash provided by (used in) operating activities	(2,031)	25,713
Cash flows from investing activities:
Capital expenditures	(14,380)	(18,241)
Expenditures for capitalized computer software	(5,417)	(5,733)
Cash from property disposals	2,618	452
Acquisitions of businesses	(1,457)	(1,983)
Proceeds from divestitures	4,789	2,669

Net cash used in investing activities	(13,847)	(22,836)
Cash flows from financing activities:
Proceeds from short-term borrowings	22,789	49,591
Repayments of long-term borrowings	(160)	(42,736)
Capital contributions	—	179
Payment of debt issuance costs	—	(1,337)
Dividends paid	(2,617)	(3,579)

Net cash provided by financing activities	20,012	2,118

Effect of exchange rate changes on cash and cash equivalents	(7,955)	(6,745)

Change in cash and cash equivalents	(3,821)	(1,750)
Beginning balance	28,413	24,543

Ending balance	$24,592	$22,793

Supplemental cash flows information
Cash paid during the period:
Interest	$13,506	$13,395
Income taxes	8,310	6,535

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of April 1, 2005 and its results of operations and cash flows for the three-month period ended April 1, 2005 have been included. The results of operations for the three-month period ended April 1, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Certain other prior period amounts have been reclassified to conform with current period presentation.

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

3.	New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 132R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The accounting provisions of SFAS No. 123R will be effective for the Company in the first quarter of fiscal year 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company will adopt the provisions of SFAS No. 123R using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation, among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial condition, results of operations or cash flows.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2005

(unaudited)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43” (“SFAS No. 151”). SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal 2006. The Company is evaluating the impact this standard will have on its consolidated financial condition, results of operations or cash flows.

4.	Lease Accounting Adjustment

In the first quarter of 2005, the Company identified inconsistencies in its accounting treatment for equipment leased to a European-based customer. Further analysis concluded that such leases should primarily be accounted for as sales-type capital leases rather than as operating leases. The cumulative impact of the correction was recorded by the Company in the three months ended April 1, 2005. The Company concluded that the impact of the accounting error was not significant to its current year, prior year and prior quarter consolidated financial position, results of operations or cash flows and, as such, does not require restatement of prior year amounts. Below is a summary of the adjustment and its impact on key measures in the consolidated statement of operations for the three months ended April 1, 2005.

	As Reported	Adjustment
Net sales	$804,360	$15,333
Gross profit	328,203	5,764
Operating profit	21,389	5,764
Net income (loss)	(13,877)	3,770

5.	Divestiture of the Whitmire Micro-Gen Business

In June 2004, the Company completed the sale of Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) to Sorex Holdings, Ltd. (“Sorex”), a European pest-control manufacturer headquartered in the United Kingdom, for $46,000 cash and the assumption of certain liabilities. The purchase price was subject to a working capital adjustment, which was agreed and settled in September 2004, resulting in Sorex paying $751 to the Company. As of the divestiture date, Whitmire net assets were approximately $45,000.

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

The purchase agreement also provided for additional earnout provisions based on future Whitmire net sales, for which the Company recorded $4,000 during the three month period ended April 1, 2005. The income is included as a component of income from discontinued operations in the consolidated statement of income.

Income, net of tax, and net sales from discontinued operations were $419 and $9,393, respectively, for the three month period ended April 2, 2004.

6.	Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary of JDI. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2005

(unaudited)

Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. As of April 1, 2005 and December 31, 2004, JDI’s total potential for securitization of trade receivables was $150,000.

As of April 1, 2005 and December 31, 2004, the Conduit held $107,600 and $130,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

As of April 1, 2005 and December 31, 2004, JDI had a retained interest of $137,444 and $135,404, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

7.	Income Taxes

During the three months ended April 1, 2005, the Company incurred income tax expense on loss before taxes and discontinued operations. The income tax expense resulted from the fact that certain tax reporting entities with low income tax benefit reported losses during the first quarter of 2005 while other profitable tax reporting entities reported income tax expense generally at or near their statutory tax rate.

8.	Inventories

The components of inventories are summarized as follows:

	April 1, 2005	December 31, 2004
Raw materials and containers	$75,505	$71,835
Finished goods	221,623	209,917

Total inventories	$297,128	$281,752

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $26,685 and $25,573 on April 1, 2005 and December 31, 2004, respectively.

9.	Restructuring Liabilities

During fiscal years 2002 and 2003, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). During the three months ended April 1, 2005, the Company paid cash of $344 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balances associated with the exit plans were $1,146 and $1,490 as of April 1, 2005 and December 31, 2004, respectively.

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business, primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal years 2002 and 2003, in connection with these acquisition related restructuring plans, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. The Company recognized net liabilities of $2,904 and $4,719, for the involuntary termination of 36 and 79 additional pre-acquisition employees and $492 and $333, for additional other restructuring costs during the three months ended April 1, 2005 and April 2, 2004, respectively, which were recorded as restructuring expenses in accordance with SFAS No. 146.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2005

(unaudited)

The Company’s acquisition related restructuring plans provide for the planned termination of 713 pre-acquisition employees, of which 474 and 464 were actually terminated as of April 1, 2005 and December 31, 2004, respectively.

	Restructuring Plans
	Employee- Related	Other	Total
Liability balances as of December 31, 2004	$7,197	$321	$7,518
Liability recorded as restructuring expense	2,904	492	3,396
Cash paid [1]	(2,771)	(262)	(3,033)

Liability balances as of April 1, 2005	$7,330	$551	$7,881

[1]	Cash paid includes the effects of foreign exchange rates.

10.	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended
	April 1, 2005	April 2, 2004
Foreign currency translation loss (gain)	$4,631	$2,274
Forward contracts loss (gain)	(4,546)	723
Gain on hyperinflationary country foreign currency translations	—	(885)
Other, net	76	3

	$161	$2,115

11.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three-month period ended April 1, 2005 and April 2, 2004 are as follows:

	Defined Pension Benefits
	Three Months Ended
	April 1, 2005	April 2, 2004
Service cost	$8,458	$7,376
Interest cost	8,507	6,508
Expected return on plan assets	(7,897)	(4,907)
Amortization of net loss	2,102	1,622
Amortization of transition obligation	66	60
Amortization of prior service credit	(76)	(20)

Net periodic pension cost	$11,160	$10,639

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2005

(unaudited)

	Other Post-Employment Benefits
	Three Months Ended
	April 1, 2005	April 2, 2004
Service cost	$844	$882
Interest cost	1,229	1,221
Amortization of net loss	189	139
Amortization of transition obligation	72	72
Amortization of prior service cost	13	9

Net periodic benefit cost	$2,347	$2,323

During the three months ended April 1, 2005 and April 2, 2004, the Company made contributions to its material defined pension benefit plans of $7,081 and $12,422, respectively. During the three months ended April 2, 2004, $6,189 of the contributions relate to the acquisition of the DiverseyLever.

Certain of the Company’s United Kingdom based employees participate in a pension plan sponsored by SCJ, a related party. In March 2005, the company and SCJ agreed to segregate the assets and liabilities of the plan resulting in the Company recording an additional minimum pension liability of approximately $4,300. As of April 1, 2005, the projected benefit obligation, accumulated benefit obligation and market value of assets associated with the plan were $21,492, $19,251 and $14,951, respectively.

12.	Stock-Based Compensation

The Company has a long-term incentive plan (the “Plan”) that provides for the right to purchase stock of Commercial Markets Holdco, Inc. (“Holdco”), the parent of the Company, for certain senior management of the Company. Prior to July 1, 2001, the Plan provided for the award of one share of restricted stock and one stock option for every four shares purchased. Shares are acquired at a formula value, which is an estimation of fair value by the Company based on overall Holdco performance. Most restricted shares vest over a two-to-four year period from the grant date. Stock options have an exercise term of ten years from the date of grant. Also, employees that remained with the Company for four years after November 1, 2000 were granted debt forgiveness of at least 50% of the purchase price of the stock.

Subsequent to June 29, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options subsequently vest over four years and have an exercise period of seven years from the date of grant.

The Company recorded compensation expense of $309 and $572 related to restricted stock and debt forgiveness during the three months ended April 1, 2005 and April 2, 2004, respectively.

The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have increased net loss by approximately $4,197 and $3,107 for the three months ended April 1, 2005 and April 2, 2004, respectively.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2005

(unaudited)

13.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three-month period ended April 1, 2005 and April 2, 2004 was as follows:

	Three Months Ended
	April 1, 2005	April 2, 2004
Net income (loss)	$(13,877)	$(1,289)
Foreign currency translation adjustments	(41,176)	(26,430)
Adjustments to minimum pension liability, net of tax	(3,009)	—
Unrealized gains (losses) on derivatives, net of tax	3,357	(1,487)

Total comprehensive income (loss)	$(54,705)	$(29,206)

14.	Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

In connection with the acquisition of the DiverseyLever business, the Company entered into a stockholders’ agreement with its stockholders, Holdco and Marga B.V., a subsidiary of Unilever. Under the stockholders’ agreement, at any time after May 3, 2007, the Company has the option to purchase, and Unilever has the right, under certain conditions, to require the Company to purchase the shares of the Company then beneficially owned by Unilever. If, after May 3, 2010, the Company is unable to fulfill its obligations in connection with the put option, Unilever may require the Company to take certain actions, including selling certain assets of the Company.

Under the stockholders’ agreement, the Company may be required to make payments to Unilever in each year from 2007 through 2010 so long as Unilever continues to beneficially own 5% or more of the Company’s outstanding shares. The amount of each payment will be equal to 25% of the amount by which the cumulative cash flows of the Company and its subsidiaries, on a consolidated basis, for the period from May 3, 2002 through the end of the fiscal year preceding the payment (not including any cash flow with respect to which Unilever received payment in a prior year), exceeds $727,500 in 2006, $975,000 in 2007, $1,200,000 in 2008 or $1,425,000 in 2009. The aggregate amount of these payments cannot exceed $100,000. Payment of these amounts, which may be funded with cash flows generated by the Company, is subject to compliance with the agreements relating to the Company’s and JDI’s senior indebtedness including, without limitation, the JDI senior secured credit facilities, the JDI senior subordinated notes and the Company’s senior discount notes.

15.	Commitments and Contingencies

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

The Company maintains environmental reserves for remediation; monitoring and related expenses at one of its domestic facilities. While the ultimate exposure to further remediation expense at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position or results of operations.

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2005

(unaudited)

likelihood of recovery for some of these costs from Unilever under the purchase agreement. To the extent that contamination is determined to be in violation of local environmental laws, the Company intends to seek recovery under indemnification clauses contained in the purchase agreement.

16.	Segment Information

Business segment information is summarized as follows. Income statement measures include results from continuing operations only.

	Three Months Ended as of April 1, 2005
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$720,443	$89,587	$(5,670)	$804,360
Operating profit	12,062	9,327	—	21,389
Depreciation and amortization	44,549	2,546	—	47,095
Interest expense	31,788	77	8,681	40,546
Interest income	1,555	620	(601)	1,574
Total assets	3,433,370	240,452	(118,367)	3,555,455
Goodwill, net	1,210,732	2,087	13,612	1,226,431
Capital expenditures, including capitalized computer software	18,919	878	—	19,797

	Three Months Ended as of April 2, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$695,984	$82,838	$(5,643)	$773,179
Operating profit	24,886	13,784	—	38,670
Depreciation and amortization	45,675	2,374	—	48,049
Interest expense	31,494	133	8,235	39,862
Interest income	1,085	206	(167)	1,124
Total assets	3,422,800	209,105	(114,919)	3,516,986
Goodwill, net	1,201,765	2,094	13,612	1,217,471
Capital expenditures, including capitalized computer software	22,656	1,318	—	23,974

17.	Subsequent Event

On April 8, 2005, JDI amended its senior secured credit facilities. This amendment allowed JDI to borrow additional funds under the U.S. dollar portion of the term loan B and to repay the entire euro portion. In addition, the interest rate applicable to the U.S. dollar-based debt was reduced, thereby reducing the JDI’s borrowing cost over the credit facilities’ remaining term. The amendment also changed certain financial covenants and administrative requirements to provide the Company with greater operating flexibility. A copy of the amendment was attached as an exhibit to JDI’s current report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We operate our business through Holdings’ sole subsidiary, JDI, and its subsidiaries. We are a leading global marketer and manufacturer of cleaning, hygiene and appearance products, equipment and related services for the institutional and industrial cleaning and sanitation market. We are also a leading global supplier of environmentally compliant, water-based acrylic polymer resins for the industrial printing and packaging, coatings and plastics markets. We sell our products in more than 140 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan. For financial statement reporting purposes, our business is comprised of two operating segments: professional and polymer.

In the three months ended April 1, 2005, net sales increased by $31.2 million, or 4.0%, from the same period in the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, net sales growth in the first quarter of 2005 was flat as compared to the prior year.

	Three Months Ended
(dollars in thousands)	April 1, 2005	April 2, 2004	Change
Net sales	$804,360	$773,179	4.0%

Variance due to:
Foreign currency exchange	—	27,975
Acquisitions and divestitures	(879)	(1,734)

	(879)	26,241

	$803,481	$799,420	0.5%

We continue to benefit from increased sales in the Asia Pacific region (+7.0%), primarily due to growth in the developing markets of China and India. In Latin America, sales grew by 9.0%, as a result of growth in distributor markets, our food and beverage business, and in lodging, as well as by customer wins in Mexico and Brazil. Sales in our polymer segment increased 6.6%, primarily due to price increases introduced in 2004 taking hold. Conversely, we face a challenging competitive and economic landscape in Europe and North America, where net sales were lower than the prior year by 0.5% and 2.8%, respectively. In our European region, which also includes the Middle East and Africa, net sales have decreased primarily due to softening economies in key countries. Also, consolidation continues in key market sectors, including distribution, building service contractors, and food and beverage. These factors were partially offset by a correction in accounting treatment for certain equipment leases, which increased first quarter 2005 net sales by $15.3 million as compared to the same period in the prior year. Net sales in our North American operations were impacted by a reduction in inventory levels in the quarter by key distributors as well as ongoing consolidation in the food and beverage industry.

Consistent with our experience over the past 12 months, our gross margin percentages declined in both business segments as compared to the same period in the prior year; however, the gross margin percentage improved as compared to the fourth quarter of 2004, as shown in the following table:

	Three Months Ended
	April 1, 2005	December 31, 2004	April 2, 2004
Consolidated	40.8%	39.6%	44.0%

Professional	42.5%	41.4%	44.9%
Polymer	26.3%	22.4%	35.8%

The reductions in gross margin from the three months ended April 2, 2004 were most evident in our polymer segment where raw material costs have continued to escalate, driven by the impact of higher crude oil and natural gas costs on key fuel feedstocks, as well as industry cyclical factors that are causing demand to outstrip supply for certain raw materials. In addition, increased crude oil and natural gas costs negatively affected our floorcare business where acrylic based polymers are common in product formulations. We have also experienced escalating freight and transportation costs in North America, which is attributable to the rise in crude oil prices and changes in U.S. transportation legislation that have reduced carrier availability.

As indicated in our report on Form 10-K, we have begun to implement price increases that are intended to recover, to the fullest extent possible, the raw material cost increases. Once implemented, these price increases will require time to take hold and consequently will lag, to some degree, the impact from rising raw material costs. In the first quarter of 2005, we began to see evidence of these price increases taking hold and that the price increases were having a positive impact on our gross margins, particularly in our polymer segment where such programs were implemented earlier than those in our professional segment. Raw material costs, however, have continued to rise and may necessitate additional future selective price increases. In addition to our pricing actions, we are accelerating our global cost reduction initiatives to reduce supply chain and other costs.

On April 8, 2005, JDI amended its senior secured credit facilities. This amendment allowed JDI to borrow additional funds under the U.S. dollar portion of the term loan B and to repay the entire euro portion. In addition, the interest rate applicable to the U.S. dollar-based debt was reduced; thereby reducing JDI’s borrowing cost over the credit facilities’ remaining term. The amendment also changed certain financial covenants and administrative requirements to provide us with greater operating flexibility for future growth.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. We believe the accounting policies that are most critical to our financial condition and results of operations and that involve management’s judgment and/or evaluation of inherent uncertain factors are as follows:

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

We estimate the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates, analyzing market conditions and specifically reserving for identified customer balances, based on known facts, which are deemed probable as uncollectible. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on the customer’s ability and likelihood to pay and based on management’s review of the facts and circumstances. For other customers, we recognize an allowance based on the length of time the receivable is past due based on historical experience.

We accrue for losses associated with litigation and environmental claims based on management’s best estimate of future costs when such losses are probable and reasonably able to be estimated. We record those costs based on what management believes is the most probable amount of the liability within the ranges or, where no amount within the range is a better estimate of the potential liability, at the minimum amount within the range. The accruals are adjusted as further information becomes available or circumstances change.

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete a fair value impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). There were no known impairments or indicators of impairment identified during the three-month periods ended April 1, 2005 or April 2, 2004 that had a material impact on our financial position, results of operations or cash flows.

Three Months Ended April 1, 2005 Compared to Three Months Ended April 2, 2004

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	April 1, 2005	April 2, 2004	Amount	Percentage
Net product and service sales:
Professional	$698,760	$673,090	$25,670	3.8%
Polymer (1)	83,917	77,195	6,722	8.7%

	782,677	750,285	32,392	4.3%
Sales agency fee income	21,683	22,894	(1,211)	-5.3%

	$804,360	$773,179	$31,181	4.0%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $26.8 million ($25.3 million for the professional segment and $1.5 million for the polymer segment) to the increase in net product and service sales during the three months ended April 1, 2005 compared to the prior year period.

•	Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, net sales for the three months ended April 1, 2005 increased 0.5% as compared to the same period in the prior year.

•	Excluding the foreign currency impact, professional segment net sales were flat versus the same period in the prior year. Volume growth in Latin America ($2.1 million), primarily from growth in distributor markets, our food and beverage business, and in lodging, as well as by customer wins in Mexico and Brazil, and in Asia ($3.0 million), primarily from growth in the rapidly developing markets of India and China, offset softness in Europe and North America. In our European region, which also includes the Middle East and Africa, Net sales have decreased primarily due to softening economies in key countries. Also, consolidation continues in key market sectors, including distribution, building service contractors, and food and beverage. These factors were partially offset by a correction in accounting treatment for certain equipment leases, which increased first quarter 2005 net sales by $15.3 million as compared to the same period in the prior year. Net sales in our North American operations were also impacted by market consolidation and economic softness, which resulted in declining customer inventory levels and adjusted customer buying patterns. This primarily affected our distribution and consumer brands businesses.

•	Excluding the foreign currency impact, polymer segment net sales increased by $5.2 million, or 6.6% during the three months ended April 1, 2005 compared to the prior year period, primarily due to price increases in response to the significant rise in raw material costs experienced over the past year. Volumes were slightly lower in the first quarter of 2005 than the same period in the prior year, particularly in Europe.

•	Excluding a $1.2 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under our sales agency agreement with Unilever decreased $2.4 million, or 9.8% during the three months ended April 1, 2005 compared to the prior year, primarily due to certain brand disposals by Unilever in the European and Asia Pacific markets in the prior year.

Gross Profit:

	Three Months Ended		Change
	April 1, 2005	April 2, 2004	Amount	Percentage
Professional	$306,114	$312,487	$(6,373)	-2.0%
Polymer	22,089	27,615	(5,526)	-20.0%

	328,203	340,102	(11,899)	-3.5%

Gross profit as a percentage of net sales:
Professional	42.5%	44.9%
Polymer	26.3%	35.8%

	40.8%	44.0%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profit by $12.2 million ($11.7 million for the professional segment and $0.5 million for the polymer segment) for the three months ended April 1, 2005 compared to the prior year period.

•	The reductions in gross margin continued to be most evident in our polymer segment, where our products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, costs for all of which are partially dependent on the price of crude oil and natural gas. Costs for styrene, a key raw material in our polymer business, are currently at a level more than 50% above their peak in 2003 and are expected to remain in this cost range into the near future. Another contributor to the rise in raw material costs and the availability of product is a cyclical mismatch in demand and supply for certain key materials in the marketplace. As costs have increased, the polymer segment has trended toward a change in product mix, with customers substituting lower margin products for specialty polymers.

•

In our professional segment, the primary driver of the gross margin decline was the affect effect of increased crude oil and natural gas prices on raw material costs in our floorcare business, where acrylic based polymers are common in product formulations, and increased prices on certain other key raw materials. The segment was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. To a lesser extent, gross profit has been impacted by a change in product and services mix, primarily in Japan, reflecting a relative increase in lower margin sales to our food and beverage sector, which is not expected to continue, and a strategic shift towards increased solutions selling, which has a different business model than most of our business. To a lesser extent, gross margin has also been impacted by a change in product and services mix, primarily in Europe, Japan and Latin America. These negative influences were partially offset by the effect of an correction in accounting treatment in the first quarter of 2005 related to certain equipment leased to customers in Europe, which increased gross profit by $5.8 million compared to the prior year period.

•	We have begun to implement price increases that are intended to recover, to the fullest extent possible, the raw material cost increases. Once implemented, these price increases will require time to take hold and consequently will lag, to some degree, the impact from rising raw material costs. In the first quarter of 2005, we began to see evidence of these price increases taking hold and that the price increases were having a positive impact on our gross margins, particularly in our polymer segment where such programs were implemented earlier than those in our professional segment. Raw material costs, however, have continued to rise and may necessitate additional future selective price increases. In addition to our pricing actions, we are accelerating our global cost reduction initiatives to reduce supply chain and other costs.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	April 1, 2005	April 2, 2004	Amount	Percentage
Selling, general and administrative expenses	$285,959	$277,937	$8,022	2.9%
Research and development expenses	17,459	18,443	(984)	-5.3%
Restructuring expenses	3,396	5,052	(1,656)	-32.8%

	$306,814	$301,432	$5,382	1.8%

As a percentage of net sales:
Selling, general and administrative expenses	35.6%	35.9%
Research and development expenses	2.2%	2.4%
Restructuring expenses	0.4%	0.7%

	38.1%	39.0%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $9.0 million ($8.5 million in selling, general and administrative expenses, $0.3 million in research and development expenses and $0.2 million in restructuring expenses) for the three months ended April 1, 2005 compared to the prior year period.

•	Excluding the impact of foreign currency, selling, general and administrative expenses decreased $0.5 million during the three months ended April 1, 2005 compared to the prior year period, primarily due to cost savings resulting from our synergy, integration and cost containment programs, which offset inflationary pressures.

•	Excluding the impact of foreign currency, restructuring expense decreased $1.9 million during the three months ended April 1, 2005 compared to the prior year period, primarily due to lower severance and exit costs related to the DiverseyLever acquisition and the timing of current year restructuring project costs.

Restructuring and Integration:

A summary of all costs associated with the restructuring and integration program for the three months ended April 1, 2005, the three months ended April 2, 2004 and since the DiverseyLever acquisition, which occurred in May 2002, is outlined below. The reserve balance shown below reflects the aggregate reserves for all restructuring and integration projects.

	Three Months Ended		Total Project to Date May 4, 2002 April 1, 2005
(dollars in thousands)	April 1, 2005	April 2, 2004
Reserve balance at beginning of period	$9,008	$34,798	$—

Exit costs recorded as purchase accounting adjustments	—	—	80,574
Restructuring costs charged to income	3,396	5,052	56,486
Liability adjustments	—	(149)	(4,337)
Payments of accrued costs	(3,377)	(14,244)	(123,696)

Reserve balance at end of period	$9,027	$25,457	$9,027

Period costs classified as cost of sales	$—	$—	$4,878
Period costs classified as selling, general and administrative expenses	6,786	3,871	106,786
Capital expenditures	5,735	797	116,153

•	During fiscal years 2002, 2003 and 2004, in connection with the May 2002 acquisition of the DiverseyLever business, we recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. We also developed plans to restructure certain facilities that we owned prior to the acquisition of the DiverseyLever business, primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business.

•	During the three months ended April 1, 2005, we recorded $3.4 million of restructuring costs and $6.8 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe as we continued to consolidate our operations.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	April 1, 2005	April 2, 2004	Amount	Percentage
Interest expense	$40,546	$39,862	$684	1.7%
Interest income	(1,574)	(1,124)	(450)	40.0%

Net interest expense	38,972	38,738	234	0.6%

Other expense, net	161	2,115	(1,954)	-92.4%

•	Net interest expense increased during the three months ended April 1, 2005 compared to the prior year period, primarily due to higher average debt balances, partially offset by a reduction in interest rates resulting from the February 2004 amendment to the JDI senior secured credit facilities and higher interest income from short-term investments.

•	Other expense, net, decreased, during the three months ended April 1, 2005 compared to the prior year period, primarily due to lower net losses from foreign currency translation and transactions.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	April 1, 2005	April 2, 2004	Amount	Percentage
Loss from continuing operations, including minority interests, before income taxes and discontinued operations	$(17,844)	$(2,262)	$(15,582)	688.9%
Provision for (benefit from) income taxes	33	(554)	587	-106.0%

Effective income tax rate	-0.2%	24.5%

•	For the three month periods ended April 1, 2005 and April 2, 2004, we realized very low effective tax rates, primarily resulting from tax reporting entities with low income tax benefit reporting losses while other profitable tax reporting entities reported income tax expense generally at or near their statutory tax rate.

Net Loss:

For the three months ended April 1, 2005, we recorded a net loss of $13.9 million as compared to net loss of $1.3 million for the three months ended April 2, 2004. The increased net loss was primarily due to a reduction in gross profit resulting from raw material price increases in both our professional and polymer segments and the strengthening of the euro and certain other foreign currencies against the U.S. dollar and its effect on our operating expenses. These factors were partially offset by a $3.8 million increase from the correction in the accounting treatment for equipment leased to certain customers and a $4.0 million gain on discontinued operations.

EBITDA:

EBITDA is a non-U.S. GAAP financial measure, and you should not consider EBITDA as an alternative to U.S. GAAP financial measures such as (a) operating profit or net profit as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with U.S. GAAP) as a measure of our ability to meet cash needs.

We believe that, in addition to cash flows from operating activities, EBITDA is a useful financial measurement for assessing liquidity as it provides management, investors, lenders and financial analysts with an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In addition, various covenants under our senior secured credit facilities are based on EBITDA, as adjusted pursuant to the provisions of those facilities.

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

	Three Months Ended
(dollars in thousands)	April 1, 2005	April 2, 2004
Net cash flows provided by (used in) operating activities	$(2,031)	$25,713
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	44,583	28,143
Changes in deferred income taxes	4,601	1,305
Gain from divestitures	4,604	1,983
Loss on property disposals	(2,648)	(407)
Depreciation and amortization expense	(47,095)	(48,049)
Amortization of debt issuance costs	(2,257)	(3,351)
Interest accreted on notes payable	(9,222)	(8,347)
Interest accrued on long-term receivables-related parties	908	752
Other	(5,320)	969

Net loss	(13,877)	(1,289)

Minority interests in net income of subsidiaries	100	79
Provision for (benefit from) income taxes	33	(241)
Interest expense, net	38,972	38,738
Depreciation and amortization expense	47,095	48,049

EBITDA	$72,323	$85,336

EBITDA decreased by $13.0 million, or 15.2%, to $72.3 million for the three months ended April 1, 2005, as compared to $85.3 million for the three months ended April 2, 2004, primarily due to a decrease in gross margin percentage resulting from raw material price increases in both our professional and polymer segments, partially offset by the effect of a correction in accounting treatment in the first quarter of 2005 for equipment leased to certain customers, which increased EBITDA by $5.8 million compared to the prior year period, each as indicated above.

Liquidity and Capital Resources

	Three Months Ended		Change
(dollars in thousands)	April 1, 2005	April 2, 2004	Amount	Percentage
Net cash provided by (used in) operating activities	$(2,031)	$25,713	$(27,744)	-107.9%
Net cash used in investing activities	(13,847)	(22,836)	8,989	-39.4%
Net cash provided by financing activities	20,012	2,118	17,894	844.9%
Capital expenditures	19,797	23,974	(4,177)	-17.4%

			Change
	April 1, 2005	December 31, 2004	Amount	Percentage
Cash and cash equivalents	$24,592	$28,413	$(3,821)	-13.4%
Working capital (1)	442,562	407,701	34,861	8.6%
Total debt	1,622,258	1,626,593	(4,335)	-0.3%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•	The decrease in net cash flows provided by operating activities during the three months ended April 1, 2005 compared to the prior year period was primarily due to changes in operating assets and liabilities, the gain on disposal of discontinued operations and the change in deferred income taxes.

•	The decrease in net cash used in investing activities during the three months ended April 1, 2005 compared to the prior year period was primarily due to a $4.2 million reduction in expenditures for property, plant and equipment and computer software and a $4.3 million increase in proceeds from divestitures and cash proceeds from property disposals completed during the three months ended April 1, 2005. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures. We may make significant cash expenditures in the next few years in an effort to further capitalize on anticipated revenue growth and cost savings opportunities.

•	The increase in net cash flows used in financing activities during the three months ended April 1, 2005 compared to the prior year period was primarily due to increased borrowings under JDI’s short-term revolving credit facilities.

•	The increase in net working capital during the three months ended April 1, 2005 compared to the prior year period was due to a $44.7 million decrease in accounts payable, resulting from an $11.8 million reduction in related party payables and a four day reduction in average days in trade accounts payable, and a $15.4 million increase in inventories resulting from our seasonal build in inventory levels, partially offset by a $25.2 million reduction in accounts receivable resulting from a five day decrease in days sales outstanding as collection activities improved.

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

The JDI senior secured credit facilities were amended in August 2003, February 2004 and April 2005. The amendments, among other things, reduced the interest rate payable with respect to specified tranches of debt under the credit facilities, thereby reducing borrowing costs over the remaining life of the credit facilities. In addition, the amendments increased specified credit limits and changed various financial covenants and administrative requirements to provide us with greater flexibility to operate our business and to complete the integration of the DiverseyLever acquisition.

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

As of April 1, 2005, excluding indebtedness held by JDI, Holdings only indebtedness consisted of $282 million in senior discount notes. As of April 1, 2005, Holdings’ subsidiaries had total indebtedness of about $1.3 billion, consisting of $591million of JDI senior subordinated notes, $697 million of borrowings under the JDI senior secured credit facilities, $2.0 million of other long-term borrowings and $50.2 million in short-term credit lines. In addition, we had $196 million in operating lease commitments, $3.7 million in capital lease commitments and $7.3 million committed under letters of credit that expire in 2005 and 2006.

JDI and some of its subsidiaries have the capacity to borrow additional funds under the JDI senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of April 1, 2005, JDI had $63.1 million in borrowings under the revolving portion of the JDI senior secured credit facilities and had the ability to borrow $255 million under those revolving facilities. Of this amount, we believe JDI would have been able to borrow $60.1 million and still be in compliance with the financial covenants set forth in the JDI senior secured credit facilities and the indentures for the JDI senior subordinated notes.

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

On April 8, 2005, JDI amended its senior secured credit facilities. This amendment allowed JDI to borrow additional funds under the U.S. dollar portion of the term loan B and to repay the entire euro portion. In addition, the interest rate applicable to the U.S. dollar-based debt was reduced, thereby reducing JDI’s borrowing cost over the credit facilities’ remaining term. The amendment also changed certain financial covenants and administrative requirements to provide us with greater operating flexibility for future growth.

Off-Balance Sheet Arrangements JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), JDI’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As of April 1, 2005 and December 31, 2004, JDI’s total potential for securitization of trade receivables was $150,000.

As of April 1, 2005 and December 31, 2004, the Conduit held $107,600 and $130,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of April 1, 2005 and December 31, 2004, JDI had a retained interest of $137,444 and $135,304, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the three months ended April 1, 2005, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 3.72% per annum, which is significantly lower than our incremental borrowing rate.

Under the terms of the JDI senior secured credit facilities, JDI must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the JDI senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI may enter into may not exceed $200 million in the aggregate.

Financial Covenants under Our Senior Secured Credit Facilities

Under the amended terms of the JDI senior secured credit facilities, we are subject to certain financial covenants. The most restrictive covenants under the JDI senior secured credit facilities require JDI to meet the following targets and ratios. The following financial covenants have been updated to reflect the April 8, 2005 amendment to the JDI senior secured credit facilities.

Maximum Leverage Ratio. JDI is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) JDI’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under the Receivables Facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using a weighted-average exchange rate for the relevant fiscal six-month period to (2) JDI’s consolidated EBITDA, as defined in the JDI senior secured credit facilities, for that same financial covenant period.

The JDI senior secured credit facilities require that JDI maintain a leverage ratio of no more than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Maximum Leverage Ratio
March 31, 2005	3.75 to 1
June 30, 2005	4.00 to 1
September 30, 2005	3.50 to 1
December 31, 2005	3.25 to 1
March 31, 2006	3.25 to 1
June 30, 2006	3.25 to 1
September 30, 2006	3.00 to 1
December 31, 2006	3.00 to 1
March 31, 2007	3.25 to 1
June 30, 2007	3.25 to 1
September 30, 2007	3.00 to 1
December 31, 2007	3.00 to 1
March 31, 2008	3.25 to 1
June 30, 2008	3.25 to 1
September 30, 2008	3.00 to 1
December 31, 2008	3.00 to 1
March 31, 2009	3.25 to 1
June 30, 2009	3.25 to 1
September 30, 2009 and thereafter	3.00 to 1

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

The JDI senior secured credit facilities require that JDI maintain an interest coverage ratio of no less than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set forth below:

Minimum Interest Coverage Ratio
March 31, 2005	3.25 to 1
June 30, 2005 and thereafter	3.50 to 1

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on April 1, 2005, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. The JDI senior secured credit facilities prohibit JDI from making capital expenditures during any calendar year in an amount exceeding $150,000. As of April 1, 2005, JDI was in compliance with the limitation on capital expenditures for fiscal year 2005.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of spending on restructuring and integration-related activities in 2004 and 2005 to $145 million in the aggregate. As of April 1, 2005, JDI was in compliance with the limitation on spending on restructuring and integration-related activities for fiscal years 2004 and 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of April 1, 2005, JDI had $697 million of debt outstanding under the JDI senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under its credit facilities, $231 million of the debt outstanding remained subject to variable rates. In addition, as of April 1, 2005, JDI had $50.2 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

CEO & CFO Certifications. Attached as exhibits 31.1 and 31.2 to this quarterly report are certifications of the CEO and the CFO required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This portion of our quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for our controls evaluation and for Rule 13a-14 of the Exchange Act, which requires that the CEO and CFO disclose that information to our Audit Committee and to our independent registered public accounting firm, and report on that information and related matters in this section of the quarterly report. In the professional accounting literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on our ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in professional accounting literature as a particularly serious reportable condition whereby the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the controls evaluation, and in each case, if an issue was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls are effective to ensure that material information relating to JohnsonDiversey, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective in providing reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP. In addition, no change in our internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and JDI are party to various legal proceedings in the ordinary course of our business which may, from time to time, include product liability, intellectual property, contract, environmental and tax claims as well as government or regulatory agency inquiries or investigations. We believe that, taking into account our insurance and reserves and the valid defenses with respect to legal matters currently pending against us and JDI, the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

JOHNSONDIVERSEY HOLDINGS, INC.

Date: May 16, 2005	/s/ JOSEPH F. SMORADA
Joseph F. Smorada, Vice President and Chief Financial Officer

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.