Form 10-Q
period 2005-07-01
JOHNSONDIVERSEY HOLDINGS INC
filed 2005-08-11
CIK 1262768

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

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

There is no public trading market for the registrant’s common stock. As of August 5, 2005, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully complete integration and synergy plans, including the achievement of cost and tax savings;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets, and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	July 1, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,639	$28,413
Accounts receivable, less allowance of $26,568 and $29,881, respectively	507,158	524,669
Accounts receivable – related parties	37,302	31,148
Inventories	288,311	281,752
Deferred income taxes	23,772	24,458
Other current assets	120,373	112,390

Total current assets	1,002,555	1,002,830
Property, plant and equipment, net	507,345	566,961
Capitalized software, net	101,459	112,229
Goodwill, net	1,177,068	1,267,350
Other intangibles, net	367,357	408,433
Deferred income taxes	123,498	116,070
Long-term receivables – related parties	92,902	96,269
Other assets	89,046	72,540

Total assets	$3,461,230	$3,642,682

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$132,567	$92,704
Current portion of long-term debt	6,925	8,286
Accounts payable	330,687	364,559
Accounts payable – related parties	64,270	65,309
Accrued expenses	374,557	413,664

Total current liabilities	909,006	944,522

Pension and other post-retirement benefits	277,018	278,890
Long-term borrowings	1,490,086	1,525,603
Long-term payables – related parties	28,610	28,695
Other liabilities	64,665	73,637

Total liabilities	2,769,385	2,851,347

Commitments and contingencies (Note 17)	—	—
Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	596,667	596,667

Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	—	—
Retained earnings (accumulated deficit)	(18,081)	2,028
Accumulated other comprehensive income	113,556	192,981
Notes receivable from officers	(297)	(341)

Total stockholders’ equity	95,178	194,668

Total liabilities, class B common stock and stockholders’ equity	$3,461,230	$3,642,682

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$839,423	$784,177	$1,622,100	$1,534,462
Sales agency fee income	30,130	25,549	51,813	48,443

	869,553	809,726	1,673,913	1,582,905
Cost of sales	505,772	448,847	981,929	881,924

Gross profit	363,781	360,879	691,984	700,981
Selling, general and administrative expenses	290,563	275,032	576,350	552,969
Research and development expenses	17,962	18,576	35,593	37,019
Restructuring expenses	4,712	2,498	8,108	7,550

Operating profit	50,544	64,773	71,933	103,443
Other (income) expense:				—
Interest expense	52,599	40,190	93,145	80,052
Interest income	(2,538)	(830)	(4,112)	(1,954)
Other expense, net	13	4,668	174	6,783

Income (loss) from continuing operations before income taxes and minority interests	470	20,745	(17,274)	18,562
Provision for income taxes	1,722	8,999	1,755	8,445

Income (loss) from continuing operations before minority interests	(1,252)	11,746	(19,029)	10,117
Minority interests in net income (loss) of subsidiaries	(214)	82	(114)	161

Income (loss) from continuing operations	(1,038)	11,664	(18,915)	9,956
Income from discontinued operations, net of income taxes of $0, $634, $0 and $947 (Note 6)	—	1,839	4,000	2,258

Net income (loss)	$(1,038)	$13,503	$(14,915)	$12,214

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	July 1, 2005	July 2, 2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(14,915)	$12,214
Adjustments to reconcile net income (loss) to net cash provided by operating activities–
Depreciation and amortization	78,751	75,009
Amortization of intangibles	16,607	17,628
Amortization and write-off of debt issuance costs	16,498	6,644
Interest accreted on notes payable	(1,865)	16,380
Interest accrued on long-term receivables - related parties	18,598	(1,823)
Deferred income taxes	(7,153)	(3,113)
Gain on disposal of discontinued operations	(4,000)	(989)
(Gain) loss from divestitures	9	(2,044)
Loss on property disposals	3,541	762
Other	3,977	165
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable securitization	6,000	47,700
Accounts receivable	(27,982)	(44,397)
Inventories	(24,299)	(16,051)
Other current assets	(5,687)	(16,512)
Other assets	(31,103)	2,396
Accounts payable and accrued expenses	(35,235)	3,201
Other liabilities	16,522	(11,525)

Net cash provided by operating activities	8,264	85,645
Cash flows from investing activities:
Capital expenditures	(31,119)	(39,012)
Expenditures for capitalized computer software	(10,562)	(12,828)
Cash from property disposals	2,279	2,621
Acquisitions of businesses	(1,680)	(3,801)
Proceeds from divestitures	5,571	48,757

Net cash used in investing activities	(35,511)	(4,263)
Cash flows from financing activities:
Proceeds from short-term borrowings	45,532	41,145
Repayments of long-term borrowings	(9,215)	(96,575)
Payment of debt issuance costs	(1,703)	(1,337)
Dividends paid	(5,115)	(7,897)

Net cash provided by (used in) financing activities	29,499	(64,664)

Effect of exchange rate changes on cash and cash equivalents	(5,026)	(15,031)

Change in cash and cash equivalents	(2,774)	1,687
Beginning balance	28,413	24,543

Ending balance	$25,639	$26,230

Supplemental cash flows information
Cash paid during the period:
Interest	$54,296	$53,731
Income taxes	13,420	7,517

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2005

(unaudited)

1.	Description of the Company

JohnsonDiversey Holdings, Inc. (“Holdings” or the “Company”) directly owns all of the shares of JohnsonDiversey, Inc. (“JDI”), except for one share which is owned by S.C. Johnson & Son, Inc. (“SCJ”). The Company is a holding company and its sole business interest is the ownership and control of JDI and its subsidiaries. JDI is comprised of a Professional Business and a Polymer Business. The Professional Business is a global marketer and manufacturer of commercial, industrial and institutional building maintenance and sanitation products. The Polymer Business is a global marketer and manufacturer of polymer intermediates marketed to the printing and packaging, coatings, adhesives and related industries.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of July 1, 2005 and its results of operations and cash flows for the three and six month periods ended July 1, 2005 have been included. The results of operations for the three and six month periods ended July 1, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Effective with the second quarter of 2005, the Company reclassified additional fees related to partial terminations under the Master Sales Agency Agreement from selling, general and administrative expenses to sales agency fee income to properly classify operating profit. Prior year amounts have been reclassified from other (income) expense to sales agency fee income for consistency. In addition, associated intangible impairment from prior years has been reclassified from other (income) expense to selling, general and administrative expenses. See Note 4 below.

Certain other prior period amounts have been reclassified to conform with current period presentation.

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

3.	New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The accounting provisions of SFAS No. 123R will be effective for the Company in the first quarter of fiscal year 2006. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company will adopt the provisions of SFAS No. 123R using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation, among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period. The Company is in the

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2005

(unaudited)

process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial condition, results of operations or cash flows.

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

4.	Master Sales Agency Terminations

In connection with the May 2002 acquisition of the DiverseyLever business, JDI entered into a Master Sales Agency Agreement (the “Agreement”) with Unilever, whereby the Company acts as exclusive sales agent in the sale of Unilever’s consumer brand products to various institutional and industrial end-users. At acquisition, the Company assigned an intangible value to the Agreement of $13,000.

An agency fee is paid by Unilever to JDI in exchange for its sales agency services. An additional fee is payable by Unilever to JDI in the event that conditions for full or partial termination of the Agreement are met. JDI elected, and Unilever agreed, to partially terminate the Agreement in several territories resulting in payment by Unilever to the Company of additional fees of $6,359 and $2,872 during the three months ended July 1, 2005 and July 2, 2004, respectively; and $7,169 and $2,872 during the six months ended July 1, 2005 and July 2, 2004, respectively, which are included in sales agency fee income in each period presented.

In association with a partial termination in the three months ended July 2, 2004, the Company recorded intangible impairment of $387, which is included in selling, general and administrative expenses.

5.	Lease Accounting Adjustment

In the first quarter of 2005, the Company identified inconsistencies in its accounting treatment for equipment leased to a European-based customer. Further analysis concluded that such leases should primarily be accounted for as sales-type capital leases rather than as operating leases. The cumulative impact of the correction was recorded by the Company in the three months ended April 1, 2005. The Company concluded that the impact of the accounting error was not significant to its current year, prior year and prior quarter consolidated financial position, results of operations or cash flows and, as such, does not require restatement of prior year amounts. Below is a summary of the adjustment with increases to key measures in the consolidated statements of operations for the three months ended April 1, 2005 and the six months ended July 1, 2005:

Net sales	$15,333
Gross profit	5,764
Operating profit	5,764
Net income	3,770

6.	Divestiture of the Whitmire Micro-Gen Business

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2005

(unaudited)

Effective with the second quarter of 2004, Whitmire, which was included in the Company’s professional segment, has been classified as a discontinued operation in the consolidated statements of operations with the prior periods restated. No adjustments or restatements for discontinued operations have been made to the consolidated balance sheets and consolidated statements of cash flows due to the immaterial impact of the divestiture for the periods presented.

The purchase agreement also provided for additional earnout provisions based on future Whitmire net sales, for which the Company recorded $4,000 during the three month period ended April 1, 2005. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

Income, net of tax, and net sales from discontinued operations were $1,839 and $9,295, respectively, for the three month period ended July 2, 2004, and $2,258 and $18,688, respectively, for the six month period ended July 2, 2004.

7.	Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary of JDI. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. As of July 1, 2005 and December 31, 2004, JDI’s total potential for securitization of trade receivables was $150,000.

As of July 1, 2005 and December 31, 2004, the Conduit held $136,300 and $130,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

As of July 1, 2005 and December 31, 2004, JDI had a retained interest of $136,714 and $135,404, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

8.	Income Taxes

During the six months ended July 1, 2005, the Company reported a negative effective income tax rate of 10.2% on taxable losses. The negative effective income tax rate resulted from certain tax reporting entities with low income tax benefit reporting losses, while other profitable tax reporting entities reported income tax expense generally at or near their statutory tax rate. The tax benefit on U.S. losses for the six months ended July 1, 2005, was offset by incremental income tax expense due to repatriation of earnings from international operations. An increased valuation allowance has been provided at July 1, 2005 against tax loss carryforwards of international operations which resulted in additional income tax expense. These increases to income tax expense have been partially offset by a tax expense benefit from the realization of previously un-benefited foreign tax credits. Accordingly, the Company had a negative effective tax rate for the period.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2005

(unaudited)

9.	Inventories

The components of inventories are summarized as follows:

	July 1, 2005	December 31, 2004
Raw materials and containers	$68,427	$71,835
Finished goods	219,884	209,917

Total inventories	$288,311	$281,752

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $26,548 and $25,573 on July 1, 2005 and December 31, 2004, respectively.

10.	Indebtedness and Credit Arrangements

On April 8, 2005, JDI amended its senior secured credit facilities. This amendment allowed JDI to borrow additional funds under the U.S. dollar portion of the term loan B and to repay the entire euro portion. In addition, the interest rate spread applicable to the U.S. dollar-based debt was reduced from LIBOR plus 225 basis points to LIBOR plus 175 basis points, thereby reducing JDI’s borrowing cost over the credit facilities’ remaining term. The amendment also changed certain financial covenants and administrative requirements to provide JDI with greater operating flexibility.

As a result of fully repaying the euro-based portion of the term loan B, the Company recorded additional interest expense of $9,447 due to ineffectiveness of EURIBOR-based interest swap agreements and $3,563 for the write-off of capitalized debt issuance costs.

11.	Restructuring Liabilities

During fiscal years 2002 and 2003, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). During the six months ended July 1, 2005, the Company paid cash of $697 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balances associated with the exit plans were $793 and $1,490 as of July 1, 2005 and December 31, 2004, respectively.

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business, primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal years 2002 and 2003, in connection with these acquisition related restructuring plans, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. The Company recognized net liabilities of $3,229 and $2,686, for the involuntary termination of 81 and 74 additional pre-acquisition employees and $52 and $97 for additional other restructuring costs during the three months ended July 1, 2005 and July 2, 2004, respectively; and $6,133 and $7,405, for the involuntary termination of 117 and 153 additional pre-acquisition employees and $544 and $145 for additional other restructuring costs during the six months ended July 1, 2005 and July 2, 2004, respectively. The Company’s acquisition-related restructuring plans provide for the planned termination of 794 pre-acquisition employees, of which 494 and 464 were actually terminated as of July 1, 2005 and December 31, 2004, respectively. Net liabilities recognized by the Company in connection with such planned terminations were recorded as restructuring expenses in accordance with SFAS No. 146.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2005

(unaudited)

During the second quarter of 2005, the Company eliminated certain management positions and recognized net liabilities of $1,431 in accordance with SFAS No. 146. These do not pertain to the acquisition related restructuring plans and are therefore disclosed as “Other Restructuring Plans” in the table below.

	Acquisition-Related Restructuring Plans			Other Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of December 31, 2004	$7,197	$321	$7,518	$—	$—	$—
Liability recorded as restructuring expense	2,904	492	3,396	—	—	—
Cash paid [1]	(2,771)	(262)	(3,033)	—	—	—

Liability balances as of April 1, 2005	$7,330	$551	$7,881	$—	$—	$—
Liability recorded as restructuring expense	3,229	52	3,281	1,431	—	1,431
Cash paid [1]	(4,021)	(85)	(4,106)	(135)	—	(135)

Liability balances as of July 1, 2005	$6,538	$518	$7,056	$1,296	$—	$1,296

[1]	Cash paid includes the effects of foreign exchange rates.

12.	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Foreign currency translation loss	$18,997	$567	$23,628	$2,841
Forward contracts (gain) loss	(18,821)	(129)	(23,367)	594
Loss on hyperinflationary country foreign currency translations	—	3,106	—	2,221
Loss on non-recoverable sales tax assessment related to prior years	—	972	—	972
Other, net	(163)	152	(87)	155

	$13	$4,668	$174	$6,783

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2005

(unaudited)

13.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and six month periods ended July 1, 2005 and July 2, 2004 are as follows:

	Defined Pension Benefits
	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Service cost	$7,719	$7,793	$16,177	$15,169
Interest cost	8,237	6,793	16,744	13,301
Expected return on plan assets	(7,737)	(5,057)	(15,634)	(9,964)
Amortization of net loss	2,227	1,706	4,329	3,328
Amortization of transition obligation	62	65	128	125
Amortization of prior service credit	(68)	(21)	(144)	(41)

Net periodic pension cost	$10,440	$11,279	$21,600	$21,918

	Other Post-Employment Benefits
	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Service cost	$827	$882	$1,671	$1,764
Interest cost	1,213	1,220	2,442	2,441
Amortization of net loss	186	139	375	278
Amortization of transition obligation	72	72	144	144
Amortization of prior service cost	12	9	25	18

Net periodic benefit cost	$2,310	$2,322	$4,657	$4,645

The Company made contributions to its material defined pension benefit plans of $8,075 and $22,543, during the three months ended July 1, 2005 and July 2, 2004, respectively; and $15,156 and $34,965 during the six months ended July 1, 2005 and July 2, 2004, respectively. During the three and six months ended July 2, 2004, contributions relating to the acquisition of the DiverseyLever business were $6,189 and $7,259, respectively.

Certain of the Company’s United Kingdom based employees participate in a pension plan sponsored by SCJ, a related party. In March 2005, the Company and SCJ agreed to segregate the assets and liabilities of the plan resulting in the Company recording an additional minimum pension liability of approximately $4,300. At segregation, the projected benefit obligation, accumulated benefit obligation and market value of assets associated with the plan were $21,492, $19,251 and $14,951, respectively.

14.	Stock-Based Compensation

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2005

(unaudited)

Subsequent to June 29, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options subsequently vest over four years and have an exercise period of seven years from the date of grant.

The Company recorded compensation expense of $213 and $574 related to restricted stock and debt forgiveness during the three months ended July 1, 2005 and July 2, 2004, respectively; and $522 and $1,147 related to restricted stock and debt forgiveness during the six months ended July 1, 2005 and July 2, 2004, respectively.

The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income, as applicable, by approximately $4,962 and $4,420 for the three months ended July 1, 2005 and July 2, 2004, respectively; and $9,159 and $7,526 for the six months ended July 1, 2005 and July 2, 2004, respectively.

15.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended July 1, 2005 and July 2, 2004 was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss)	$(1,038)	$13,503	$(14,915)	$12,214
Foreign currency translation adjustments	(44,225)	(4,744)	(85,401)	(31,174)
Adjustments to minimum pension liability, net of tax	—	—	(3,009)	—
Unrealized gains on derivatives, net of tax	5,628	4,213	8,985	2,726

Total comprehensive income (loss)	$(39,635)	$12,972	$(94,340)	$(16,234)

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2005

(unaudited)

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2005

(unaudited)

18.	Segment Information

Business segment information is summarized as follows. Income statement measures include results from continuing operations only.

	Three Months Ended as of July 1, 2005
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$781,917	$93,887	$(6,251)	$869,553
Operating profit	41,558	9,062	(76)	50,544
Depreciation and amortization	45,793	2,470	—	48,263
Interest expense	43,642	255	8,702	52,599
Interest income	2,517	751	(730)	2,538
Total assets	3,349,615	236,310	(124,695)	3,461,230
Goodwill, net	1,161,407	2,049	13,612	1,177,068
Capital expenditures, including capitalized computer software	20,902	982	—	21,884

	Three Months Ended as of July 2, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$733,327	$81,705	$(5,306)	$809,726
Operating profit	55,003	9,770	—	64,773
Depreciation and amortization	42,359	2,361	—	44,720
Interest expense	32,210	116	7,864	40,190
Interest income	834	234	(238)	830
Total assets	3,361,631	219,580	(117,100)	3,464,111
Goodwill, net	1,163,769	2,096	13,612	1,179,477
Capital expenditures, including capitalized computer software	26,703	1,163	—	27,866

	Six Months Ended as of July 1, 2005
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,502,360	$183,474	$(11,921)	$1,673,913
Operating profit	53,620	18,389	(76)	71,933
Depreciation and amortization	90,342	5,016	—	95,358
Interest expense	75,430	332	17,383	93,145
Interest income	4,072	1,371	(1,331)	4,112
Total assets	3,349,615	236,310	(124,695)	3,461,230
Goodwill, net	1,161,407	2,049	13,612	1,177,068
Capital expenditures, including capitalized computer software	39,821	1,860	—	41,681

	Six Months Ended as of July 2, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$1,429,311	$164,543	$(10,949)	$1,582,905
Operating profit	79,890	23,553	—	103,443
Depreciation and amortization	87,902	4,735	—	92,637
Interest expense	63,704	249	16,099	80,052
Interest income	1,919	440	(405)	1,954
Total assets	3,361,631	219,580	(117,100)	3,464,111
Goodwill, net	1,163,769	2,096	13,612	1,179,477
Capital expenditures, including capitalized computer software	49,359	2,481	—	51,840

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the three and six months ended July 1, 2005, net sales increased by $59.8 million and $91.0 million, respectively, from the same period in the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, our second quarter net sales increased by 3.8% compared to the second quarter of 2004. As a result, our 2005 year-to-date net sales were up 2.2% from the same period in the prior year.

	Three Months Ended			Six Months Ended
(dollars in thousands)	July 1, 2005	July 2, 2004	Change	July 1, 2005	July 2, 2004	Change
Net sales	$869,553	$809,726	7.4%	$1,673,913	$1,582,905	5.7%
Variance due to:
Foreign currency exchange	—	29,998			57,973
Acquisitions and divestitures	(1,309)	(3,131)		(2,188)	(4,865)

	(1,309)	26,867		(2,188)	53,108

	$868,244	$836,593	3.8%	$1,671,725	$1,636,013	2.2%

We have continued to show net sales growth, primarily due to price increases taking hold in all business sectors and global geographic areas, and expansion of developing markets in the Asia Pacific and Latin America regions. In North America, one of our largest markets, net sales showed a strong improvement of 6.3% for the second quarter (1.9% for the year-to-date) compared to the prior year period, reversing the recent trend of flat to declining revenues. The North America sales growth was primarily attributable to pricing actions and more than offset regional challenges of industry consolidation and changes in customer purchase practices. The price increases were introduced globally late in 2004 and in the first half of 2005 in direct response to rising raw material costs. For the most part, these increases have been accepted in the marketplace and are expected to be sustainable. In Asia Pacific, net sales increased by 4.4% and 5.7% for the quarter and year-to-date, respectively, primarily due to growth in China and India. In Latin America, net sales increased by 8.6% and 8.8% for the quarter and year-to-date, respectively, primarily due to improved economic conditions and growth in distributor markets, the food and beverage business and the lodging sector, as well as through key customer wins in Mexico and Brazil. Sales in our polymer segment increased 12.7% for the second quarter (9.7% for the year-to-date), primarily due to the aforementioned price increases.

In our European region, which also includes the Middle East and Africa, excluding sales agency fee income, net sales were flat for the quarter and year-to-date compared to the prior year period, primarily due to softening economies in key countries and continuing consolidation in key market sectors, including distribution, building service contractors and food and beverage. In addition, competitive conditions have weakened our ability to implement across-the-board price increases. These factors were partially offset by sales growth in Central Europe, Eastern Europe, Africa and the Middle East and a correction in accounting treatment for certain equipment leases which increased Europe’s first quarter 2005 net sales by $15.3 million compared to the same period in the prior year.

Consistent with our experience over the past 12 months, our gross profit percentages have declined in both business segments compared to the same period in the prior year. As a result of the pricing actions described above, however, the professional segment gross profit percentage for the second quarter of fiscal year 2005 improved 120 basis points compared to the first quarter of fiscal year 2005 and 230 basis points compared to the fourth quarter of fiscal year 2004. The polymer segment quarter gross profit percentage for the second quarter of fiscal year 2005 decreased 140 basis points compared to the first quarter of fiscal year 2005, but increased 250 basis points compared to the fourth quarter of fiscal year 2004. While our pricing actions have assisted in improving our gross profit percentage, they have not been able to offset the unprecedented increases in key raw material costs and sales mix shift to lower margin products. Our gross profit percentages for selected fiscal quarters are set forth below:

	Three Months Ended
	July 1, 2005	April 1, 2005	December 31, 2004	July 2, 2004
Consolidated	41.8%	40.8%	39.6%	44.6%

Professional	43.7%	42.5%	41.4%	46.1%
Polymer	24.9%	26.3%	22.4%	30.2%

The reductions in gross profit for the second quarter of fiscal year 2005 compared to the second quarter of fiscal year 2004 were most evident in our polymer segment where raw material costs continued to escalate, driven by the impact of higher crude oil and natural gas costs on key fuel feedstocks, as well as industry cyclical factors that caused demand to outstrip supply for certain raw materials. In addition, increased crude oil and natural gas costs negatively affected our floorcare business where acrylic based polymers are common in product formulations. We also experienced escalating freight and transportation costs in North America, which are attributable to the rise in crude oil prices and changes in U.S. transportation legislation that have reduced carrier availability.

We are continuing to implement a mix of general and selective price increases to recover, to the fullest extent possible, increases in raw material costs. These price increases require time to take hold and consequently will lag, to some degree, the impact from rising raw material costs. Raw material costs, however, continue to rise and, in addition to further pricing actions, will be addressed through cost reduction initiatives.

In April 2005, JDI amended its senior secured credit facilities. This amendment allowed JDI to borrow additional funds under the U.S. dollar portion of the term loan B and to repay the entire euro portion of the term loan B. In addition, the interest rate applicable to the U.S. dollar-based debt was reduced; thereby reducing JDI’s borrowing cost over the credit facilities’ remaining term. The amendment also changed certain financial covenants and administrative requirements to provide us with greater operating flexibility.

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete a fair value impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). There were no known impairments or indicators of impairment identified during the three and six-month periods ended July 1, 2005 or July 2, 2004 that had a material impact on our financial position, results of operations or cash flows.

Three Months Ended July 1, 2005 Compared to Three Months Ended July 2, 2004

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	July 1, 2005	July 2, 2004	Amount	Percentage
Net product and service sales:
Professional	$751,787	$707,778	$44,009	6.2%
Polymer (1)	87,636	76,399	11,237	14.7%

	839,423	784,177	55,246	7.0%
Sales agency fee income	30,130	25,549	4,581	17.9%

	$869,553	$809,726	$59,827	7.4%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $28.7 million ($27.4 million for the professional segment and $1.3 million for the polymer segment) to the increase in net product and service sales.

•	Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, consolidated net sales increased 3.8% compared to the same period in the prior year.

•	Excluding the foreign currency impact and sales agency fee income, professional segment net sales increased 2.3% compared to the same period in the prior year. The net sales growth was primarily due to price increases taking hold in all business sectors and global geographic areas and expansion of key developing markets in the Asia Pacific and Latin America regions.

•	In North America, net sales showed strong improvement of 6.3% compared to the prior year period, reversing the recent trend of flat to declining revenues. The North America sales growth was primarily attributable to pricing actions and more than offset regional challenges of industry consolidation and changes in customer purchase practices.

•	In Europe, net sales were flat compared to the prior year period, primarily due to softening economies in key countries and continuing consolidation in key market sectors, including distribution, building service contractors and food and beverage. In addition, competitive conditions have weakened our ability to implement across-the-board price increases. These factors were partially offset by sales growth in Central Europe, Eastern Europe, Africa and the Middle East.

•	In Asia Pacific, net sales have increased 4.4% compared to the prior year period, primarily due to growth in China and India.

•	In Latin America, net sales increased 8.6% compared to the prior year period, primarily due to improved economic conditions and growth in distributor markets, the food and beverage business and the lodging sector, as well as through key customer wins in Mexico and Brazil.

•	Excluding the foreign currency impact, polymer segment net sales increased by $9.9 million, or 12.7%, compared to the prior year period, primarily due to price increases in response to the significant rise in raw material costs experienced over the past year.

•	Excluding a $1.3 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under our sales agency agreement with Unilever increased $3.3 million, or 12.4%, compared to the prior year period, primarily due to partial termination fees for certain European territory sales agency agreements ($6.4 million), which offset the impact of certain brand disposals by Unilever that affected the European and Asia Pacific markets in the prior year.

Gross Profit:

	Three Months Ended		Change
	July 1, 2005	July 2, 2004	Amount	Percentage
Professional	$341,993	$337,784	$4,209	1.2%
Polymer	21,788	23,095	(1,307)	-5.7%

	363,781	360,879	2,902	0.8%

Gross profit as a percentage of net sales:
Professional	43.7%	46.1%
Polymer	24.9%	30.2%

	41.8%	44.6%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profit by $16.3 million ($15.9 million for the professional segment and $0.4 million for the polymer segment) compared to the prior year period.

•	The reductions in gross profit continued to be most evident in our polymer segment, where our products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, costs for all of which are partially dependent on the price of crude oil and natural gas. Costs for styrene, a key raw material in our polymer business, are currently at or near their peak levels and are expected to remain in this cost range into the near future. Another contributor to the rise in raw material costs is a cyclical mismatch in demand and supply for certain key materials in the marketplace. In addition, as costs have increased, the polymer segment has also trended toward a change in product mix, with customers substituting lower margin products for specialty polymers.

•	In our professional segment, the primary driver of the gross profit decline was the effect of increased crude oil and natural gas prices on raw material costs in our floorcare business, where acrylic based polymers are common in product formulations, and increased prices on certain other key raw materials. The segment was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. To a lesser extent, gross profit has been impacted by a change in product and services mix, reflecting a relative increase in lower margin sales to our food and beverage sector, which is not expected to continue, and a strategic shift towards increased solutions selling, which has a different business model than most of our operations. These negative influences were partially offset by the effect of partial termination fees under JDI’s sales agency agreement with Unilever in certain European territories, which increased gross profit by $6.4 million compared to the prior year period.

•	We are continuing to implement a mix of general and selective price increases to recover, to the fullest extent possible, increases in raw material costs. These price increases require time to take hold and consequently will lag, to some degree, the impact from rising raw material costs. Raw material costs, however, continue to rise and, in addition to further pricing actions, will be addressed through cost reduction initiatives.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	July 1, 2005	July 2, 2004	Amount	Percentage
Selling, general and administrative expenses	$290,563	$275,032	$15,531	5.6%
Research and development expenses	17,962	18,576	(614)	-3.3%
Restructuring expenses	4,712	2,498	2,214	88.6%

	$313,237	$296,106	$17,131	5.8%

As a percentage of net sales:
Selling, general and administrative expenses	33.4%	34.0%
Research and development expenses	2.1%	2.3%
Restructuring expenses	0.5%	0.3%

	36.0%	36.6%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $9.4 million ($9.0 million in selling, general and administrative expenses, $0.3 million in research and development expenses and $0.1 million in restructuring expenses) compared to the prior year period.

•	Selling, general and administrative expenses as a percentage of net sales improved 60 basis points compared to the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses increased $6.5 million compared to the prior year period with inflationary pressures partially offset by a reduction in risk insurance accruals ($2.1 million) and cost savings resulting from our synergy, integration and cost containment programs.

•	Excluding the impact of foreign currency, restructuring expenses increased $2.1 million compared to the prior year period, primarily due to $1.4 million of severance costs related to the elimination of certain management positions during the three months ended July 1, 2005.

Restructuring and Integration:

A summary of all costs associated with the restructuring and integration program for the three months ended July 1, 2005 and the three months ended July 2, 2004 is outlined below. The reserve balance shown below reflects the aggregate reserves for all restructuring and integration projects.

	Three Months Ended
(dollars in thousands)	July 1, 2005	July 2, 2004
Reserve balance at beginning of period	$9,027	$25,457
Exit costs recorded as purchase accounting adjustments	—	—
Restructuring costs charged to income	4,712	2,498
Liability adjustments	—	(3,891)
Payments of accrued costs	(4,594)	(15,044)

Reserve balance at end of period	$9,145	$9,020

Period costs classified as selling, general and administrative expenses	$6,208	$5,805
Capital expenditures	6,777	11,927

•	During the three months ended July 1, 2005, we recorded $4.7 million of restructuring costs and $6.2 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe as we continued to consolidate our operations and IT ERP system platforms.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	July 1, 2005	July 2, 2004	Amount	Percentage
Interest expense	$52,599	$40,190	$12,409	30.9%
Interest income	(2,538)	(830)	(1,708)	205.8%

Net interest expense	50,061	39,360	10,701	27.2%
Other expense, net	13	4,668	(4,655)	-99.7%

•	Net interest expense increased compared to the prior year period, primarily due to the ineffectiveness of the JDI EURIBOR-based interest swap agreements ($9.4 million) and the write-off of unamortized debt issuance costs ($3.6 million) arising from fully repaying the euro portion of the JDI term loan B in connection with the April 2005 amendment to the JDI senior secured credit facilities, partially offset by a reduction in the interest rate spread on the JDI term loan B resulting from the amendment and higher interest income from short-term investments.

•	Other expense, net, decreased compared to the prior year period, primarily due to lower net losses from foreign currency translation and transactions and a prior year gain on a non-recoverable sales tax assessment.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	July 1, 2005	July 2, 2004	Amount	Percentage
Income from continuing operations, including minority interests, before income taxes and discontinued operations	$684	$20,663	$(19,979)	-96.7%
Provision for income taxes	1,722	8,999	(7,277)	-80.9%
Effective income tax rate	251.8%	43.6%

•	During the three months ended July 1, 2005, we reported an effective income tax rate of 251.8%. The high effective income tax rate resulted from a number of reasons. Certain tax reporting entities with low income tax benefit reported losses during the second quarter of 2005 while other profitable tax reporting entities reported income tax expense generally at or near their statutory tax rate. The tax benefit on U.S. losses for the three months ended July 1, 2005 was offset by incremental income tax expense due to repatriation of earnings from international operations. An increased valuation allowance has been provided at July 1, 2005 against tax loss carryforwards of international operations which resulted in additional income tax expense. These increases to income tax expense have been partially offset by a tax expense benefit from the realization of previously un-benefited foreign tax credits.

•	For the three months ended July 2, 2004, foreign tax reporting entities that reported income recorded income tax expense at a rate higher than the U.S. statutory income tax rate. Certain tax reporting entities that reported losses were not able to claim the full tax benefit for their losses; however, most loss reporting entities were able to claim income tax benefit at or near the U.S. statutory income tax rates.

Net Income:

Net income decreased by $14.5 million, or 107.7%, to a net loss of $1.0 million for the three months ended July 1, 2005 compared to net income of $13.5 million for the three months ended July 2, 2004, primarily due to an increase in interest expense resulting from ineffective interest rate swap agreements ($9.4 million), the write-off of unamortized debt issuance costs ($3.6 million) associated with the April 2005 amendment to JDI’s senior secured credit facilities, as well as raw material cost increases in both our professional and polymer segments. Price increases introduced late in 2004 and the first half of 2005 have not been able to fully offset these rising raw material costs. These factors were partially offset by the impact of our cost savings initiatives and the net effect of the strengthening of the euro and certain other foreign currencies against the U.S. dollar.

Our net loss for the three months ended July 1, 2005 was $6.1 million less than the $5.1 million net income for JDI, primarily due to additional interest expense on our senior discount notes ($9.4 million), partially offset by a lower provision for income taxes ($3.3 million).

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

	Three Months Ended
(dollars in thousands)	July 1, 2005	July 2, 2004
Net cash flows provided by operating activities	$10,295	$59,932
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	57,201	7,045
Changes in deferred income taxes	2,552	1,808
Gain from divestitures	(613)	1,050
Loss on property disposals	(893)	(355)
Depreciation and amortization expense	(48,263)	(44,588)
Amortization of debt issuance costs	(14,241)	(3,293)
Interest accreted on notes payable	11,087	(8,033)
Interest accrued on long-term receivables-related parties	(19,506)	1,071
Other	1,343	(1,134)

Net income (loss)	(1,038)	13,503
Minority interests in net income (loss) of subsidiaries	(214)	82
Provision for income taxes	1,722	9,633
Interest expense, net	50,061	39,360
Depreciation and amortization expense	48,263	44,588

EBITDA	$98,794	$107,166

EBITDA decreased by $8.4 million, or 7.8%, compared to the same period in the prior year, primarily due to raw material cost increases in both our professional and polymer segments. Price increases introduced late in 2004 and the first half of 2005 have not been able to fully offset rising raw material costs, but the increases have been partially offset by the impact of cost savings initiatives and the net effect of the strengthening of the euro and certain other foreign currencies against the U.S. dollar.

Six Months Ended July 1, 2005 Compared to Six Months Ended July 2, 2004

Net Sales:

	Six Months Ended		Change
(dollars in thousands)	July 1, 2005	July 2, 2004	Amount	Percentage
Net product and service sales:
Professional	$1,450,547	$1,380,868	$69,679	5.0%
Polymer (1)	171,553	153,594	17,959	11.7%

	1,622,100	1,534,462	87,638	5.7%
Sales agency fee income	51,813	48,443	3,370	7.0%

	$1,673,913	$1,582,905	$91,008	5.7%

(1)	Excludes inter-segment sales to the professional segment

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $55.6 million ($52.7 million for the professional segment and $2.9 million for the polymer segment) to the increase in net product and service sales compared to the prior year period.

•	Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, consolidated net sales increased 2.2% compared to the prior year period.

•	Excluding the foreign currency impact and sales agency fee income, professional segment net sales increased 1.2% compared to the prior year period. The net sales growth was primarily due to price increases taking hold in all business sectors and global geographic areas and expansion of key developing markets in Asia Pacific and Latin America.

•	In North America, net sales showed strong improvement of 1.9% for the year-to-date compared to the prior year, reversing a recent trend of flat to declining revenues. The North America sales growth was primarily attributable to pricing actions and has more than offset regional challenges of industry consolidation and changes in customer purchase practices.

•	In Europe, net sales were flat for the year-to-date compared to the prior year period, primarily due to softening economies in key countries and continuing consolidation in key market sectors, including distribution, building service contractors, and food and beverage. In addition, competitive conditions have weakened our ability to implement across the board price increases. These factors were partially offset by growth in Central Europe, Eastern Europe, Africa and the Middle East and a correction in accounting treatment for certain equipment leases which increased Europe’s first quarter 2005 net sales by $15.3 million compared to the same period in the prior year.

•	In Asia Pacific, net sales have increased 5.7% for the year-to-date compared to the prior year period, primarily due to growth in China and India.

•	In Latin America, net sales grew by 8.8% for the year-to-date compared to the prior year period, as a result of improved economic conditions and growth in distributor markets, the food and beverage business and the lodging sector, as well as through key customer wins in Mexico and Brazil.

•	Excluding the foreign currency impact, polymer segment net sales increased by $15.1 million, or 9.7%, compared to the prior year period, primarily due to price increases in response to the significant rise in raw material costs experienced over the past year.

•	Excluding a $2.4 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under our sales agency agreement with Unilever increased $1.0 million, or 1.9%, compared to the prior year, primarily due to partial termination fees for certain European territory sales agency agreements ($7.2 million), which offset the impact of certain brand disposals by Unilever that affected the European and Asia Pacific markets in the prior year.

Gross Profit:

	Six Months Ended		Change
	July 1, 2005	July 2, 2004	Amount	Percentage
Professional	$648,107	$650,271	$(2,164)	-0.3%
Polymer	43,877	50,710	(6,833)	-13.5%

	691,984	700,981	(8,997)	-1.3%

Gross profit as a percentage of net sales:
Professional	43.1%	45.5%
Polymer	25.6%	33.0%

	41.3%	44.3%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profit by $28.5 million ($27.6 million for the professional segment and $0.9 million for the polymer segment) compared to the prior year period.

•	The reductions in gross profit continued to be most evident in our polymer segment, where our products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, costs for all of which are partially dependent on the price of crude oil and natural gas. Costs for styrene, a key raw material in our polymer business, are currently at or near peak levels and are expected to remain in this cost range into the near future. Another contributor to the rise in raw material costs is a cyclical mismatch in demand and supply for certain key materials in the marketplace. In addition, as costs have increased, the polymer segment has also trended toward a change in product mix, with customers substituting lower margin products for specialty polymers.

•	In our professional segment, the primary driver of the gross profit decline was the effect of increased crude oil and natural gas prices on raw material costs in our floorcare business, where acrylic based polymers are common in product formulations, and increased prices on certain other key raw materials. The segment was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. To a lesser extent, gross profit has been impacted by a change in product and services mix, reflecting a relative increase in lower margin sales to our food and beverage sector, which is not expected to continue, and a strategic shift towards increased solutions selling, which has a different business model than most of our business. These negative influences were partially offset by the effect of a correction in accounting treatment in the first quarter of 2005 for certain equipment leased to customers in Europe, which increased gross profit by $5.8 million compared to the prior year period, and partial termination fees in certain European territories, which increased gross profit by $7.2 million.

•	We are continuing to implement a mix of general and selective price increases to recover, to the fullest extent possible, increases in raw material costs. These price increases require time to take hold and consequently will lag, to some degree, the impact from rising raw material costs. Raw material costs, however, continue to rise and, in addition to further pricing actions, will be addressed through cost reduction initiatives.

Operating Expenses:

	Six Months Ended		Change
(dollars in thousands)	July 1, 2005	July 2, 2004	Amount	Percentage
Selling, general and administrative expenses	$576,350	$552,969	$23,381	4.2%
Research and development expenses	35,593	37,019	(1,426)	-3.9%
Restructuring expenses	8,108	7,550	558	7.4%

	$620,051	$597,538	$22,513	3.8%

As a percentage of net sales:
Selling, general and administrative expenses	34.4%	34.9%
Research and development expenses	2.1%	2.3%
Restructuring expenses	0.5%	0.5%

	37.0%	37.7%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $18.5 million ($17.5 million in selling, general and administrative expenses, $0.7 million in research and development expenses and $0.3 million in restructuring expenses) compared to the prior year period.

•	Selling, general and administrative expenses as a percentage of net sales have improved 50 basis points compared to the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses increased $5.8 million compared to the prior year period, with inflationary pressures partially offset by a reduction in risk insurance accruals of $2.1 million and cost savings resulting from our synergy, integration and cost containment programs.

•	Excluding the impact of foreign currency, restructuring expenses increased $0.3 million compared to the prior year period, primarily due to $1.4 million in severance costs related to the elimination of certain management positions during the three months ended July 1, 2005, partially offset by a reduction in the remaining restructuring expenses related to the DiverseyLever acquisition.

Restructuring and Integration:

A summary of all costs associated with the restructuring and integration program for the six months ended July 1, 2005, the six months ended July 2, 2004 and since the DiverseyLever acquisition, which occurred in May 2002, is outlined below. The reserve balance shown below reflects the aggregate reserves for all restructuring and integration projects.

	Six Months Ended		Total Project to Date May 4, 2002 - July 1, 2005
(dollars in thousands)	July 1, 2005	July 2, 2004
Reserve balance at beginning of period	$9,008	$34,798	$—
Exit costs recorded as purchase accounting adjustments	—	—	80,574
Restructuring costs charged to income	8,108	7,550	61,198
Liability adjustments	—	(4,040)	(4,337)
Payments of accrued costs	(7,971)	(29,288)	(128,290)

Reserve balance at end of period	$9,145	$9,020	$9,145

Period costs classified as cost of sales	$—	$—	$4,878
Period costs classified as selling, general and administrative expenses	12,994	9,676	112,994
Capital expenditures	12,512	12,724	122,930

•	During fiscal years 2002, 2003 and 2004, in connection with the May 2002 acquisition of the DiverseyLever business, we recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. We also developed plans to restructure certain facilities that we owned prior to the acquisition of the DiverseyLever business, primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business.

•	During the six months ended July 1, 2005, we recorded $8.1 million of restructuring costs and $13.0 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe as we continued to consolidate our operations and IT ERP system platforms.

Non-Operating Results:

	Six Months Ended		Change
(dollars in thousands)	July 1, 2005	July 2, 2004	Amount	Percentage
Interest expense	$93,145	$80,052	$13,093	16.4%
Interest income	(4,112)	(1,954)	(2,158)	110.4%

Net interest expense	89,033	78,098	10,935	14.0%
Other expense, net	174	6,783	(6,609)	-97.4%

•	Net interest expense increased compared to the prior year period, primarily due to the ineffectiveness JDI’s EURIBOR-based interest swap agreements ($9.4 million) and the write-off of unamortized debt issuance costs ($3.6 million) arising from fully repaying the euro portion of the JDI term loan B in connection with the April 2005 amendment to the JDI senior secured credit facilities, partially offset by a reduction in the interest rate spread on the JDI term loan B resulting from the February 2004 and April 2005 amendments to JDI’s senior secured credit facilities and higher interest income from short-term investments.

•	Other expense, net, decreased compared to the prior year period, primarily due to lower net losses from foreign currency translation and transactions and a prior year gain on a non-recoverable sales tax assessment.

Income Taxes:

	Six Months Ended		Change
(dollars in thousands)	July 1, 2005	July 2, 2004	Amount	Percentage
(Loss) Income from continuing operations, including minority interests, before income taxes and discontinued operations	$(17,160)	$18,401	$(35,561)	-193.3%
Provision for income taxes	1,755	8,445	(6,690)	-79.2%
Effective income tax rate	-10.2%	45.9%

•	During the six months ended July 1, 2005, we reported a negative effective income tax rate of 10.2% on losses of $17,160, the result of certain tax reporting entities with low income tax benefit reporting losses during the first half of 2005 while other profitable tax reporting entities reported income tax expense generally at or near their statutory tax rate. The tax benefit on U.S. losses for the six months ended July 1, 2005 was offset by incremental income tax expense due to repatriation of earnings from international operations. An increased valuation allowance has been provided at July 1, 2005 against tax loss carryforwards of international operations which resulted in additional income tax expense. These increases to income tax expense have been partially offset by a tax expense benefit from the realization of previously un-benefited foreign tax credits. Accordingly, we had a negative effective tax rate for the period.

•	For the six months ended July 2, 2004, foreign tax reporting entities that reported income recorded income tax expense at a rate higher than the U.S. statutory income tax rate. Certain tax reporting entities that reported losses were not able to claim the full tax benefit for their losses; however, most loss reporting entities were able to claim income tax benefit at or near the U.S. statutory income tax rates.

Net Income:

Net income decreased by $27.1 million, or 222.1%, to a net loss of $14.9 million for the six months ended July 1, 2005 compared to net income of $12.2 million for the six months ended July 2, 2004, primarily due to an increase in interest expense resulting from ineffective interest rate swap agreements ($9.4 million) and the write-off of unamortized debt issuance costs ($3.6 million) associated with the April 2005 amendment to JDI’s senior secured credit facilities, as well as raw material cost increases in both our professional and polymer segments. Price increases introduced late in 2004 and the first half of 2005 have not been able to fully offset these rising raw material costs. These factors were partially offset by a $3.8 million increase from the correction in the accounting treatment for equipment leased to customers, a $4.0 million gain on discontinued operations, the impact of our cost savings initiatives and net effect of the strengthening of the euro and certain other foreign currencies against the U.S. dollar.

Our net loss for the six months ended July 1, 2005 was $12.2 million greater than the $2.7 million net loss for JDI, primarily due to additional interest expense on our senior discount notes ($18.7 million), partially offset by a lower provision for income taxes ($6.6 million).

EBITDA:

As discussed above, EBITDA should not be construed as a substitute for, and should be read together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA, for each of the periods for which EBITDA is presented.

	Six Months Ended
(dollars in thousands)	July 1, 2005	July 2, 2004
Net cash flows provided by operating activities	$8,264	$85,645
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	101,784	35,188
Changes in deferred income taxes	7,153	3,113
Gain from divestitures	3,991	3,033
Loss on property disposals	(3,541)	(762)
Depreciation and amortization expense	(95,358)	(92,637)
Amortization of debt issuance costs	(16,498)	(6,644)
Interest accreted on notes payable	1,865	(16,380)
Interest accrued on long-term receivables-related parties	(18,598)	1,823
Other	(3,977)	(165)

Net income (loss)	(14,915)	12,214
Minority interests in net income (loss) of subsidiaries	(114)	161
Provision for income taxes	1,755	9,392
Interest expense, net	89,033	78,098
Depreciation and amortization expense	95,358	92,637

EBITDA	$171,117	$192,502

EBITDA decreased by $21.4 million, or 11.1%, compared to the prior year period, primarily due to raw material cost increases in both our professional and polymer segments. Price increases introduced late in 2004 and the first half of 2005 have not been able to fully offset these rising raw material costs. These factors were partially offset by a $5.8 million increase from the correction in the accounting treatment for equipment leased to customers, a $4.0 million gain on discontinued operations, the impact of our cost savings initiatives and net effect of the strengthening of the euro and certain other foreign currencies against the U.S. dollar.

Liquidity and Capital Resources

	Six Months Ended		Change
(dollars in thousands)	July 1, 2005	July 2, 2004	Amount	Percentage
Net cash provided by operating activities	$8,264	$85,645	$(77,381)	-90.4%
Net cash used in investing activities	(35,511)	(4,263)	(31,248)	733.0%
Net cash provided by (used in) financing activities	29,499	(64,664)	94,163	-145.6%
Capital expenditures	41,681	51,840	(10,159)	-19.6%

			Change
	July 1, 2005	December 31, 2004	Amount	Percentage
Cash and cash equivalents	$25,639	$28,413	$(2,774)	-9.8%
Working capital (1)	437,815	407,701	30,114	7.4%
Total debt	1,629,578	1,626,593	2,985	0.2%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•	The decrease in net cash provided by operating activities during the six months ended July 1, 2005 compared to the prior year period was primarily due to the expansion of the accounts receivable securitization facility in the first quarter of 2004, changes in operating assets and liabilities, lower net income, and a gain on disposal of discontinued operations recognized in the first quarter of fiscal year 2005.

•	The increase in net cash used in investing activities during the six months ended July 1, 2005 compared to the prior year period was primarily due to the $46.0 million in proceeds received from the divestiture of Whitmire Microgen in June 2004 and a $10.2 million reduction in expenditures for property, plant and equipment and computer software. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures. We may make significant cash expenditures in the next few years in an effort to capitalize on cost savings opportunities.

•	Net cash provided by financing activities during the six months ended July 1, 2005 compared to net cash used in financing activities during the prior year period was primarily due to lower repayments of long-term debt, resulting from a reduction in cash provided by operating activities. In the first six months of fiscal year 2004, cash proceeds received from the expansion of the accounts receivable securitization program and the Whitmire divestiture were used to repay long-term debt.

•	The increase in net working capital during the six months ended July 1, 2005 compared to the prior year period was due to a $34.9 million decrease in accounts payable, resulting from an six-day reduction in average days in trade accounts payable, and a $6.6 million increase in inventories, resulting from our seasonal build in inventory levels, partially offset by a $11.4 million reduction in accounts receivable resulting from a three day decrease in days sales outstanding as collection activities improved.

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

The JDI senior secured credit facilities were amended in August 2003, February 2004 and April 2005. The amendments, among other things, reduced the interest rate spread on specified tranches of debt under the credit facilities, thereby reducing borrowing costs over the remaining life of the credit facilities. In addition, the amendments increased specified credit limits and changed various financial covenants and administrative requirements to provide us with greater operating flexibility. In addition, the April 2005 amendment allowed us to borrow additional funds under the U.S. dollar portion of the term loan B and to repay the entire euro portion.

As of July 1, 2005, excluding indebtedness held by JDI, Holdings only indebtedness consisted of $300 million in senior discount notes. As of July 1, 2005, Holdings’ subsidiaries had total indebtedness of about $1.3 billion, consisting of $571 million of JDI senior subordinated notes, $656 million of borrowings under the JDI senior secured credit facilities, $1.7 million of other long-term borrowings and $101 million in short-term credit lines. In addition, we had $205 million in operating lease commitments, $3.6 million in capital lease commitments and $7.3 million committed under letters of credit that expire in 2005 and 2006.

JDI and some of its subsidiaries have the capacity to borrow additional funds under the JDI senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of July 1, 2005, JDI had $31.2 million in borrowings under the revolving portion of the JDI senior secured credit facilities and had the ability to borrow $285 million under those revolving facilities. Of this amount, we believe JDI would have been able to borrow $105 million and still be in compliance with the financial covenants set forth in the JDI senior secured credit facilities and the indentures for the JDI senior subordinated notes.

We believe that the cash flows from operations, together with available cash, available borrowings under the JDI senior secured credit facilities and the proceeds from JDI’s receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. There can be no assurance, however, that we will be able to achieve the anticipated cost savings or that our substantial indebtedness will not adversely affect our financial condition.

Off-Balance Sheet Arrangements. JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), JDI’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As of July 1, 2005 and December 31, 2004, JDI’s total potential for securitization of trade receivables was $150,000.

As of July 1, 2005 and December 31, 2004, the Conduit held $136,300 and $130,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of July 1, 2005 and December 31, 2004, JDI had a retained interest of $136,714 and $135,304, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the six months ended July 1, 2005, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 3.99% per annum, which is significantly lower than our incremental borrowing rate.

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

The JDI senior secured credit facilities require that JDI maintain an interest coverage ratio of no less than 3.50 to 1 for all fiscal periods ended on or after June 30, 2005.

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on July 1, 2005, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. The JDI senior secured credit facilities prohibit JDI from making capital expenditures during any calendar year in an amount exceeding $150,000. As of July 1, 2005, JDI was in compliance with the limitation on capital expenditures for fiscal year 2005.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of spending on restructuring and integration-related activities in 2004 and 2005 to $145 million in the aggregate. As of July 1, 2005, JDI was in compliance with the limitation on spending on restructuring and integration-related activities for fiscal years 2004 and 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of July 1, 2005, JDI had $656 million of debt outstanding under the JDI senior secured credit facilities. After giving effect to the interest rate swap transactions that JDI has entered into with respect to some of the borrowings under its credit facilities, $437 million of the debt outstanding remained subject to variable rates. JDI also has entered into interest rate swap agreements with a notional value of €146 million that were related to the euro portion of the term loan B that was fully repaid in April 2005. As a result of the debt repayment, these interest rate swaps have been deemed ineffective and, therefore, must be marked-to-market at the end of each accounting period through the income statement. Because of certain intercompany funding arrangements, we believe that these swaps provide an economic hedge to the incremental debt use to finance the repayment. In addition, as of July 1, 2005, JDI had $101 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Evaluation of JohnsonDiversey Holdings’ Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls are effective to ensure that material information relating to JohnsonDiversey Holdings, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective in providing reasonable assurance that our financial statements are fairly presented in conformity with U.S. GAAP. In addition, no change in our internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JOHNSONDIVERSEY HOLDINGS, INC.

Date: August 11, 2005	/S/ JOSEPH F. SMORADA
Joseph F. Smorada, Vice President and Chief Financial Officer

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.