Form 10-Q
period 2005-09-30
JOHNSONDIVERSEY HOLDINGS INC
filed 2005-11-08
CIK 1262768

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no public trading market for the registrant’s common stock. As of November 4, 2005, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully complete integration and synergy plans, and in particular, our current restructuring program, including the achievement of cost and tax savings;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market, and the printing and packaging, coatings and plastics markets;

•	restraints on pricing flexibility due to competitive conditions in the professional and polymer markets;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities or war that impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,894	$28,413
Accounts receivable, less allowance of $26,706 and $29,881, respectively	502,688	524,669
Accounts receivable – related parties	37,048	31,148
Inventories	293,106	281,752
Deferred income taxes	23,629	24,458
Other current assets	124,486	112,390

Total current assets	1,004,851	1,002,830
Property, plant and equipment, net	495,477	566,961
Capitalized software, net	98,004	112,229
Goodwill, net	1,170,465	1,267,350
Other intangibles, net	358,888	408,433
Deferred income taxes	121,736	116,070
Long-term receivables – related parties	65,437	96,269
Other assets	83,882	72,540

Total assets	$3,398,740	$3,642,682

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$23,565	$92,704
Current portion of long-term debt	6,538	8,286
Accounts payable	334,255	364,559
Accounts payable – related parties	72,193	65,309
Accrued expenses	441,686	413,664

Total current liabilities	878,237	944,522
Pension and other post-retirement benefits	272,325	278,890
Long-term borrowings	1,454,245	1,525,603
Long-term payables – related parties	28,732	28,695
Other liabilities	63,231	73,637

Total liabilities	2,696,770	2,851,347
Commitments and contingencies (Note 19)	—	—
Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	596,667	596,667
Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	—	—
Retained earnings (accumulated deficit)	(15,868)	2,028
Accumulated other comprehensive income	121,361	192,981
Notes receivable from officers	(190)	(341)

Total stockholders’ equity	105,303	194,668

Total liabilities, class B common stock and stockholders’ equity	$3,398,740	$3,642,682

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$811,428	$761,430	$2,433,528	$2,295,892
Sales agency fee income	22,107	22,508	73,920	70,951

	833,535	783,938	2,507,448	2,366,843
Cost of sales	487,253	449,645	1,469,182	1,331,569

Gross profit	346,282	334,293	1,038,266	1,035,274
Selling, general and administrative expenses	274,594	271,195	850,944	824,119
Research and development expenses	17,425	18,387	53,018	55,406
Restructuring expenses	4,298	5,604	12,406	13,154

Operating profit	49,965	39,107	121,898	142,595
Other (income) expense:
Interest expense	39,318	39,175	132,463	119,227
Interest income	(2,203)	(2,250)	(6,315)	(4,204)
Other expense, net	451	1,544	625	8,372

Income (loss) from continuing operations before income taxes and minority interests	12,399	638	(4,875)	19,200
Provision for income taxes	10,147	1,686	11,902	10,131

Income (loss) from continuing operations before minority interests	2,252	(1,048)	(16,777)	9,069
Minority interests in net income (loss) of subsidiaries	39	(7)	(75)	154

Income (loss) from continuing operations	2,213	(1,041)	(16,702)	8,915
Income from discontinued operations, net of income taxes of $0, $11, $0 and $958 (Note 8)	—	(139)	4,000	2,119

Net income (loss)	$2,213	$(1,180)	$(12,702)	$11,034

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	September 30, 2005	October 1, 2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(12,702)	$11,034
Adjustments to reconcile net income (loss) to net cash provided by operating activities–
Depreciation and amortization	112,986	112,350
Amortization of intangibles	24,627	27,241
Amortization and write-off of debt issuance costs	17,839	9,851
Interest accreted on notes payable	28,099	24,943
Interest accrued on long-term receivables - related parties	(2,719)	(2,556)
Deferred income taxes	(5,398)	(17,250)
(Gain) loss on disposal of discontinued operations	1,198	(966)
Gain from divestitures	(4,000)	(1,791)
Loss on property disposals	2,724	212
Unrealized losses on operating activities	4,621	1,787
Other	2,792	848
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable securitization	10,100	(10,819)
Accounts receivable	(28,039)	40,600
Inventories	(30,294)	(26,968)
Other current assets	(18,106)	(12,264)
Other assets	7,432	4,327
Accounts payable and accrued expenses	37,648	24,885
Other liabilities	13,338	(29,611)

Net cash provided by operating activities	162,146	155,853
Cash flows from investing activities:
Capital expenditures	(50,713)	(63,335)
Expenditures for capitalized computer software	(13,853)	(21,757)
Cash from property disposals	2,879	5,825
Acquisitions of businesses	(4,222)	(4,646)
Proceeds from divestitures	23,200	48,254

Net cash used in investing activities	(42,709)	(35,659)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(62,730)	48,872
Repayments of long-term borrowings	(48,854)	(120,559)
Payment of debt issuance costs	(1,703)	(1,337)
Dividends paid	(5,235)	(10,204)

Net cash used in financing activities	(118,522)	(83,228)

Effect of exchange rate changes on cash and cash equivalents	(5,434)	(21,237)

Change in cash and cash equivalents	(4,519)	15,729
Beginning balance	28,413	24,543

Ending balance	$23,894	$40,272

Supplemental cash flows information
Cash paid during the period:
Interest	$64,047	$67,518
Income taxes	18,948	14,056

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of September 30, 2005 and its results of operations and cash flows for the three and nine month periods ended September 30, 2005 have been included. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Effective with the second quarter of 2005, the Company reclassified additional fees related to partial terminations under the JDI Master Sales Agency Agreement from selling, general and administrative expenses to sales agency fee income to properly reflect the operating profit. Prior year amounts have been reclassified from other (income) expense to sales agency fee income for consistency. In addition, associated intangible impairment from prior years has been reclassified from other (income) expense to selling, general and administrative expenses. See Note 4 below.

Certain other prior period amounts have been reclassified to conform with current period presentation.

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

3.	New Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154 “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements” and requires retrospective application to prior periods’ financial statements for a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of this standard, which is effective in fiscal year 2006, to have a material impact on its consolidated financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123R, which is effective for the Company in fiscal year 2006, is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

values. Pro forma disclosure is no longer an alternative. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The Company will adopt the provisions of SFAS No. 123R using a modified prospective application. Under the modified prospective application, SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation, among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period. The Company is in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on its consolidated financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43.” SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this standard, which is effective in fiscal year 2006, to have a material impact on its consolidated financial condition, results of operations or cash flows.

4.	Master Sales Agency Terminations

In connection with the May 2002 acquisition of the DiverseyLever business, JDI entered into a Master Sales Agency Agreement (the “Agreement”) with Unilever, whereby the Company acts as an exclusive sales agent in the sale of Unilever’s consumer brand products to various institutional and industrial end-users. At acquisition, the Company assigned an intangible value to the Agreement of $13,000.

An agency fee is paid by Unilever to JDI in exchange for its sales agency services. An additional fee is payable by Unilever to JDI in the event that conditions for full or partial termination of the Agreement are met. JDI elected, and Unilever agreed, to partially terminate the Agreement in several territories resulting in payment by Unilever to JDI of additional fees. In association with the partial terminations, JDI recognized sales agency fee income of $270 and $0 during the three months ended September 30, 2005 and October 1, 2004, respectively; and $7,439 and $2,872 during the nine months ended September 30, 2005 and October 1, 2004, respectively.

In September 2005, JDI and Unilever agreed to terminate a portion of the Agreement relating to certain product lines, effective January 2006. Such agreement was reached in anticipation of, and contingent on, the full replacement of the current Agreement with a new licensing agreement by December 2005. In conjunction with the expected termination, Unilever paid JDI $6,503 in September 2005. As of September 30, 2005, JDI recorded the payment as deferred revenue, classified as a current liability on the consolidated balance sheet, which will be recognized in the consolidated statements of operations over the life of the relationship with Unilever.

5.	Lease Accounting Adjustment

In the first quarter of 2005, the Company identified inconsistencies in its accounting treatment for equipment leased to a European-based customer. Further analysis concluded that such leases should primarily be accounted for as sales-type capital leases rather than as operating leases. The cumulative impact of the correction was recorded by the Company in the three months ended April 1, 2005. The Company concluded that the impact of the accounting error was not significant to its current year, prior year and prior quarter consolidated financial position, results of operations or cash flows and, as such, does not require restatement of prior year amounts. Below is a summary of the adjustment with increases to key measures in the consolidated statements of operations for the three months ended April 1, 2005 and the nine months ended September 30, 2005:

Net sales	$15,333
Gross profit	5,764
Operating profit	5,764
Net income	3,770

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

6.	Long-Term Receivables

In September 2005, Unilever agreed to pay the Company for certain long-term receivables, including related accrued interest receivable, established through the acquisition of the DiverseyLever business in 2002. The Company and Unilever previously expected to settle these balances at the time that Unilever no longer held an equity position in the Company. The Company received $25,359, including interest of $4,502, and $3,576, including interest of $271, in partial settlement of the pension adjustment – fully funded and full settlement of the pension adjustment – EBITDA, respectively. The payments were recorded as reductions to long-term receivables – related parties in the consolidated balance sheet.

7.	Divestitures

In September 2005, the Company sold or agreed to sell its European commercial laundry operations in a two-phase transaction. In phase 1, which closed in September 2005, the Company sold its related operations in seven countries for $15,801, resulting in a realized gain of $2,824 ($429 after-tax). Net assets sold include an allocation of goodwill and other identifiable intangible assets of $5,725 and $1,838, respectively. In phase 2, the Company agreed to sell its remaining related operations in six additional countries not later than January 2007 for approximately $9,100. Effective September 2005, the Company designated the net assets associated with phase 2 as “held for sale”, as required by SFAS No. 144, and recorded an expected net loss of $5,651 ($4,721 after-tax). Net assets held for sale include an allocation of goodwill and other identifiable intangible assets of $6,619 and $1,329, respectively. The gross and net assets held for sale of $9,116, which include a write-down to net realizable value of $5,224, are not considered material and, as such, are not disclosed separately on the Company’s consolidated balance sheet. Net sales associated with these operations were approximately $37,264 and $23,656 for phase 1 and phase 2, respectively, for the year ended December 31, 2004.

In September 2005, the Company divested its Canadian commercial laundry operations for proceeds of $2,810, resulting in a realized gain of $1,475 ($1,199 after-tax). Net sales associated with this business was approximately $4,821 for the year ended December 31, 2004.

The divestiture of the commercial laundry operations in Europe and Canada were part of larger cash-flow-generating groups and do not represent separate reporting units or components as defined by SFAS No. 144. As such, the divestitures were not reported as discontinued operations. Further, the information is not readily available to determine, with adequate precision, net sales and net income associated with the divested businesses for the periods presented in the consolidated statements of operations.

The gains and losses associated with these divestiture activities are included as a component of selling, general and administrative expenses in the consolidated statement of operations.

8.	Divestiture of the Whitmire Micro-Gen Business

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

September 30, 2005

(unaudited)

The purchase agreement also provided for additional earnout provisions based on future Whitmire net sales, for which the Company recorded $4,000 during the three month period ended April 1, 2005. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

Income (loss), net of tax, and net sales from discontinued operations were ($139) and $0, respectively, for the three month period ended October 1, 2004, and $2,119 and $18,688, respectively, for the nine month period ended October 1, 2004.

9.	Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary of JDI. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. As of September 30, 2005 and December 31, 2004, JDI’s total potential for securitization of trade receivables was $150,000.

As of September 30, 2005 and December 31, 2004, the Conduit held $140,400 and $130,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

As of September 30, 2005 and December 31, 2004, JDI had a retained interest of $130,202 and $135,404, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

10.	Income Taxes

During the nine months ended September 30, 2005, the Company reported a negative effective income tax rate of 248.0% on losses of $4,800, the result of certain tax reporting entities with low income tax benefit reporting losses during the first nine months of 2005 while other profitable tax reporting entities reported income tax expense generally at or near their statutory tax rate. The Company recognized incremental income tax expense due to repatriation of earnings from international operations. An increased valuation allowance has been provided at September 30, 2005 against tax loss carryforwards of international operations which resulted in additional income tax expense. A tax benefit could not be claimed for book goodwill considered disposed as part of divestitures occurring in the nine months ended September 30, 2005. These increases to income tax expense have been partially offset by a tax benefit from the realization of previously un-benefited foreign tax credits.

11.	Inventories

The components of inventories are summarized as follows:

	September 30, 2005	December 31, 2004
Raw materials and containers	$73,758	$71,835
Finished goods	219,348	209,917

Total inventories	$293,106	$281,752

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $29,421 and $25,573 on September 30, 2005 and December 31, 2004, respectively.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

12.	Indebtedness and Credit Arrangements

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

As a result of fully repaying the euro-based portion of the term loan B, the Company recorded additional interest expense of $8,692 due to accumulated losses associated with EURIBOR-based interest swap agreements and $3,563 for the write-off of capitalized debt issuance costs. Subsequent to the repayment of the term B loan, gains of $1,089 were recognized on the ineffective EURIBOR-based interest swap agreements.

13.	Restructuring Liabilities

During fiscal years 2002 and 2003, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities (“exit plans”). During the nine months ended September 30, 2005, the Company paid cash of $914 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balances associated with the exit plans were $575 and $1,490 as of September 30, 2005 and December 31, 2004, respectively.

Additionally, the Company developed plans to restructure certain facilities that it owned prior to the acquisition of the DiverseyLever business, primarily for the purpose of eliminating redundancies resulting from the acquisition of the DiverseyLever business. During fiscal years 2002 and 2003, in connection with these acquisition related restructuring plans, the Company recorded liabilities for the involuntary termination of pre-acquisition employees and other restructuring costs associated with pre-acquisition facilities. The Company recognized net liabilities of $3,246 and $5,343, for the involuntary termination of 52 and 99 additional pre-acquisition employees and $0 and $261 for additional other restructuring costs during the three months ended September 30, 2005 and October 1, 2004, respectively; and $9,379 and $12,748, for the involuntary termination of 169 and 252 additional pre-acquisition employees and $544 and $406 for additional other restructuring costs during the nine months ended September 30, 2005 and October 1, 2004, respectively. The Company’s acquisition-related restructuring plans provide for the planned termination of 794 pre-acquisition employees, of which 564 and 464 were actually terminated as of September 30, 2005 and December 31, 2004, respectively. Net liabilities recognized by the Company in connection with such planned terminations were recorded as restructuring expenses in accordance with SFAS No. 146.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

During the second and third quarter of 2005, the Company eliminated certain management positions and recorded restructuring reserves of $2,483 for related severance payments in accordance with SFAS No. 146. As of September 30, 2005, after cash payments of $349, the Company had remaining restructuring reserves of $2,517. The activities do not pertain to the acquisition-related restructuring plans and are therefore disclosed as “Other Restructuring Plans” in the table below.

	Acquisition- Related Restructuring Plans			Other Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of December 31, 2004	$7,197	$321	$7,518	$—	$—	$—
Liability recorded as restructuring expense	2,904	492	3,396	—	—	—
Cash paid [1]	(2,771)	(262)	(3,033)	—	—	—

Liability balances as of April 1, 2005	$7,330	$551	$7,881	$—	$—	$—
Liability recorded as restructuring expense	3,229	52	3,281	1,431	—	1,431
Cash paid [1]	(4,021)	(85)	(4,106)	(135)	—	(135)

Liability balances as of July 1, 2005	$6,538	$518	$7,056	$1,296	$—	$1,296
Liability recorded as restructuring expense	3,246	—	3,246	1,052	—	1,052
Liability adjustments[2]	7	17	24	383	—	383
Cash paid [1]	(4,643)	(358)	(5,001)	(214)	—	(214)

Liability balances as of September 30, 2005	$5,148	$177	$5,325	$2,517	$—	$2,517

[1]	Cash paid includes the effects of foreign exchange rates.

[2]	Liability adjustments reflect revisions to previous acquisition-related restructuring plan assumptions and the reclassification of amounts previously recorded in other liabilities.

14.	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Foreign currency translation (gain) loss	$(2,959)	$1,344	$20,669	$4,185
Forward contracts (gain) loss	3,633	(630)	(19,734)	(36)
Loss on hyperinflationary country foreign currency translations	—	896	—	3,117
Loss on non-recoverable sales tax assessment related to prior years	(50)	137	(50)	1,109
Other, net	(173)	(203)	(260)	(3)

	$451	$1,544	$625	$8,372

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

15.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and nine month periods ended September 30, 2005 and October 1, 2004 are as follows:

	Defined Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Service cost	$8,091	$8,077	$24,359	$23,246
Interest cost	8,459	7,595	25,378	20,896
Expected return on plan assets	(7,858)	(6,616)	(23,573)	(16,580)
Amortization of net loss	2,157	1,237	6,472	4,565
Amortization of transition obligation	63	65	188	190
Amortization of prior service credit	(71)	(132)	(212)	(173)
Effect of curtailments and settlements	(2,054)	(1,130)	(2,440)	(1,130)
Effect of special termination benefits	183	—	183	—

Net periodic pension cost	$8,970	$9,096	$30,355	$31,014

	Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Service cost	$839	$576	$2,516	$2,340
Interest cost	1,224	947	3,673	3,388
Amortization of net loss	188	91	563	369
Amortization of transition obligation	72	71	215	215
Amortization of prior service cost	12	18	37	36

Net periodic benefit cost	$2,335	$1,703	$7,004	$6,348

The Company made contributions to its material defined pension benefit plans of $13,478 and $27,600, during the three months ended September 30, 2005 and October 1, 2004, respectively; and $28,634 and $62,600 during the nine months ended September 30, 2005 and October 1, 2004, respectively. During the nine months ended October 1, 2004, contributions relating to the acquisition of the DiverseyLever business were $28,600.

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

16.	Stock-Based Compensation

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

September 30, 2005

(unaudited)

Subsequent to June 29, 2001, the Plan was modified so that all awards granted under the Plan were stock option grants. Newly issued stock options subsequently vest over four years and have an exercise period of seven years from the date of grant.

The Company recorded compensation expense of $240 and $398 related to restricted stock and debt forgiveness during the three months ended September 30, 2005 and October 1, 2004, respectively; and $761 and $1,545 related to restricted stock and debt forgiveness during the nine months ended September 30, 2005 and October 1, 2004, respectively.

The pro forma impact of compensation expense if the Company had used the fair-value method of accounting to measure compensation expense would have reduced net income, as applicable, by approximately $4,403 and $4,407 for the three months ended September 30, 2005 and October 1, 2004, respectively; and $13,562 and $11,933 for the nine months ended September 30, 2005 and October 1, 2004, respectively.

17.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended September 30, 2005 and October 1, 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net income (loss)	$2,213	$(1,180)	$(12,702)	$11,034
Foreign currency translation adjustments	6,669	180	(78,732)	(30,994)
Adjustments to minimum pension liability, net of tax	(158)	—	(3,167)	—
Unrealized gains on derivatives, net of tax	1,294	396	10,279	3,122

Total comprehensive income (loss)	$10,018	$(604)	$(84,322)	$(16,838)

18.	Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

19.	Commitments and Contingencies

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

The Company has purchase commitments for materials, supplies, and property, plant and equipment entered into in the ordinary course of business. In the aggregate, such commitments are not in excess of current market prices. Additionally, the Company normally commits to some level of marketing related expenditures that extend beyond the fiscal period. These marketing expenses are necessary in order to maintain a normal course of business and the risk associated with them is limited. It is not expected that these commitments will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company maintains environmental reserves for remediation; monitoring and related expenses at one of its domestic facilities. While the ultimate exposure to further remediation expense at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position or results of operations.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. An estimate of costs has been made and maintained based on the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement for the acquisition. During September 2005, in connection with the closure of contamination and regulatory matters relative to certain sites, the Company released related reserves of $2,916 and recorded the adjustment to selling, general and administrative expenses in the consolidated statement of operations.

In August 2005, the Company and Unilever agreed to settle an indemnification claim relating to the Auto-Chlor business. The claim was made by the Company under the purchase agreement pursuant to which the Company acquired the DiverseyLever business. The settlement amount of $2,500, in respect of litigation costs, was paid by Unilever to JDI in August 2005 and was recorded as a reduction to selling, general and administrative expenses in the consolidated statement of operations. The indemnified costs were previously recorded as selling, general and administrative expenses in the consolidated statement of operations, substantially in various prior years.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

20.	Segment Information

Business segment information is summarized as follows. Statement of operations measures include results from continuing operations only.

	Three Months Ended as of September 30, 2005
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$747,378	$91,543	$(5,386)	$833,535
Operating profit	39,913	10,053	(1)	49,965
Depreciation and amortization	39,835	2,420	—	42,255
Interest expense	30,551	106	8,661	39,318
Interest income	2,185	914	(896)	2,203
Total assets	3,278,950	248,604	(128,814)	3,398,740
Goodwill, net	1,154,799	2,054	13,612	1,170,465
Capital expenditures, including capitalized computer software	21,242	1,643	—	22,885

	Three Months Ended as of October 1, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$706,893	$82,187	$(5,142)	$783,938
Operating profit	31,815	7,292	—	39,107
Depreciation and amortization	44,533	2,421	—	46,954
Interest expense	30,732	145	8,298	39,175
Interest income	2,251	338	(339)	2,250
Total assets	3,348,405	225,394	(118,874)	3,454,925
Goodwill, net	1,163,948	2,100	13,612	1,179,660
Capital expenditures, including capitalized computer software	32,535	717	—	33,252

	Nine Months Ended as of September 30, 2005
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$2,249,739	$275,016	$(17,307)	$2,507,448
Operating profit	93,532	28,443	(77)	121,898
Depreciation and amortization	130,178	7,435	—	137,613
Interest expense	105,981	438	26,044	132,463
Interest income	6,256	2,286	(2,227)	6,315
Total assets	3,278,950	248,604	(128,814)	3,398,740
Goodwill, net	1,154,799	2,054	13,612	1,170,465
Capital expenditures, including capitalized computer software	61,064	3,502	—	64,566

	Nine Months Ended as of October 1, 2004
	Professional	Polymer	Eliminations/ Other	Total Company
Net sales	$2,136,204	$246,730	$(16,091)	$2,366,843
Operating profit	111,748	30,847	—	142,595
Depreciation and amortization	132,435	7,156	—	139,591
Interest expense	94,435	395	24,397	119,227
Interest income	4,170	778	(744)	4,204
Total assets	3,348,405	225,394	(118,874)	3,454,925
Goodwill, net	1,163,948	2,100	13,612	1,179,660
Capital expenditures, including capitalized computer software	81,894	3,198	—	85,092

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

21.	Subsequent Event

On November 7, 2005, the Company’s Board of Directors approved a restructuring program, which is expected to take two to three years, and includes a redesign of the Company’s organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, not including planned divestitures. The Company is also considering the potential divestiture of or exit from certain non-core or underperforming businesses. The businesses being considered for divestiture, in the aggregate and if fully realized, have accounted for in excess of $500 million in net sales in the most recent twelve months, and include our Johnson Polymer operations.

The implementation of the restructuring program is expected to result in cumulative, pre-tax restructuring and other non-recurring period cash charges totaling between $345 and $370 million, including approximately $20 to $30 million in the fourth quarter of fiscal year 2005 and $150 to $175 million in fiscal year 2006. Over the duration of the restructuring program, the Company expects to incur approximately $195 to $210 million (pre-tax) in employee-related costs, including severance, pension and other termination benefits and approximately $150 to $160 million (pre-tax) in other associated costs, including facility closures, contract termination fees and costs related to the execution of the restructuring program. In addition, the Company expects to incur approximately $60 to $75 million (pre-tax) in non-cash asset write-downs and require capital expenditures of approximately $50 to $65 million, primarily for certain new manufacturing facilities supporting supply chain optimization and expansion in developing markets, and investment in continued ERP roll-out, business intelligence and customer-facing systems.

In connection with this program, the Company has requested the consent of its lenders to amend the senior secured credit facilities to provide financial flexibility and liquidity to execute its strategy. The proposed amendment may include changes to certain covenants, pricing, terms and conditions.

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

In the three and nine months ended September 30, 2005, net sales increased by $49.6 million and $141 million, respectively, from the same periods in the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, our net sales increased by 5.0% and 3.1%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in the prior year.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2005	October 1, 2004	Change	September 30, 2005	October 1, 2004	Change
Net sales	$833,535	$783,938	6.3%	$2,507,448	$2,366,843	5.9%
Variance due to:
Foreign currency exchange	—	11,073			69,046
Acquisitions and divestitures	(480)	(1,916)		(2,668)	(6,781)

	(480)	9,157		(2,668)	62,265

	$833,055	$793,095	5.0%	$2,504,780	$2,429,108	3.1%

We have continued to show net sales growth, primarily due to price increases taking hold in all business sectors and global geographic areas, expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East and partial terminations of JDI’s Master Sales Agency agreements with Unilever.

•	In North America, one of our largest markets, net sales showed a strong improvement of 8.1% for the third quarter (3.9% for the year-to-date) compared to the prior year periods, reversing the recent trend of flat to declining revenues. The North America sales growth was primarily attributable to key customer wins and pricing actions and has more than offset regional challenges of industry consolidation and changes in customer purchase practices. The price increases were introduced globally late in 2004 and continued into the first nine months of 2005 in direct response to rising raw material costs.

•	In our Europe, Africa and Middle East regions, net sales increased by 1.9% and 0.9% for the quarter and year-to-date, respectively, primarily due to growth in developing countries in Central and Eastern Europe, Africa and the Middle East and a correction in accounting treatment for certain equipment leases which increased Europe’s first quarter 2005 net sales by $15.3 million compared to the same period in the prior year. These favorable factors were partially offset by softening economies in key countries and continuing consolidation in key market sectors, including distribution, building service contractors and food and beverage.

•	In Asia Pacific, net sales increased by 6.3% and 5.9% for the quarter and year-to-date, respectively, primarily due to growth in China and India.

•	In Latin America, net sales increased by 10.0% and 10.6% for the quarter and year-to-date, respectively, primarily due to improved economic conditions and growth in distributor markets, the food and beverage business and the lodging sector.

•	In Japan, net sales have increased by 2.8% and 0.7% for the quarter and year-to-date, respectively, despite significant economic pressures. Sales in our polymer segment increased 11.9% and 10.4% for the quarter and year-to-date, respectively, primarily due to the aforementioned price increases.

•	In the nine-month period, we recognized a $4.6 million increase in partial termination fees associated with JDI’s Master Sales Agency Agreement with Unilever in certain European territories.

Our gross profit percentages have improved slightly in fiscal year 2005, but remain below prior year levels as recent pricing actions have not been able to fully offset the unprecedented increases in key raw material costs and transportation costs. Our gross profit percentages for the five most recent fiscal quarters are set forth below:

	Three Months Ended
	September 30, 2005	July 1, 2005	April 1, 2005	December 31, 2004	October 1, 2004
Consolidated	41.5%	41.8%	40.8%	39.6%	42.6%

Professional	43.3%	43.7%	42.5%	41.4%	44.5%
Polymer	26.2%	24.9%	26.3%	22.4%	25.3%

The professional segment gross profit percentage for the third quarter of fiscal year 2005 was flat as compared to the second quarter of fiscal year 2005, but has improved over the fourth quarter of fiscal year 2004 and the first quarter of fiscal year 2005 primarily due to the impact of targeted price increases. The reductions in professional segment gross profit for the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004 were primarily due to the continuing impact of increased crude oil and natural gas costs on our raw material costs. We also experienced escalating freight and transportation costs in North America, which are attributable to the rise in crude oil prices and changes in U.S. transportation legislation that have reduced carrier availability.

The polymer segment gross profit percentage for the third quarter of fiscal year 2005 increased 130 basis points compared to the second quarter of fiscal year 2005, and has also improved over the first half of fiscal year 2005. The impact of targeted price increases has largely offset the impact of higher crude oil and natural gas costs on key fuel feedstocks, and supply and demand imbalances for certain other raw materials which has negatively affected our costs.

We continue to be confronted with rising raw material costs and, in response, we continue to implement a mix of general and selective price increases to recover these costs, to the extent possible, and pursue further cost reduction initiatives.

A strong cash flow performance during the third quarter of fiscal year 2005 enabled us to pay down term borrowings under the JDI senior secured credit facilities. Total debt at September 30, 2005 decreased by $145 million compared to July 1, 2005, including $109 million in short-term borrowings. Improved cash flow generation from our operations was supplemented by cash proceeds from the divestiture of our European and Canadian commercial laundry businesses ($18.6 million) and through payments from Unilever to settle and/or partially settle pension adjustments related to the May 2002 acquisition of DiverseyLever ($28.9 million). In addition, JDI received a $6.5 million prepayment representing compensation for the termination of certain consumer packs under JDI’s Master Sales Agency Agreement with Unilever, which is expected to occur in January 2006.

In mid to late 2004, our industry and others began to be materially impacted by rapid increases in crude oil and natural gas costs. This trend has continued into 2005. In response to these structural changes in the raw materials market that have led to significant increases in our input costs, on November 7, 2005, our Board of Directors concluded that an operational restructuring of the Company is required and approved a restructuring program. This program, which is expected to take two to three years, includes a redesign of our organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, not including planned divestitures.

We are also considering the potential divestiture of or exit from certain non-core or underperforming businesses. The businesses being considered for divestiture, in the aggregate and if fully realized, have accounted for in excess of $500 million in net sales in the most recent twelve months, and include our Johnson Polymer operations. At the appropriate time, and as we progress through our Restructuring Program, we expect to implement additional growth initiatives focusing on our core businesses.

The implementation of the restructuring program is expected to result in cumulative, pre-tax restructuring and other non-recurring period cash charges totaling between $345 and $370 million, including approximately $20 to $30 million in the fourth quarter of fiscal year 2005 and $150 to $175 million in fiscal year 2006. Over the duration of the restructuring program, we expect to incur approximately $195 to $210 million (pre-tax) in employee-related costs, including severance, pension and other termination benefits and approximately $150 to $160 million (pre-tax) in other associated costs, including facility closures, contract termination fees and costs related to the execution of the restructuring program. In addition, we expect to incur approximately $60 to $75 million (pre-tax) in non-cash asset write-downs and require capital expenditures of approximately $50 to $65 million, primarily for certain new manufacturing facilities supporting our supply chain optimization and expansion in developing markets, and investment in continued ERP roll-out, business intelligence and customer-facing systems.

Annual savings associated with this restructuring program are expected to be approximately $150 to $175 million by the end of fiscal year 2008. There can be no assurance, however, that we will achieve anticipated cost savings.

In connection with our restructuring program, JDI has requested the consent of its lenders to amend its senior secured credit facilities to provide financial flexibility and liquidity to execute our strategy. The proposed amendment may include changes to certain covenants, pricing, terms and conditions. See the “Liquidity and Capital Resources” section for additional information.

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete a fair value impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we would prepare a future undiscounted cash flows analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). There were no known impairments or indicators of impairment identified during the three- and nine-month periods ended September 30, 2005 or October 1, 2004 that had a material impact on our financial position, results of operations or cash flows.

Three Months Ended September 30, 2005 Compared to Three Months Ended October 1, 2004

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	September 30, 2005	October 1, 2004	Amount	Percentage
Net product and service sales:
Professional	$725,271	$684,385	$40,886	6.0%
Polymer (1)	86,157	77,045	9,112	11.8%

	811,428	761,430	49,998	6.6%
Sales agency fee income	22,107	22,508	(401)	-1.8%

	$833,535	$783,938	$49,597	6.3%

(1)	Excludes inter-segment sales to the professional segment.

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $10.6 million to the increase in net product and service sales, primarily attributed to the professional segment.

•	Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, consolidated net sales increased 5.0% compared to the same period in the prior year.

•	Excluding the foreign currency impact and sales agency fee income, professional segment net sales increased 4.3% compared to the same period in the prior year. The net sales growth was primarily due to price increases taking hold in all business sectors and global geographic areas, and expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

•	In North America, net sales showed a strong improvement of 8.1% for the third quarter compared to the prior year period, continuing a trend of recent growth. The increase in net sales was primarily attributable to key customer wins and pricing actions, which have more than offset regional challenges of industry consolidation and changes in customer purchase practices.

•	In our Europe, Africa and Middle East region, net sales increased by 1.9% for the third quarter compared to the prior year period, primarily due to growth in developing countries in Central and Eastern Europe, Africa and the Middle East, partially offset by softening economies in key countries and continuing consolidation in key market sectors, including distribution, building service contractors and food and beverage.

•	In Asia Pacific, net sales increased by 6.3% for the third quarter compared to the prior year period, primarily due to growth in China and India.

•	In Latin America, net sales increased by 10.0% for the third quarter compared to the prior year period, primarily due to improved economic conditions and growth in distributor markets, the food and beverage business and the lodging sector.

•	In Japan, net sales increased by 2.8% for the third quarter despite significant economic pressures.

•	Excluding the foreign currency impact, polymer segment net sales increased by $9.2 million, or 11.9%, compared to the prior year period, primarily due to price increases in response to the significant rise in raw material costs experienced over the past year.

•	Excluding a $0.4 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under JDI’s Master Sales Agency Agreement with Unilever decreased by $0.8 million, or 3.7%, as compared to the prior year period

Gross Profit:

	Three Months Ended		Change
	September 30, 2005	October 1, 2004	Amount	Percentage
Professional	$323,708	$314,769	$8,939	2.8%
Polymer	22,574	19,524	3,050	15.6%

	346,282	334,293	11,989	3.6%

Gross profit as a percentage of net sales:
Professional	43.3%	44.5%
Polymer	26.2%	25.3%

	41.5%	42.6%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profit by $5.0 million compared to the prior year period, primarily attributable to the professional segment.

•

The reductions in professional segment gross profit for the third quarter of fiscal year 2005 compared to the third quarter of fiscal year 2004 were primarily due to the impact of increased crude oil and natural gas costs which negatively affected our floorcare business where acrylic based polymers are common in product formulations. The segment was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. To a lesser extent, gross profit has been impacted by a change in product and services mix, reflecting a relative increase in lower margin sales to our food and beverage sector, which is not expected to continue, and a strategic shift towards increased solutions selling, which has a different business model than most of our operations.

•	The polymer segment quarter gross profit percentage for the third quarter of fiscal year 2005 increased 90 basis points compared to the third quarter of fiscal year 2004. The impact of targeted price increases has largely offset the impact of higher crude oil and natural gas costs on key fuel feedstocks, as well as industry cyclical factors that caused demand to outstrip supply for certain raw materials. Polymer products are formulated from solvents, acrylates and resins that include propylene, ethylene and benzene, costs for all of which are partially dependent on the price of crude oil and natural gas. Costs for styrene, a key raw material in our polymer business, are currently at or near their peak levels and are expected to remain in this cost range in the near future. In addition, as costs have increased, the polymer segment has also moved towards a change in product mix, with customers substituting lower margin products for specialty polymers.

•	We continue to be confronted with rising raw material costs and, in response, we continue to implement a mix of general and selective price increases to recover these costs, to the extent possible, and pursue further cost reduction initiatives.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	September 30, 2005	October 1, 2004	Amount	Percentage
Selling, general and administrative expenses	$274,594	$271,195	$3,399	1.3%
Research and development expenses	17,425	18,387	(962)	-5.2%
Restructuring expenses	4,298	5,604	(1,306)	-23.3%

	$296,317	$295,186	$1,131	0.4%

As a percentage of net sales:
Selling, general and administrative expenses	32.9%	34.6%
Research and development expenses	2.1%	2.4%
Restructuring expenses	0.5%	0.7%

	35.5%	37.7%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $3.8 million compared to the prior year period.

•	Selling, general and administrative expenses as a percentage of net sales improved 170 basis points compared to the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses increased $0.2 million compared to the prior year period. The impact from cost containment and reduction programs, a settlement with Unilever related to indemnified legal costs ($2.5 million) and a change in estimate for environmental reserves ($2.9 million) based on updated exposure studies have offset general inflationary pressures, a loss on divestiture of the European and Canadian commercial laundry businesses ($1.4 million), certain employee separation costs ($3.6 million) and partial contract termination fees ($3.0 million).

•	Excluding the impact of foreign currency, restructuring expenses decreased $1.3 million compared to the prior year period, primarily due to the timing of employee severance and exit cost payments and the wind-down of activity related to the DiverseyLever acquisition integration.

Restructuring and Integration:

A summary of all costs associated with the restructuring and integration programs for the three months ended September 30, 2005 and October 1, 2004 is outlined below. The reserve balance shown below reflects the aggregate reserves for all restructuring and integration projects.

	Three Months Ended
(dollars in thousands)	September 30, 2005	October 1, 2004
Reserve balance at beginning of period	$9,145	$9,020
Exit costs recorded as purchase accounting adjustments	—	—
Restructuring costs charged to income	4,298	5,604
Liability adjustments	407	(140)
Payments of accrued costs	(5,433)	(6,560)

Reserve balance at end of period	$8,417	$7,924

Period costs classified as selling, general and administrative expenses	$9,824	$6,985
Capital expenditures	7,531	10,043

•	During the three months ended September 30, 2005, we recorded $4.3 million of restructuring costs and $9.8 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe as we continued to consolidate our operations and IT ERP system platforms and complete the integration of the acquired DiverseyLever business.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	September 30, 2005	October 1, 2004	Amount	Percentage
Interest expense	$39,318	$39,175	$143	0.4%
Interest income	(2,203)	(2,250)	47	-2.1%

Net interest expense	37,115	36,925	190	0.5%
Other expense, net	451	1,544	(1,093)	-70.8%

•	Other expense, net, decreased compared to the prior year period, primarily due to lower net losses from foreign currency translation and transactions.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	September 30, 2005	October 1, 2004	Amount	Percentage
Income from continuing operations, including minority interests, before income taxes and discontinued operations	$12,360	$645	$11,715	1816.3%
Provision for income taxes	10,147	1,686	8,461	501.8%
Effective income tax rate	82.1%	261.4%

•	During the three months ended September 30, 3005, we reported an effective tax rate of 82.1%. This effective tax is primarily due to incremental income tax expense related to repatriation of earnings from international operations and the inability to claim an income tax benefit for book goodwill considered disposed as part of divestitures occurring in the three months ended September 30, 2005.

•	For the three months ended October 1, 2004, we reported an effective tax rate of 261.4%. This effective tax rate resulted from lower pre-tax income, higher taxes on foreign income and an increase in the valuation allowance for foreign tax loss carryforwards.

Net Income:

Net income increased by $3.4 million, or 288%, to $2.2 million for the three months ended September 30, 2005 compared to a net loss of $1.2 million for the three months ended October 1, 2004, primarily due to an increase in gross profit and savings from synergy and cost reduction/containment programs, a settlement with Unilever related to indemnified legal costs ($2.5 million) and a change in estimate for environmental reserves ($2.9 million) based on an updated exposure studies have offset general inflationary pressures, partially offset by a loss on divestiture of the European and Canadian commercial laundry businesses ($1.4 million), certain employee separation costs ($3.6 million), partial contract termination fees ($3.0 million) and an increased provision for income taxes. Gross profit improvements were attributed to the strengthening of the euro and certain other foreign currencies against the U.S. dollar and price increases, which partially offset increased raw material costs.

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

	Three Months Ended
(dollars in thousands)	September 30, 2005	October 1, 2004
Net cash flows provided by operating activities	$153,882	$67,252
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(93,863)	(25,338)
Changes in deferred income taxes	(1,755)	14,137
Gain from divestitures	(1,189)	(276)
Loss on property disposals	817	550
Depreciation and amortization expense	(42,255)	(46,954)
Amortization of debt issuance costs	(1,341)	(3,207)
Interest accreted on notes payable	(29,964)	(8,563)
Interest accrued on long-term receivables-related parties	21,317	733
Unrealized (gains) losses	(4,340)	1,169
Other	904	(683)

Net income (loss)	2,213	(1,180)
Minority interests in net income (loss) of subsidiaries	39	(7)
Provision for income taxes	10,147	1,697
Interest expense, net	37,115	36,925
Depreciation and amortization expense	42,255	46,954

EBITDA	$91,769	$84,389

EBITDA increased by $7.4 million, or 8.7%, compared to the same period in the prior year, primarily due to an increase in gross profit and savings from synergy and cost reduction/containment programs. Gross profit improvements were attributed to the strengthening of the euro and certain other foreign currencies against the U.S. dollar and price increases, which partially offset increased raw material costs.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended October 1, 2004

Net Sales:

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2005	October 1, 2004	Amount	Percentage
Net product and service sales:
Professional	$2,175,819	$2,065,253	$110,566	5.4%
Polymer (1)	257,709	230,639	27,070	11.7%

	2,433,528	2,295,892	137,636	6.0%
Sales agency fee income	73,920	70,951	2,969	4.2%

	$2,507,448	$2,366,843	$140,605	5.9%

(1)	Excludes inter-segment sales to the professional segment.

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar contributed $66.2 million ($63.4 million for the professional segment and $2.8 million for the polymer segment) to the increase in net product and service sales compared to the prior year period.

•	Excluding the impact of foreign currency exchange rates and acquisitions and divestitures, consolidated net sales increased 3.1% compared to the prior year period.

•	Excluding the foreign currency impact and sales agency fee income, professional segment net sales increased 2.2% compared to the prior year period. The net sales growth was primarily due to price increases taking hold in all business sectors and global geographic areas, and expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

•	In North America, net sales showed an increase of 3.9% for the year-to-date compared to the prior year period, continuing a trend of recent growth. The increase in net sales was primarily attributable to key customer wins and pricing actions, which have more than offset regional challenges of industry consolidation and changes in customer purchase practices.

•	In our Europe, Africa and Middle East region, net sales increased by 0.9% for the year-to-date compared to the prior year period, primarily due to a correction in accounting treatment for certain equipment leases which increased Europe’s first quarter 2005 net sales by $15.3 million and growth in developing countries in Central and Eastern Europe, Africa and the Middle East. These favorable factors were partially offset by softening economies in key countries and continuing consolidation in key market sectors, including distribution, building service contractors and food and beverage.

•	In Asia Pacific, net sales increased by 5.9% for the year-to-date compared to the prior year period, primarily due to growth in China and India.

•	In Latin America, net sales increased by 10.6% for the year-to-date compared to the prior year period, primarily due to improved economic conditions and growth in distributor markets, the food and beverage business and the lodging sector.

•	In Japan, net sales are flat year-to-date despite significant economic pressures.

•	Excluding the foreign currency impact, polymer segment net sales increased by $24.3 million, or 10.4%, compared to the prior year period, primarily due to price increases in response to the significant rise in raw material costs experienced over the past year.

•	Excluding a $2.9 million increase from the strengthening of the euro and certain other foreign currencies against the U.S. dollar, net sales under JDI’s Master Sales Agency agreement with Unilever were flat as, compared to the prior year. The adverse impact of certain brand disposals by Unilever in the European and Asia Pacific markets over the past two years was offset by a $4.6 million increase in termination fees in certain European territories associated with JDI’s Master Sales Agency Agreement.

Gross Profit:

	Nine Months Ended		Change
	September 30, 2005	October 1, 2004	Amount	Percentage
Professional	$971,814	$965,040	$6,774	0.7%
Polymer	66,452	70,234	(3,782)	-5.4%

	1,038,266	1,035,274	2,992	0.3%

Gross profit as a percentage of net sales:
Professional	43.2%	45.2%
Polymer	25.8%	30.5%

	41.4%	43.7%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased gross profit by $33.5 million ($32.7 million for the professional segment and $0.8 million for the polymer segment) compared to the prior year period.

•

The reductions in professional segment gross profit for the year-to-date compared to the prior year were primarily due the impact of increased crude oil and natural gas costs which negatively affected our floorcare business where acrylic based polymers are common in product formulations. The segment was also adversely impacted by higher freight and transportation costs, primarily attributable to the rise in crude oil prices and changes in U.S. transportation legislation that has affected driver hours and carrier availability. To a lesser extent, gross profit has been impacted by a change in product and services mix, reflecting a relative increase in lower margin sales to our food and beverage sector, which is not expected to continue, and a strategic shift towards increased solutions selling, which has a different business model than most of our operations. These negative influences were partially offset by the effect of a correction in accounting treatment in the first quarter of 2005 for certain equipment leased to customers in Europe, which increased gross profit by $5.8 million compared to the prior year period, and partial termination fees associated with JDI’s Master Sales Agency Agreement with Unilever in certain European territories, which increased gross profit by $4.6 million.

•	We continue to be confronted with rising raw material costs and, in response, we continue to implement a mix of general and selective price increases to recover these costs, to the extent possible, and pursue further cost reduction initiatives.

Operating Expenses:

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2005	October 1, 2004	Amount	Percentage
Selling, general and administrative expenses	$850,944	$824,119	$26,825	3.3%
Research and development expenses	53,018	55,406	(2,388)	-4.3%
Restructuring expenses	12,406	13,154	(748)	-5.7%

	$916,368	$892,679	$23,689	2.7%

As a percentage of net sales:
Selling, general and administrative expenses	33.9%	34.8%
Research and development expenses	2.1%	2.3%
Restructuring expenses	0.5%	0.6%

	36.5%	37.7%

•	The strengthening of the euro and certain other foreign currencies against the U.S. dollar increased operating expenses by $21.7 million ($20.7 million in selling, general and administrative expenses, $0.7 million in research and development expenses and $0.3 million in restructuring expenses) compared to the prior year period.

•	Selling, general and administrative expenses as a percentage of net sales have improved 90 basis points compared to the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses increased $6.0 million compared to the prior year period, primarily due to general inflationary pressures, a loss on divestiture of the European and Canadian commercial laundry businesses ($1.4 million), and certain employee separation costs ($3.6 million) and partial contract termination fees ($3.0 million) incurred in the third quarter of fiscal year 2005. These increases have been partially offset by the impact from cost containment and reduction programs, a change in estimate for environmental reserves ($2.9 million) and risk insurance reserves ($2.1 million) based on updated exposure studies, and a settlement with Unilever related to indemnified legal costs ($2.5 million).

•	Excluding the impact of foreign currency, restructuring expenses decreased $1.1 million compared to the prior year period, primarily due to the timing of employee severance and exit cost payments and the wind-down of prior period reserves related to the DiverseyLever acquisition integration.

Restructuring and Integration:

A summary of all costs associated with the restructuring and integration programs for the nine months ended September 30, 2005, the nine months ended October 1, 2004 and since the DiverseyLever acquisition, which occurred in May 2002, is outlined below. The reserve balance shown below reflects the aggregate reserves for all restructuring and integration projects.

	Nine Months Ended		Total Project to Date May 4, 2002 - September 30, 2005
(dollars in thousands)	September 30, 2005	October 1, 2004
Reserve balance at beginning of period	$9,008	$34,798	$—
Exit costs recorded as purchase accounting adjustments	—	—	80,574
Restructuring costs charged to income	12,406	13,154	65,496
Liability adjustments	407	(4,180)	(3,930)
Payments of accrued costs	(13,404)	(35,848)	(133,723)

Reserve balance at end of period	$8,417	$7,924	$8,417

Period costs classified as cost of sales	$—	$—	$4,878
Period costs classified as selling, general and administrative expenses	22,818	16,661	122,818
Capital expenditures	20,043	22,767	130,461

•	During fiscal years 2002, 2003 and 2004, in connection with the May 2002 acquisition of the DiverseyLever business, we recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. We also developed plans to restructure certain facilities that we owned prior to the acquisition of the DiverseyLever business, primarily for the purpose of eliminating redundancies resulting from the acquisition.

•	During the nine months ended September 30, 2005, we recorded $12.4 million of restructuring costs and $22.8 million of selling, general and administrative expenses related to our restructuring and integration programs in our consolidated statement of income. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe as we continued to consolidate our operations and IT ERP system platforms and complete the integration of the acquired DiverseyLever business.

Non-Operating Results:

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2005	October 1, 2004	Amount	Percentage
Interest expense	$132,463	$119,227	$13,236	11.1%
Interest income	(6,315)	(4,204)	(2,111)	50.2%

Net interest expense	126,148	115,023	11,125	9.7%
Other expense, net	625	8,372	(7,747)	-92.5%

•	Net interest expense increased, compared to the prior year period, primarily due to one-time charges associated with repayment of the Euro portion of JDI’s term loan B in connection with an April 2005 amendment to the JDI senior secured credit facilities, including the write-off of accumulated losses associated with JDI’s EURIBOR-based interest swap agreements ($8.7 million) and the write-off of unamortized debt issuance costs ($3.6 million), partially offset by gains recognized on the ineffective EURIBOR-based interest swap agreements subsequent to the repayment of the JDI term B loan ($1.1 million), a reduction in the interest rate spread on the JDI term B loan resulting from the February 2004 and April 2005 amendments to JDI’s senior secured credit facilities and higher interest income from short-term investments.

•	Other expense, net, decreased, compared to the prior year period, primarily due to lower net losses from foreign currency translation and transactions and a prior year gain on a non-recoverable sales tax assessment.

Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2005	October 1, 2004	Amount	Percentage
(Loss) Income from continuing operations, including minority interests, before income taxes and discontinued operations	$(4,800)	$19,046	$(23,846)	-125.2%
Provision for income taxes	11,902	10,131	1,771	17.5%
Effective income tax rate	-248.0%	53.2%

•	During the nine months ended September 30, 2005, we reported a negative effective income tax rate of 248.0% on losses of $4,800, the result of certain tax reporting entities with low income tax benefit reporting losses during the first nine months of 2005 while other profitable tax reporting entities reported income tax expense generally at or near their statutory tax rate. We recognized incremental income tax expense due to repatriation of earnings from international operations. An increased valuation allowance has been provided at September 30, 2005 against tax loss carryforwards of international operations which resulted in additional income tax expense. A tax benefit could not be claimed for book goodwill considered disposed as part of divestitures occurring in the nine months ended September 30, 2005. These increases to income tax expense have been partially offset by a tax benefit from the realization of previously un-benefited foreign tax credits.

•	For the nine months ended October 1, 2004, foreign tax reporting entities that reported income recorded income tax expense at a rate higher than the U.S. statutory income tax rate. Certain tax reporting entities that reported losses were not able to claim the full tax benefit for their losses; however, most loss reporting entities were able to claim income tax benefit at or near the U.S. statutory income tax rates.

Net Income:

Net income decreased by $23.7 million, or 215.1%, to a net loss of $12.7 million for the nine months ended September 30, 2005, compared to net income of $11.0 million for the nine months ended October 1, 2004, primarily due to an increase in interest expense resulting from ineffective interest rate swap agreements ($7.6 million), the write-off of unamortized debt issuance costs ($3.6 million) associated with JDI’s April 2005 credit facility amendment, a loss on divestiture of the European and Canadian commercial laundry businesses ($1.4 million), certain employee separation costs ($3.6 million) and partial contract termination fees ($3.0 million) incurred in the third quarter of fiscal year 2005 and an increase in the income tax provision , as well as raw material cost increases in both our professional and polymer segments. Price increases introduced late in 2004 and the first nine months of 2005 have not been able to fully offset these rising raw material costs. These factors were partially offset by a $3.8 million increase from the correction in the accounting treatment for equipment leased to customers, a $4.0 million gain on discontinued operations, partial termination fees associated with JDI’s Master Sales Agency Agreement with Unilever in certain European territories ($4.6 million), a change in estimate for environmental reserves ($2.9 million) and risk insurance reserves ($2.1 million) based on an updated exposure studies, a settlement with Unilever related to indemnified legal costs ($2.5 million), the impact of cost reduction/containment programs and the net effect of the strengthening of the euro and certain other foreign currencies against the U.S. dollar.

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

	Nine Months Ended
(dollars in thousands)	September 30, 2005	October 1, 2004
Net cash flows provided by operating activities	$162,146	$155,853
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	7,921	9,850
Changes in deferred income taxes	5,398	17,250
Gain from divestitures	2,802	2,757
Loss on property disposals	(2,724)	(212)
Depreciation and amortization expense	(137,613)	(139,591)
Amortization of debt issuance costs	(17,839)	(9,851)
Interest accreted on notes payable	(28,099)	(24,943)
Interest accrued on long-term receivables-related parties	2,719	2,556
Unrealized gains	(4,621)	(1,787)
Other	(2,792)	(848)

Net (loss) income	(12,702)	11,034
Minority interests in net income (loss) of subsidiaries	(75)	154
Provision for income taxes	11,902	11,089
Interest expense, net	126,148	115,023
Depreciation and amortization expense	137,613	139,591

EBITDA	$262,886	$276,891

EBITDA decreased by $14.0 million, or 5.1%, compared to the prior year period, primarily due to raw material cost increases in both our professional and polymer segments. Price increases introduced late in 2004 and the first nine months of 2005 have not been able to fully offset these rising raw material costs. These factors were partially offset by a $5.8 million increase from the correction in the accounting treatment for equipment leased to customers, a $4.0 million gain on discontinued operations, partial termination fees associated with our Master Sales Agency Agreement with Unilever in certain European territories ($4.6 million), a change in estimate for environmental reserves ($2.9 million) and risk insurance reserves ($2.1 million) based on an updated exposure studies, a settlement with Unilever related to indemnified legal costs ($2.5 million), the impact of cost reduction/containment programs and the net effect of the strengthening of the euro and certain other foreign currencies against the U.S. dollar.

Liquidity and Capital Resources

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2005	October 1, 2004	Amount	Percentage
Net cash provided by operating activities	$162,146	$155,853	$6,293	4.0%
Net cash used in investing activities	(42,709)	(35,659)	(7,050)	19.8%
Net cash used in financing activities	(118,522)	(83,228)	(35,294)	42.4%
Capital expenditures	64,566	85,092	(20,526)	-24.1%

			Change
	September 30, 2005	December 31, 2004	Amount	Percentage
Cash and cash equivalents	$23,894	$28,413	$(4,519)	-15.9%
Working capital (1)	426,394	407,701	18,693	4.6%
Total debt	1,484,348	1,626,593	(142,245)	-8.7%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

Cash and cash equivalents were favorably impacted during the third quarter of fiscal year 2005 by payments from Unilever to settle and/or partially settle pension adjustments related to the May 2002 acquisition of DiverseyLever ($28.9 million), to provide compensation for the termination, effective January 2006, of certain consumer packs under the JDI Master Sales Agency agreement ($6.5 million) and for indemnification of prior period legal expenses and current legal claims as provided for under the DiverseyLever purchase agreement ($2.5 million). In addition, we realized cash proceeds from the divestiture of the European and Canadian commercial laundry businesses ($18.6 million). These cash inflows were used to pay down term borrowings under the JDI senior secured credit facilities.

•	The increase in net cash provided by operating activities during the nine months ended September 30, 2005 compared to the prior year period was primarily due to aforementioned cash inflows from the divestiture of the European and Canadian commercial laundry businesses and from Unilever, partially offset by a $23.7 million decrease in net income and a $4.0 million gain on disposal of discontinued operations recognized in the first quarter of fiscal year 2005.

•	The increase in net cash used in investing activities during the nine months ended September 30, 2005 compared to the prior year period was primarily due to a $25.1 million decrease in proceeds received from divestitures, partially offset by a $20.5 million reduction in expenditures for property, plant and equipment and computer software. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures. We may make significant cash expenditures in the next few years in an effort to capitalize on cost savings opportunities.

•	The increase in net cash used in financing activities during the nine months ended September 30, 2005 compared the prior year period was primarily due to higher repayments of debt, resulting from an increase in cash provided by operating activities, partially offset by a reduction in dividends paid.

•	The increase in net working capital at September 30, 2005 compared to December 31, 2004 was due to a $23.4 million decrease in accounts payable, resulting from a four-day reduction in average days in trade accounts payable, and a $11.4 million increase in inventories, resulting from increased raw material costs, partially offset by a $16.1 million reduction in accounts receivable resulting from a three day decrease in days sales outstanding as collection activities improved.

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

In connection with our restructuring program, JDI has requested the consent of its lenders to amend its senior secured credit facilities to provide financial flexibility and liquidity to execute our strategy. The proposed amendment may include changes to certain covenants, pricing, terms and conditions.

As of September 30, 2005, excluding indebtedness held by JDI, Holdings only indebtedness consisted of $300 million in senior discount notes. As of September 30, 2005, Holdings’ subsidiaries had total indebtedness of about $1.2 billion, consisting of $573 million of JDI senior subordinated notes, $587 million of borrowings under the JDI senior secured credit facilities, $1.6 million of other long-term borrowings and $21.7 million in short-term credit lines. In addition, we had $198 million in operating lease commitments, $3.1 million in capital lease commitments and $7.3 million committed under letters of credit that expire in 2005 and 2006.

JDI and some its subsidiaries have the capacity to borrow additional funds under the JDI senior secured credit facilities, subject to compliance with the financial covenants set forth in the facilities. As of September 30, 2005, JDI had $1.9 million in borrowings under the revolving portion of the JDI senior secured credit facilities and had the ability to borrow an additional $311 million under those revolving facilities. Of this amount, we believe JDI would have been able to borrow $98.3 million and still be in compliance with the financial covenants set forth in the JDI senior secured credit facilities and the indentures for the JDI senior subordinated notes.

We believe that the cash flows from operations, together with available cash, borrowings that we expect to be available under the proposed amendment to the JDI senior secured credit facilities and the proceeds from JDI’s receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future, including the Restructuring Program. There can be no assurance that JDI will be able to amend the credit facilities on the terms described above, if at all. If JDI is unable to amend the credit facilities, we would not be able to execute the Restructuring Program as currently contemplated and JDI may not be able to comply with the financial covenants in its existing credit facility, either of which would have a material adverse effect on our business, financial condition or results of operations.

Off-Balance Sheet Arrangements. JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001 whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), JDI’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The accounts receivable securitization arrangement is accounted for under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As of September 30, 2005 and December 31, 2004, the JDI’s total potential for securitization of trade receivables was $150,000.

As of September 30, 2005 and December 31, 2004, the Conduit held $140 million and $130 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of September 30, 2005 and December 31, 2004, JDI had a retained interest of $130 million and $135 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the nine months ended September 30, 2005, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 4.15% per annum, which is significantly lower than our incremental borrowing rate.

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

The JDI senior secured credit facilities require that JDI maintain an interest coverage ratio of no less than 3.50 to 1 for all fiscal periods ended on or after September 30, 2005.

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on September 30, 2005, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. The JDI senior secured credit facilities prohibit JDI from making capital expenditures during any calendar year in an amount exceeding $150,000. As of September 30, 2005, JDI was in compliance with the limitation on capital expenditures for fiscal year 2005.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of spending on restructuring and integration-related activities in fiscal years 2004 and 2005 to $145 million in the aggregate. As of September 30, 2005, JDI was in compliance with the limitation on spending on restructuring and integration-related activities for fiscal years 2004 and 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2005, JDI had $587 million of debt outstanding under the JDI senior secured credit facilities. After giving effect to the interest rate swap transactions that JDI has entered into with respect to some of the borrowings under its credit facilities, $368 million of the debt outstanding remained subject to variable rates. JDI also has entered into interest rate swap agreements with a notional value of €146 million that were related to the euro portion of the term loan B that was fully repaid in April 2005. As a result of the debt repayment, these interest rate swaps have been deemed ineffective and, therefore, must be marked-to-market at the end of each accounting period through the income statement. Because of certain intercompany funding arrangements, we believe that these swaps provide an economic hedge to the incremental debt use to finance the repayment. In addition, as of September 30, 2005, JDI had $21.7 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

ITEM 5.	OTHER INFORMATION

In mid to late 2004, our industry and others began to be materially impacted by rapid increases in crude oil and natural gas costs. This trend has continued into 2005. In response to these structural changes in the raw materials market that have led to significant increases in our input costs, on November 7, 2005, the Company’s Board of Directors concluded that an operational restructuring of the Company is required and approved a restructuring program (the “Restructuring Program”).

The Restructuring Program, which is expected to take two to three years, includes a redesign of our organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, not including planned divestitures. We are also considering the potential divestiture of or exit from certain non-core or underperforming businesses. The businesses being considered for divestiture, in the aggregate and if fully realized, have accounted for in excess of $500 million in net sales in the most recent twelve months, and include our Johnson Polymer operations. At the appropriate time, and as we progress through our Restructuring Program, we expect to implement additional growth initiatives focusing on our core businesses.

The implementation of the Restructuring Program is expected to result in cumulative, pre-tax restructuring and other non-recurring period cash charges totaling between $345 and $370 million, including approximately $20 to $30 million in the fourth quarter of fiscal year 2005 and $150 to $175 million in fiscal year 2006. Over the duration of the Restructuring Program, we expect to incur approximately $195 to $210 million (pre-tax) in employee-related costs, including severance, pension and other termination benefits and approximately $150 to $160 million (pre-tax) in other associated costs, including facility closures, contract termination fees and costs related to the execution of the Restructuring Program. In addition, we expect to incur approximately $60 to $75 million (pre-tax) in non-cash asset write-downs and require capital expenditures of approximately $50 to $65 million, primarily for certain new manufacturing facilities supporting our supply chain optimization and expansion in developing markets, and investment in continued ERP roll-out, business intelligence and customer-facing systems.

Annual savings associated with this Restructuring Program are expected to be approximately $150 to $175 million by the end of fiscal year 2008. There can be no assurance, however, that we will achieve anticipated cost savings.

We expect to incur additional costs as part of our planned divestitures, which are not included in the above amounts. It is not our intent to sell any business at a price below its fair market value. We are also examining our options in connection with the exit of certain businesses or operations that may also require us to incur other cash and non-cash charges.

In connection with our Restructuring Program, JDI has requested the consent of its lenders to amend its senior secured credit facilities to provide financial flexibility and liquidity to execute our strategy. The proposed amendment may include changes to certain covenants, pricing, terms and conditions.

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

JOHNSONDIVERSEY HOLDINGS, INC

Date: November 8, 2005	/S/ JOSEPH F. SMORADA
Joseph F. Smorada, Vice President and Chief Financial Officer

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.