Form 10-Q
period 2007-03-30
JOHNSONDIVERSEY HOLDINGS INC
filed 2007-05-10
CIK 1262768

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2007

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

There is no public trading market for the registrant’s common stock. As of May 4, 2007, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

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

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	March 30, 2007	December 29, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,226	$208,418
Accounts receivable, less allowance of $29,163 and $30,711, respectively	518,776	523,512
Accounts receivable – related parties	29,879	27,478
Inventories	288,392	261,015
Deferred income taxes	20,554	35,256
Other current assets	128,487	121,189
Current assets of discontinued operations	4,100	4,100

Total current assets	1,139,414	1,180,968
Property, plant and equipment, net	421,142	421,712
Capitalized software, net	52,134	61,040
Goodwill, net	1,207,231	1,196,104
Other intangibles, net	305,834	310,413
Long-term receivables – related parties	72,606	71,392
Other assets	69,021	65,312
Non current assets of discontinued operations	11,617	14,369

Total assets	$3,278,999	$3,321,310

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$33,207	$35,649
Current portion of long-term debt	12,985	12,954
Accounts payable	343,271	350,170
Accounts payable – related parties	51,448	55,454
Accrued expenses	446,837	465,452
Non current liabilities of discontinued operations	3,606	2,943

Total current liabilities	891,354	922,622

Pension and other post-retirement benefits	238,291	234,659
Long-term borrowings	1,412,598	1,407,470
Long-term payables – related parties	29,551	29,480
Deferred income taxes	49,704	56,132
Other liabilities	67,628	47,167
Non current liabilities of discontinued operations	3,119	4,423

Total liabilities	2,692,245	2,701,953

Commitments and contingencies

Class B common stock subject to put and call options – $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	570,638	570,475

Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	—	—
Retained deficit	(177,156)	(129,443)
Accumulated other comprehensive income	193,272	178,325

Total stockholders’ equity (deficit)	16,116	48,882

Total liabilities, class B common stock and stockholders’ equity	$3,278,999	$3,321,310

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended
	March 30, 2007	March 31, 2006
	(unaudited)
Net sales:
Net product and service sales	$686,841	$670,086
Sales agency fee income	22,387	21,285

	709,228	691,371
Cost of sales	413,440	406,784

Gross profit	295,788	284,587
Selling, general and administrative expenses	278,298	311,273
Research and development expenses	15,843	14,375
Restructuring expenses	2,121	42,830

Operating loss	(474)	(83,891)
Other (income) expense:
Interest expense	38,651	43,151
Interest income	(3,435)	(3,422)
Other expense, net	(307)	1,526

Loss from continuing operations before income taxes and minority interests	(35,383)	(125,146)
Provision for income taxes	12,790	2,504

Loss from continuing operations before minority interests	(48,173)	(127,650)
Minority interests in net income of subsidiaries	—	2

Loss from continuing operations	(48,173)	(127,652)
Income from discontinued operations, net of income taxes of $226 and $5,458	336	5,450

Net loss	$(47,837)	$(122,202)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended
	March 30, 2007	March 31, 2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(47,837)	$(122,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,584	54,929
Amortization of intangibles	7,409	27,380
Amortization and write-off of debt issuance costs	1,202	1,735
Interest accreted on notes payable	11,229	10,233
Interest accrued on long-term receivables- related parties	(634)	(605)
Deferred income taxes	4,657	3,083
(Gain) loss on disposal of discontinued operations	402	(124)
(Gain) loss from divestitures	180	(1,187)
(Gain) loss on property, plant and equipment disposals	563	(118)
Other	5,978	4,141
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	(16,400)	(7,500)
Accounts receivable	16,673	19,038
Inventories	(28,023)	(6,087)
Other current assets	(7,244)	(2,559)
Other assets	(1,148)	526
Accounts payable and accrued expenses	(17,867)	34,487
Other liabilities	(1,289)	(1,658)

Net cash provided by (used in) operating activities	(42,565)	13,512
Cash flows from investing activities:
Capital expenditures	(17,625)	(16,410)
Expenditures for capitalized computer software	(1,403)	(2,170)
Proceeds from property, plant and equipment disposals	1,614	230
Acquisitions of businesses	(2,696)	(6,145)
Proceeds from divestitures, net of transaction costs	421	124

Net cash used in investing activities	(19,689)	(24,371)
Cash flows from financing activities:
Repayments of short-term borrowings	(2,813)	(6,579)

Net cash used in financing activities	(2,813)	(6,579)
Effect of exchange rate changes on cash and cash equivalents	5,875	1,876

Change in cash and cash equivalents	(59,192)	(15,562)
Beginning balance [1]	208,418	162,119

Ending balance [2]	$149,226	$146,557

Supplemental cash flows information
Cash paid during the period:
Interest	$10,006	$15,066
Income taxes	5,709	12,387

[1]	Includes cash and cash equivalents for discontinued operations of $3,828 at March 31, 2006.
[2]	Includes cash and cash equivalents for discontinued operations of $5,822 at March 31, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

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

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of Chemical Methods Associates (“CMA”), the Polymer Business segment (“Polymer Business”), and Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) (see Note 6).

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of March 30, 2007 and its results of operations and cash flows for the three month period ended March 30, 2007 have been included. The results of operations for the three month period ended March 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2006.

The Company has accounted for the divestiture of CMA, Polymer and Whitmire as discontinued operations (see Note 6), resulting in the reclassification of prior period amounts in the Company’s consolidated statements of operations and consolidated balance sheets.

Certain other prior period amounts have been reclassified to conform with current period presentation. None of these reclassifications are considered material to the Company’s consolidated balance sheet, results of operations or cash flows.

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

3. New Accounting Standards

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS 159 are effective for the fiscal year beginning after November 15, 2007, which for the Company is its fiscal year 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132(R).

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(unaudited)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN No. 48 beginning in fiscal year 2007 (see Note 8).

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

An agency fee is paid by Unilever to JDI in exchange for its sales agency services. An additional fee is payable by Unilever to JDI in the event that conditions for full or partial termination of the Sales Agency Agreement are met. JDI elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to JDI of additional fees. In association with the partial terminations, JDI recognized sales agency fee income of $91 and $37 during the three months ended March 30, 2007 and March 31, 2006, respectively.

5. Acquisitions

In March 2007, JDI purchased an additional 6% interest in a North American business that provides purchasing and category management tools to certain of the Company’s end-users for $2,550. JDI previously held 9% of the outstanding shares. The transaction is not considered material to the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, JDI purchased the remaining 15% of the outstanding shares of Shanghai JohnsonDiversey, Ltd., JDI’s Chinese operating entity, for $3,516. JDI previously held 85% of the outstanding shares and included the holding in its consolidated financial results. Goodwill recorded with respect to the transaction was $2,572. The acquisition was accounted for under the purchase method of accounting in accordance with step acquisition rules.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(unaudited)

6. Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan (see Note 10), JDI sold its equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17,000. The purchase price was subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, the Company recorded additional purchase price of approximately $300 based on its preliminary assessment of closing working capital. The sale resulted in a gain of $2,322 ($497 after tax), net of related costs. CMA was a non-core asset of the Company.

During the first quarter of 2007, the Company finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in an additional gain of $15 ($9 after tax). Further adjustments are not expected to be significant.

Income, net of tax, and net sales from discontinued operations relating to CMA were $292 and $5,038, respectively, for the three month period ended March 31, 2006.

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of JDI, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid the Company $1,500 for the option to extend the tolling agreement by up to six months. In December 2006, the Company and BASF finalized purchase price adjustments related to the net asset value and the Company received an additional $4,062.

The Polymer Business developed, manufactured and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry and industrial plastics industry. The Polymer Business was a non-core asset of the Company and had been reported as a separate business segment. The sale resulted in a gain of approximately $352,907 ($256,693 after tax), net of related costs.

During the first quarter of 2007, the Company finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $684 ($411 after tax). Further adjustments are not expected to be significant.

In association with the tolling agreement with BASF, the Company recorded income from discontinued operations, net of tax, of $738 during the three months ended March 30, 2007.

Income, net of tax, and net sales from discontinued operations relating to the Polymer Business were $5,034 and $89,606, respectively, for the three month period ended March 31, 2006.

Whitmire Micro-Gen Business

In June 2004, JDI completed the sale of Whitmire to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the United Kingdom, for $46,000 in cash and the assumption of certain liabilities.

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which the Company recorded $124 during the three month periods ended March 31, 2006. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(unaudited)

7. Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of JDI. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The total potential for securitization of trade receivables under this program at March 30, 2007 and December 29, 2006 was $75,000.

As of March 30, 2007 and December 29, 2006, the Conduit held $47,900 and $64,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of March 30, 2007 and December 29, 2006, JDI had a retained interest of $87,495 and $78,055, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

8. Income Taxes

The Company adopted the provisions of FIN No. 48, at the beginning of the 2007 fiscal year. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of adoption of FIN No. 48, an adjustment of approximately $200 was recognized as an increase to beginning retained earnings. As of the adoption date, the Company had gross unrecognized tax benefits for uncertain tax positions of $83,300, including positions impacting only the timing of tax benefits, of which $32,700, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). Additionally, $4,800 of unrecognized tax benefits would, if recognized, reduce goodwill. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of the beginning of the 2007 fiscal year, the Company had accrued interest and penalties of $7,100 related to unrecognized tax benefits. There have been no significant changes to these amounts during the quarter ended March 30, 2007.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and international jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has substantially completed tax audits for all U.S. federal income tax matters for years through 2003 and generally concluded all other income tax matters globally for years through 2001.

The Company is currently under audit by various state and international tax authorities and it is reasonably possible all or a portion of these audits may conclude during 2007, and it is reasonably possible a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

The Company reported an effective income tax rate of (36.1)% on pre-tax loss from continuing operations for the three month period ended March 30, 2007. The negative effective income tax rate on pre-tax loss is unfavorable, and is primarily the result of increased valuation allowances against U.S. and international tax loss carryforwards and net deferred tax assets.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(unaudited)

9. Inventories

The components of inventories are summarized as follows:

	March 30, 2007	December 29, 2006
Raw materials and containers	$64,874	$59,530
Finished goods	223,518	201,485

Total inventories	$288,392	$261,015

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $29,904 and $29,865 on March 30, 2007 and December 29, 2006, respectively.

10. Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company’s Board of Directors approved a restructuring program (“November 2005 Plan”), which is expected to take two to three years to implement, and includes a redesign of the Company’s organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. In addition to the divestiture of the Polymer Business and CMA, the Company is considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

In connection with the November 2005 Plan, the Company recognized liabilities of $2,177 for the three months ended March 30, 2007, for the involuntary termination of 21 employees, most of which is associated with the European business segment.

In connection with the November 2005 Plan, the Company recognized liabilities of $42,337 for the three months ended March 31, 2006, for the involuntary termination of 746 employees, most of which are associated with the exit from the service-oriented laundry and ware wash business in the United States, and an additional $493 for other restructuring costs.

The activities associated with the November 2005 Plan for three months ended March 30, 2007 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 29, 2006 . . . . . . . . .	$68,973	$1,252	$70,225
Liability recorded as restructuring expense . . . . .	1,562	615	2,177
Liability adjustments [1] . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(52)	(52)
Cash paid [2] . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(13,643)	—	(13,643)

Liability balances as of March 30, 2007 . . . . . . . . . .	$56,892	$1,815	$58,707

[1]	Liability adjustments include reductions based on clarification of original assumptions, of which $56 resulted in reduction of restructuring expense and $4 was reclassified to other liabilities.
[2]	Cash paid is reduced by $4 due to the effects of foreign exchange .

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $1,102 for the three months ended March 30, 2007. In addition, and in connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $21,066 and intangible asset impairment charges of

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(unaudited)

$19,763 for the three months ended March 31, 2006. The impairment charges are included in selling, general and administrative costs.

Exit and Acquisition-Related Restructuring Programs

In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. The Company paid cash of $238 and $1,375 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities during the three months ended March 30, 2007 and March 31, 2006, respectively. As of March 30, 2007, the Company had remaining exit and acquisition-related restructuring reserves of $2,425.

11. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
Foreign currency translation (gain) loss	$(1,005)	$1,922
Forward contracts (gain) loss	510	(612)
Other, net	188	216

	$(307)	$1,526

12. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three months ended March 30, 2007 and March 31, 2006 are as follows:

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(unaudited)

	Defined Pension Benefits
	Three Months Ended
	March 30, 2007	March 31, 2006
Service cost	$7,666	$8,595
Interest cost	9,218	9,028
Expected return on plan assets	(10,075)	(9,056)
Amortization of net loss	1,704	2,093
Amortization of transition obligation	100	59
Amortization of prior service credit	(169)	(132)
Effect of curtailments and settlements	551	—

Net periodic pension cost	$8,995	$10,587

	Other Post-Employment Benefits
	Three Months Ended
	March 30, 2007	March 31, 2006
Service cost	$596	$749
Interest cost	1,412	1,337
Amortization of net loss	351	338
Amortization of prior service credit	(46)	(47)
Effect of curtailments and settlements	(129)	(4,361)

Net periodic benefit cost (credit)	$2,184	$(1,984)

The Company made contributions to its defined benefit pension plans of $8,060 and $8,252 during the three months ended March 30, 2007 and March 31, 2006, respectively.

Effective January 1, 2006, a new healthcare system was introduced in the Netherlands. The new system requires that all residents and non-residents working in the Netherlands subscribe to private health insurance with an insurer of their choice, regardless of income level. In association with the new system, the Company and affected employees have negotiated a new collective bargaining agreement that discontinues the Company sponsored postretirement medical subsidy, resulting in a curtailment gain of $4,361 during the three month period ended March 31, 2006.

13. Stock-Based Compensation

The Company has a long-term incentive plan (the “Plan”) that provides for the right to purchase stock of Commercial Markets Holdco, Inc. (“Holdco”), the parent of the Company, for certain members of senior management of the Company. In December 2005, the Company and Holdco approved the cancellation of the Plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding unrestricted class C common stock and options to purchase its class C common stock and class B common stock. Those participants who chose not to accept the tender offer will continue to participate under existing Plan terms; however, the Company will not grant further awards under the Plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R). The Company recorded compensation expense of $129 during the three months ended March 30, 2007.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(unaudited)

The Company also recorded compensation expense of $66 and $77 related to restricted stock during the three months ended March 30, 2007 and March 31, 2006, respectively.

14. Comprehensive Loss

Comprehensive loss for the three month periods ended March 30, 2007 and March 31, 2006 was as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
Net loss	$(47,837)	$(122,202)
Foreign currency translation adjustments	14,539	15,507
Unrealized gains on derivatives, net of tax	408	1,118

Total comprehensive loss	$(32,890)	$(105,577)

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(unaudited)

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(unaudited)

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

16. Commitments and Contingencies

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

The Company has purchase commitments for materials, supplies and property, plant and equipment entered into in the ordinary course of business. In the aggregate, such commitments are not in excess of current market prices. Additionally, the Company normally commits to some level of marketing related expenditures that extend beyond the fiscal period. These marketing expenses are necessary in order to maintain a normal course of business and the risk associated with them is limited. It is not expected that these commitments will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company maintains environmental reserves for remediation; monitoring and related expenses at one of its domestic facilities. While the ultimate exposure to further remediation expense at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position or results of operations.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination or potential environmental regulatory matters. An estimate of

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2007

(unaudited)

costs has been made and maintained based on the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement for the acquisition.

17. Segment Information

Business segment information is summarized as follows:

	Three Months Ended March 30, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Corporate	Total Company
Net sales	$180,607	$366,930	$63,729	$50,753	$52,448	$(5,239)	$709,228
Operating profit	(3,936)	14,626	851	4,217	2,658	(18,890)	(474)
Depreciation and amortization	7,570	13,215	1,529	2,050	1,995	10,634	36,993
Interest expense	2,938	18,479	199	738	963	15,334	38,651
Interest income	7,208	3,133	—	10	144	(7,060)	3,435
Total assets	1,179,970	1,939,089	271,731	188,256	183,422	(483,469)	3,278,999
Goodwill, net	173,070	755,769	111,214	77,418	61,146	28,614	1,207,231
Capital expenditures, including capitalized computer software	3,739	7,904	627	1,986	1,877	2,895	19,028
Long Lived Assets	288,006	1,062,711	150,996	110,188	88,767	302,992	2,003,660

	Three Months Ended March 31, 2006
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Corporate	Total Company
Net sales	$207,663	$330,075	$65,639	$47,036	$47,063	$(6,105)	$691,371
Operating profit	(63,457)	(238)	1,069	4,631	2,395	(28,291)	(83,891)
Depreciation and amortization	47,533	17,701	1,833	1,894	1,823	11,525	82,309
Interest expense	2,535	16,554	199	1,335	918	21,610	43,151
Interest income	3,277	3,139	—	102	93	(3,189)	3,422
Total assets	1,123,155	1,688,700	273,391	179,091	163,724	(156,136)	3,271,925
Goodwill, net	174,931	694,957	112,610	75,579	53,401	43,064	1,154,542
Capital expenditures, including capitalized computer software	3,337	8,388	608	1,233	1,762	3,252	18,580
Long Lived Assets	318,117	992,788	156,216	106,988	79,728	300,737	1,954,574

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Except where noted, and except for, discussion on the consolidated statements of cash flows, the management discussion and analysis below reflect the results of continuing operations, specifically excluding the results from operations and the divestitures of the Chemical Methods Associates subsidiary (“CMA”), the former Polymer business segment (“Polymer Business”), and Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) as discussed in Note 6 to the consolidated financial statements.

In the three months ended March 30, 2007, net sales increased by $17.9 million from the same period in the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates and acquisitions and divestitures, our net sales were relatively flat for the three months ended March 30, 2007, compared to the same period in the prior year.

(dollars in thousands)	Three Months Ended
	March 30, 2007	March 31, 2006	Change
Net sales	$709,228	$691,371	2.6%
Variance due to:
Foreign currency exchange		25,935
Acquisitions and divestitures		(11,718)

		14,217

	$709,228	$705,588	0.5%

Net sales in the three months ended March 30, 2007 was impacted by our decision to withdraw from a majority of the service-oriented laundry and ware washing business in the United States, which we announced in March 2006. Excluding this impact, as well as the impact of foreign currency exchange rates, and acquisitions and divestitures, the growth rate was 3.8%. Outside North America and Japan we continue to show net sales growth in Europe, Latin America, and Asia Pacific driven primarily by increased sales volume, selective price increases in certain business sectors and global geographic areas, and the continued expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

Our gross profit percentage improved by 50 basis points for the first quarter of 2007 compared to the first quarter of 2006, due to stabilization of raw materials prices, in part reflecting early success from our Global Strategic Sourcing Initiative, and the favorable impact of our cost reduction programs. In combination with further, selective price increases, these favorable factors more than offset a slight negative mix impact. Our gross profit percentages for three months ended March 30, 2007 and March 31, 2006 were as follows:

	Three Months Ended
	March 30, 2007	March 31, 2006
	41.7%	41.2%

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses.

During the first fiscal quarter of 2007, we continue to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. In particular, activity of significance during the quarter was:

•	completion of the outsourcing of all IT support work in North America, Latin America and Asia Pacific with significant progress also made in Europe;

•	completion of the closure of our manufacturing plant located in Bobigny, France and significant progress made towards the closure of our manufacturing plant in Polinya (Barcelona), Spain;

•

commencement of activity to transition certain finance activities in Western Europe to a third party provider and, globally, the transition of payroll and human resource information systems to new providers;

•	commencement of planning to combine our Global and North American Headquarters into one facility in Racine, Wisconsin; and

•	progress made on various supply chain optimization projects to improve capacity utilization and efficiency.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $2.2 million, which consisted primarily of severance costs, for the fiscal quarter ended March 30, 2007. In addition, we recorded $27.0 million of period costs related to the November 2005 Plan for the fiscal quarter ended March 30, 2007. These costs consist of $1.1 million related to long-lived asset impairments, $1.9 million, primarily related to accounts receivable and inventory write-offs and pension adjustments for our North American and European Regions, and $24.0 million related to other period costs associated with restructuring activities primarily at the Corporate Center, including information technology project costs of $7.7 million, consulting services of $5.2 million, and human resource and pension-related costs of $5.6 million.

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we prepare a future undiscounted cash flow analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). We recorded impairment charges on certain intangible assets and long-lived assets of $1.1 million and $40.8 million, during the three-month period ended March 30, 2007, and March 31, 2006, respectively, in connection with the November 2005 Plan.

New Accounting Pronouncements

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS 159 are effective for the fiscal year beginning after November 15, 2007, which for us is our fiscal year 2008. We are currently evaluating the impact of the provisions of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). Under SFAS No. 158, we will also recognize the funded status of its defined benefit postretirement plans and provide required disclosures as of December 28, 2007, at the end of its fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheets will be effective in fiscal year 2008. If we had adopted SFAS No. 158 at December 29, 2006, it would have recorded an increase in pension and post-retirement benefit liabilities of approximately $67.3 million, substantially all of which would be offset to accumulated other comprehensive income. However, this impact could change materially as of December 28, 2007, due to changes in the discount rates used to measure plan obligations, the actual returns on plan assets, and other factors.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007, which for us is our fiscal year 2008. We are currently evaluating the impact of the provisions of SFAS No. 157.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN No. 48 beginning in fiscal year 2007. See Note 8 (Income Taxes) to our consolidated financial statements, included elsewhere in this report, for further discussion.

Three Months Ended March 30, 2007 Compared to Three Months Ended March 31, 2006

Net Sales:

(dollars in thousands)	Three Months Ended		Change
	March 30, 2007	March 31, 2006	Amount	Percentage
Net product and service sales	$686,841	$670,086	$16,755	2.5%
Sales agency fee income	22,387	21,285	1,102	5.2%

	$709,228	$691,371	$17,857	2.6%

•	The weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $24.5 million to the increase in net product and service sales.

•

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales were relatively flat for the three months ended March 30, 2007 compared to the same period in the prior year, primarily due to declining sales in North America, which were impacted by the withdrawal from a majority of the service-oriented laundry and ware washing business in the United States in March 2006. Outside North America, we continue to show net sales growth in Europe, Latin America, and Asia Pacific driven primarily by increased sales volume, selective price increases in certain business sectors and global geographic areas, and the continued expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

–

In North America, net sales decreased 11.0% in the first quarter of 2007 compared to the same period in the prior year. This sales decline reflects the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States. Excluding the impact of the withdrawal from the service-oriented laundry and ware washing business and divestitures of other non-core businesses, our North American sales were relatively flat impacted, in part, by the high volume sales to distributors in December 2006.

–

In our Europe, Africa and Middle East markets, net sales in the first quarter increased 5.7% compared to the same period in the prior year. This growth was primarily due to higher sales volumes throughout most of the countries in our European Region.

–

In Asia Pacific, net sales increased 7.8% in the first quarter of 2007 compared to the same period in the prior year, led by strong sales volume growth in China and India in the food and beverage, lodging, retail, and quick-service restaurant sectors.

–

In Latin America, net sales increased 7.6% in the first quarter of 2007 compared to the same period in the prior year, driven by a combination of higher sales volume and price increases in most geographic areas, with growth from the food and beverage business and indirect channels as well as the retail and food service sectors.

–

In Japan, net sales decreased by 0.9% in the first quarter of 2007 compared to the same period in the prior year, primarily as a result of a change from direct selling to a joint venture for sales and distribution to select food service customers in the Tokyo and Osaka metropolitan markets.

•

Excluding a $1.5 million increase from the weakening of the U.S. dollar against the euro and certain other foreign currencies, net sales under our sales agency agreement with Unilever decreased by $0.4 million, or 1.6%, for the three month period ended March 30, 2007 compared to the same period in the prior year. The sales agency agreement with Unilever expires in May 2007; however, we are currently in discussions with Unilever to replace this arrangement, which has been extended to provide adequate time to finalize the new arrangement.

Gross Profit:

(dollars in thousands)	Three Months Ended		Change
	March 30, 2007	March 31, 2006	Amount	Percentage
Gross Profit	$295,788	$284,587	$11,201	3.9%
Gross profit as a percentage of net sales:	41.7%	41.2%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $11.4 million for the three months ended March 31, 2006 compared to the same period in the prior year.

•

Excluding the impact of foreign currency exchange rates, gross profit in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2005 was relatively flat as the impact of volume growth in the Europe, Latin America, and Asia Pacific Regions helped offset the decline in sales in our North America Region as mentioned above, keeping gross profit largely unchanged.

•

Our gross profit percentage improved by 50 basis points for the first quarter of 2007 compared to the first quarter of 2006, due to stabilization of raw materials prices, in part reflecting early success from our Global Strategic Sourcing Initiative, and the favorable impact of our cost reduction programs. In combination with further, selective price increases, these favorable factors more than offset a slight negative mix impact.

Operating Expenses:

(dollars in thousands)	Three Months Ended		Change
	March 30, 2007	March 31, 2006	Amount	Percentage
Selling, general and administrative expenses	$278,298	$311,273	$(32,975)	-10.6%
Research and development expenses	15,843	14,375	1,468	10.2%
Restructuring expenses	2,121	42,830	(40,709)	-95.0%

	$296,262	$368,478	$(72,216)	-19.6%

As a percentage of net sales:
Selling, general and administrative expenses	39.2%	45.0%
Research and development expenses	2.2%	2.1%
Restructuring expenses	0.3%	6.2%

	41.7%	53.3%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $11.0 million in the three months ended March 30, 2007 compared to the same period in the prior year.

•

Excluding the impact of foreign currency and costs associated with our restructuring programs under the November 2005 Plan, selling, general and administrative costs declined $10.7 million during the first quarter of 2007 compared to the prior year period. This reflects the impact of our progress from our November 2005 Plan, primarily in our North American and European business segments.

•	Excluding the impact of foreign currency, research and development expenses increased $1.1 million during the first quarter of 2007 compared to the prior year period.

•

Excluding the impact of foreign currency, restructuring expenses declined $41.7 million during the first quarter of 2007 compared to the prior year period, primarily due to decreased employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the three months ended March 30, 2007, and since the consummation of the program in November 2005, is outlined below:

(dollars in thousands)	Three Months Ended March 30, 2007	Three Months Ended March 31, 2006	Total Project to Date March 30, 2007
Reserve balance at beginning of period	$70,225	$2,347	$—
Restructuring costs charged to income	2,177	42,830	121,473
Liability adjustments	(52)	—	331
Payments of accrued costs	(13,643)	(2,950)	(63,097)

Reserve balance at end of period	$58,707	$42,227	$58,707

Period costs classified as selling, general and administrative expenses	$26,602	$57,637	$164,130
Period costs classified as cost of sales	379	—	4,693
Capital expenditures	3,678	2,131	22,592

•

During the first quarter of 2007, we recorded $2.2 million of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination costs associated with our European business segment and Corporate Center. In addition, we recorded $26.6 million of selling, general and administrative expenses and $0.4 million for cost of sales in the first quarter of 2007. Collectively, these costs consist of $1.1 million related to long-lived asset impairments, $1.9 million, primarily related to accounts receivable and inventory write-offs and pension adjustments for our North American and European Regions, and $24.0 million related to other period costs associated with restructuring activities primarily at the Corporate Center, including information technology project costs of $7.7 million, consulting services of $5.2 million, and human resource and pension-related costs of $5.6 million.

•

In connection with the acquisition of the DiverseyLever business, we also recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the first quarter of 2007, we paid cash of $0.2 million representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balance associated with the exit plans and our acquisition-related restructuring plans was $2.4 million as of March 30, 2007.

Non-Operating Results:

(dollars in thousands)	Three Months Ended		Change
	March 30, 2007	March 31, 2006	Amount	Percentage
Interest expense	$38,651	$43,151	$(4,500)	-10.4%
Interest income	(3,435)	(3,422)	(13)	0.4%

Net interest expense	$35,216	$39,729	$(4,513)	-11.4%
Other expense (income), net	(307)	1,526	(1,833)	-120.1%

•

Net interest expense decreased in the first quarter of 2007 compared to the prior year period primarily due to lower average debt balances during the quarter. The lower debt balances resulted from the June 2006 repayment of $420.0 million of term debt using the proceeds from the sale of the Polymer Business, partially offset by the drawing of the $100.0 million delayed draw term loan in July of 2006.

Income Taxes:

(dollars in thousands)	Three Months Ended		Change
	March 30, 2007	March 31, 2006	Amount	Percentage
Loss from continuing operations,	$(35,383)	$(125,148)	$89,765	-71.7%
including minority interests, before income taxes and discontinued operations
Provision for income taxes	12,790	2,504	10,286	410.8%
Effective income tax rate	-36.1%	-2.0%

•

We reported an effective income tax rate of -36.1% on the pre-tax loss from continuing operations for the three month period ended March 30, 2007. The negative effective income tax rate on the pre-tax loss is unfavorable, and is primarily the result of increased valuation allowances against U.S. and international tax loss carryforwards and net deferred tax assets.

•

We reported an effective income tax rate of -2.0% on the pre-tax loss from continuing operations for the three month period ended March 31, 2006. The negative effective income tax rate was primarily due to increases in valuation allowances against U.S. net deferred tax assets.

Net Income:

Our net income increased by $74.4 million, to a net loss of $47.8 million for the first quarter of 2007 compared to net loss of $122.2 million for the first quarter of 2006, primarily due to a decrease of $71.4 million in restructuring costs and other period costs associated with the November 2005 Plan, controlled selling, general and administrative spending (excluding restructuring costs), increased gross profit of $11.2 million, and a decrease of net interest expense of $4.5 million.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended March 30, 2007 and March 31, 2006.

	Three Months Ended
(dollars in thousands)	March 30, 2007	March 31, 2006
Net cash flows provided by (used in) operating activities	$(42,565)	$13,512
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	55,298	(36,247)
Changes in deferred income taxes	(4,657)	(3,083)
Gain (loss) from divestitures	(582)	1,311
Gain (loss) on property disposals	(563)	118
Depreciation and amortization expense	(36,993)	(82,309)
Amortization of debt issuance costs	(1,202)	(1,735)
Interest accreted on notes payable	(11,229)	(10,233)
Interest accrued on long-term receivables-related parties	634	605
Other, net	(5,978)	(4,141)

Net income	(47,837)	(122,202)

Minority interests in net income of subsidiaries	—	2
Provision for income taxes	13,016	7,962
Interest expense, net	35,216	39,728
Depreciation and amortization expense	36,993	82,309

EBITDA	$37,388	$7,799

EBITDA increased by $29.6 million for the quarter ended March 30, 2007 as compared to the prior year first quarter, primarily due to the $31.6 million decrease in restructuring costs and period costs included in selling, general and administrative costs related to our November 2005 Plan.

Liquidity and Capital Resources

(dollars in thousands)	Three Months Ended		Change
	March 30, 2007	March 31, 2006	Amount	Percentage
Net cash provided by (used in) operating activities	$(42,565)	$13,512	$(56,077)	-415.0%
Net cash used in investing activities	(19,689)	(24,371)	4,682	-19.2%
Net cash used in financing activities	(2,813)	(6,579)	3,766	-57.2%
Capital expenditures	(19,028)	(18,580)	(448)	2.4%

	March 30, 2007	December 29, 2006	Change
			Amount	Percentage
Cash and cash equivalents	$149,226	$208,418	$(59,192)	-28.4%
Working capital (1)	442,328	406,381	35,947	8.8%
Total debt	1,458,790	1,456,073	2,717	0.2%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents at March 30, 2007 compared to December 30, 2006 resulted primarily from cash used during the quarter to fund activities related to the November 2005 Plan and capital expenditures, and a reduction in the utilization of the Asset Securitization program.

•

The decrease in net cash provided by (used in) operating activities during the three months ended March 30, 2007 compared to the prior year period was primarily due to cash payments during the quarter related to our November 2005 Plan, a greater increase in inventory levels during the quarter, and a larger reduction in the utilization of the Asset Securitization program.

•

The decrease in net cash used in investing activities during the three months ended March 30, 2007 compared to the prior year period was primarily due to a decrease in funds used for acquisitions. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures.

•

The decrease in cash flow used in financing activities during the three months ended March 30, 2007 compared to the prior year period was due to slightly lower repayments on short-term debt in the current year.

•

The increase in working capital during the three months ended March 30, 2007 was due to a $27.4 million increase in inventories resulting from a seasonal build in inventory levels and build from factory closures and a $10.9 million decrease in accounts payable, partially offset by a $2.3 million decrease in accounts receivable.

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

The JDI senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 10, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of March 30, 2007, we had $8.3 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $166.7 million under those revolving facilities.

As of March 30, 2007, excluding indebtedness held by JDI, our only indebtedness consisted of the senior discount notes with an accreted value of $361.5 million. As of March 31, 2006, our subsidiaries had total indebtedness of $1.1 billion, consisting of $599.9 million of senior subordinated notes, $447.3 million of borrowings under the senior secured credit facilities, $16.9 million of other long-term borrowings and $33.2 million in short-term credit lines. In addition, we had $106.3 million in operating lease commitments, $1.8 million in capital lease commitments and $8.3 million committed under letters of credit.

We believe that the cash flows from continuing operations, including the effects of divestures made as part of the November 2005 Plan, together with available cash, borrowings available under the JDI senior secured credit facilities, and the proceeds from the JDI receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future, including those related to the November 2005 Plan. We do not expect the divestitures of the Polymer Business and other businesses, made as part of the November 2005 Plan and included as part of continuing and discontinuing operations, to significantly impact our future liquidity or our ability to meet our debt service obligations. With regards to the divestiture of the Polymer Business, we anticipate that the interest savings from the repayment of the JDI term B loan with $420.0 million of proceeds from the sale will largely offset the operating cash flows that would have been generated by this business.

We have obligations related to our pension and post-retirement plans that are discussed in detail in Note 12 of the Notes to Consolidated Financial Statements. As of the most recent actuarial estimation, we anticipate making $50.7 million of contributions to pension plans in fiscal year 2007. Post-retirement medical claims are paid as they are submitted and are anticipated to be $4.3 million in fiscal year 2007.

Off-Balance Sheet Arrangements. JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby JDI and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), JDI’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As March 30, 2007 and December 29, 2006, our total potential for securitization of trade receivables was $75.0 million.

As of March 30, 2007 and December 29, 2006, the Conduits held $47.9 million and $64.3 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of March 30, 2007 and December 29, 2006, JDI had a retained interest of $87.5 million and $78.1 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the three months ended March 30, 2007, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 6.38% per annum.

Under the terms of the JDI senior secured credit facilities, JDI must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the JDI senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI may enter into may not exceed $200 million in the aggregate.

Contractual Obligations

As a result of the adoption of FIN No. 48 and changes during the three month period ended March 30, 2007, we increased gross unrecognized tax benefits by $55.0 million, resulting in total unrecognized tax benefits of $86.1 million at March 30, 2007. Total unrecognized tax benefits for which payments are expected in less than one year are $5.0 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current unrecognized tax benefits.

Financial Covenants under the JDI Senior Secured Credit Facilities

Under the amended terms of our senior secured credit facilities, we are subject to certain financial covenants. The financial covenants under our senior secured credit facilities require JDI to meet the following targets and ratios.

Maximum Leverage Ratio. JDI is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) JDI’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under the Receivables Facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using a weighted-average exchange rate for the relevant fiscal three-month period to (2) JDI’s consolidated EBITDA, as defined in the JDI senior secured credit facilities, for that same financial covenant period.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on March 30, 2007, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the JDI senior secured credit facilities to $150 million in fiscal year 2006 and to $130 million for subsequent fiscal years. To the extent that JDI makes capital expenditures of less than the limit in any fiscal year, however, JDI may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts JDI carries forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of March 30, 2007, JDI was in compliance with the limitation on capital expenditures for fiscal year 2007.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of March 30, 2007, JDI was in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

In addition, the JDI senior secured credit facilities contain covenants that restrict JDI’s ability to declare dividends and to redeem and repurchase capital stock. The JDI senior secured credit facilities also limit JDI’s ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan, we sold our equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17.0 million. The purchase price was subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, we recorded additional purchase price of approximately $0.3 million based on the preliminary assessment of closing working capital. The sale resulted in a gain of $2.3 million ($0.5 million after tax), net of related costs. CMA was a non-core asset.

During the first quarter of 2007, we finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in an immaterial additional gain. Further adjustments are not expected to be significant.

Income, net of tax, and net sales from CMA included in discontinued operations were $0.3 million and $5.0 million, respectively, for the three month period ended March 31, 2006.

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), our indirectly owned subsidiary, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus an additional $8.1 million in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid us $1.5 million for the option to extend the tolling agreement by up to six months. In December 2006, we and BASF finalized purchase price adjustments related to the net asset value, and we received an additional $4.1 million.

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

During the first quarter of 2007, we finalized and paid certain pension related adjustments, adjusted net assets disposed, and recorded additional closing costs, reducing the gain by $0.7 million ($0.4 million after tax). Further adjustments are not expected to be significant.

In association with the tolling agreement with BASF, we recorded income from discontinued operations, net of tax, of $0.7 million during the three months ended March 30, 2007.

Income, net of tax, and net sales from the Polymer Business included in discontinued operations were $5.0 million and $89.6 million, respectively, for the three month period ended March 31, 2006.

Whitmire Micro-Gen Business

In June 2004, we completed the sale of Whitmire to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the United Kingdom, for $46.0 million in cash and the assumption of certain liabilities.

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which we recorded $0.1 million during the three month periods ended March 31, 2006. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

Acquisitions

In March 2007, we purchased an additional 6% interest in a North American business that provides purchasing and category management tools to certain of our end-users for $2.6 million. We previously held 9% of the outstanding shares. The transaction is not considered material to our consolidated financial position, results of operations or cash flows.

In February 2006, we purchased the remaining 15% of the outstanding shares of Shanghai JohnsonDiversey, Ltd., our Chinese operating entity, for $3.5 million. We previously held 85% of the outstanding shares and included the holding in its consolidated financial results. Goodwill recorded with respect to the transaction was $2.6 million. The acquisition was accounted for under the purchase method of accounting in accordance with step acquisition rules.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of March 30, 2007, JDI had $447.3 million of debt outstanding under the JDI senior secured credit facilities. After giving effect to the interest rate swap transactions that JDI has entered into with respect to some of the borrowings under our credit facilities, $255.8 million of the debt outstanding remained subject to variable rates. JDI also has entered into interest rate swap agreements with a notional value of €127.4 million that were related to the euro portion of the term loan B that was fully repaid in April 2005. As a result of the debt repayment, these interest rate swaps have been deemed ineffective and, therefore, must be marked-to-market at the end of each accounting period through the statements of operations. Because of certain intercompany funding arrangements, we believe that these swaps provide an economic hedge to the incremental debt used to finance the repayment. In addition, as of March 30, 2007, JDI had $50.1 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Evaluation of JohnsonDiversey Holding’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. This information was important both for our controls evaluation and for Rule 13a-14 of the Exchange Act, which requires that the CEO and CFO disclose that information to our Audit Committee and to our independent registered public accounting firm, and report on that information and related matters in this section of the quarterly report. A “significant deficiency” is defined in professional accounting literature as a control issue that could have a significant adverse effect on our ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in professional accounting literature as a particularly serious reportable condition whereby the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other control matters in the controls evaluation, and in each case, if an issue was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

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

JOHNSONDIVERSEY HOLDINGS, INC.

Date: May 10, 2007	/s/ Joseph F. Smorada
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.