Form 10-Q
period 2007-06-29
JOHNSONDIVERSEY HOLDINGS INC
filed 2007-08-09
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2007

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

There is no public trading market for the registrant’s common stock. As of July 3, 2007, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

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

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 29, 2007	December 29, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,684	$208,418
Accounts receivable, less allowance of $28,251 and $30,711, respectively	563,140	523,512
Accounts receivable – related parties	32,153	27,478
Inventories	291,281	261,015
Deferred income taxes	22,983	35,256
Other current assets	124,796	121,189
Current assets of discontinued operations	4,012	4,100

Total current assets	1,141,049	1,180,968
Property, plant and equipment, net	422,748	421,712
Capitalized software, net	44,409	61,040
Goodwill, net	1,214,208	1,196,104
Other intangibles, net	301,337	310,413
Long-term receivables – related parties	73,656	71,392
Other assets	70,928	65,312
Non current assets of discontinued operations	10,463	14,369

Total assets	$3,278,798	$3,321,310

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$35,815	$35,649
Current portion of long-term debt	10,780	12,954
Accounts payable	348,204	350,170
Accounts payable – related parties	51,841	55,454
Accrued expenses	415,611	465,452
Non current liabilities of discontinued operations	3,308	2,943

Total current liabilities	865,559	922,622
Pension and other post-retirement benefits	242,349	234,659
Long-term borrowings	1,431,916	1,407,470
Long-term payables – related parties	29,889	29,480
Deferred income taxes	64,339	56,132
Other liabilities	67,097	47,167
Non current liabilities of discontinued operations	3,673	4,423

Total liabilities	2,704,822	2,701,953

Commitments and contingencies
Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	570,801	570,475
Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	—	—
Retained deficit	(208,089)	(129,443)
Accumulated other comprehensive income	211,264	178,325

Total stockholders’ equity	3,175	48,882

Total liabilities, class B common stock and stockholders’ equity	$3,278,798	$3,321,310

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$773,062	$735,052	$1,459,903	$1,405,138
Sales agency fee income	22,288	22,329	44,675	43,614

	795,350	757,381	1,504,578	1,448,752
Cost of sales	460,078	430,321	873,518	837,276

Gross profit	335,272	327,060	631,060	611,476
Selling, general and administrative expenses	282,298	282,791	560,596	593,893
Research and development expenses	16,662	14,967	32,505	29,342
Restructuring expenses	4,198	34,853	6,319	77,683

Operating profit (loss)	32,114	(5,551)	31,640	(89,442)
Other (income) expense:
Interest expense	37,197	44,783	75,848	87,934
Interest income	(2,013)	(3,136)	(5,448)	(6,558)
Other expense, net	705	342	398	1,868

Loss from continuing operations before income taxes and minority interests	(3,775)	(47,540)	(39,158)	(172,686)
Income tax (benefit) provision	27,014	(51,445)	39,804	(48,941)

Income (loss) from continuing operations	(30,789)	3,905	(78,962)	(123,745)
Minority interests in net income (loss) of subsidiaries	—	3	—	5

Income (loss) from continuing operations	(30,789)	3,902	(78,962)	(123,750)
Income (loss) from discontinued operations, net of income taxes of $(74), $125,679, $152 and $131,137	(110)	236,151	226	241,601

Net income (loss)	$(30,899)	$240,053	$(78,736)	$117,851

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	June 29, 2007	June 30, 2006
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(78,736)	$117,851
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities–
Depreciation and amortization	61,127	86,208
Amortization of intangibles	14,473	35,579
Amortization and write-off of debt issuance costs	2,511	3,425
Interest accrued on long-term receivables- related parties	(1,276)	(1,217)
Interest accreted on notes payable	22,757	20,629
Deferred income taxes	18,305	594
Gain on disposal of discontinued operations	652	(225,571)
(Gain) loss from divestitures	(479)	(1,187)
Gain on property, plant and equipment disposals	(1,992)	(98)
Other	11,841	3,899
Changes in operating assets and liabilities, net of effects from acquisitions and
Accounts receivable securitization	(9,100)	900
Accounts receivable	(30,391)	(21,286)
Inventories	(31,647)	(16,739)
Other current assets	(5,998)	(12,038)
Other assets	(1,876)	1,648
Accounts payable and accrued expenses	(43,978)	(9,489)
Other liabilities	4,029	(6,214)

Net cash used in operating activities	(69,778)	(23,106)
Cash flows from investing activities:
Capital expenditures	(42,891)	(36,545)
Expenditures for capitalized computer software	(2,417)	(3,620)
Proceeds from property, plant and equipment disposals	9,876	702
Acquisitions of businesses	(2,696)	(6,304)
Proceeds from divestitures, net of transaction costs	241	453,335

Net cash provided by (used in) investing activities	(37,887)	407,568
Cash flows from financing activities:
Proceeds from short-term borrowings	(694)	18,731
Repayments of long-term borrowings	(6,413)	(427,563)
Payment of debt issuance costs	(500)	—
Dividends paid	—	(49)

Net cash provided by (used in) financing activities	(7,607)	(408,881)

Effect of exchange rate changes on cash and cash equivalents	9,538	(1,979)

Change in cash and cash equivalents	(105,734)	(26,398)
Beginning balance [1]	208,418	162,119

Ending balance [2]	$102,684	$135,721

Supplemental cash flows information
Cash paid during the year:
Interest	$46,986	$62,846
Income taxes	11,520	20,744

[1]	Includes cash and cash equivalents for discontinued operations of $3,828 at the beginning of the six-month period ended June 30, 2006.
[2]	Includes cash and cash equivalents for discontinued operations of $336 at June 30, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of June 29, 2007 and its results of operations for the three and six month periods ended June 29, 2007 and cash flows for the six month period ended June 29, 2007 have been included. The results of operations for the three and six month periods ended June 29, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2006.

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

In January 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS 159 are effective for the fiscal year beginning after November 15, 2007, which for the Company is its fiscal year 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 159.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(unaudited)

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN No. 48 beginning in fiscal year 2007 (see Note 9).

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

An agency fee is paid by Unilever to JDI in exchange for its sales agency services. An additional fee is payable by Unilever to JDI in the event that conditions for full or partial termination of the Sales Agency Agreement are met. JDI elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to JDI of additional fees. In association with the partial terminations, JDI recognized sales agency fee income of $627 and $38 during the three months ended June 29, 2007 and June 30, 2006, respectively; and $718 and $75 during the six months ended June 29, 2007 and June 30, 2006 respectively.

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

June 29, 2007

(unaudited)

6.	Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan (see Note 11), the Company sold its equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17,000. The purchase price was subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, the Company recorded additional purchase price of approximately $300 based on its preliminary assessment of closing working capital. The sale resulted in a gain of $2,322 ($497 after tax), net of related costs. CMA was a non-core asset of the Company.

During the six months ended June 29, 2007, the Company finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in an additional gain of $13 ($8 after tax). Further adjustments are not expected to be significant.

Income, net of tax, and net sales from discontinued operations relating to CMA were $541 and $6,184, respectively, for the three months ended June 30, 2006 and $861 and $11,222, respectively, for the six months ended June 30, 2006.

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

The Polymer Business developed, manufactured and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry and industrial plastics industry. The Polymer Business was a non-core asset of the Company and had been reported as a separate business segment. The sale resulted in a gain of approximately $352,907 ($235,906 after tax), net of related costs.

The Company finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $415 ($249 after tax) and $1,099 ($660 after tax), during the three and six months ended June 29, 2007, respectively. Further adjustments are not expected to be significant.

In association with the tolling agreement with BASF, the Company recorded income from discontinued operations, net of tax, of $140 and $878, respectively, during the three and six months ended June 29, 2007.

Excluding the net gain on divestiture, income, net of tax, and net sales, excluding sales to the Company, from discontinued operations relating to the Polymer Business were $10,163 and $98,799, respectively, for the three months ended June 30, 2006, and $15,169 and $188,385, respectively, for the six months ended June 30, 2006.

Whitmire Micro-Gen Business

In June 2004, the Company completed the sale of Whitmire to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the United Kingdom, for $46,000 in cash and the assumption of certain liabilities.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(unaudited)

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which the Company recorded $124 in the three month period ended March 31, 2006. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

7.	Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of JDI. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The total potential for securitization of trade receivables under this program at June 29, 2007 and December 29, 2006 was $75,000.

As of June 29, 2007 and December 29, 2006, the Conduit held $55,200 and $64,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of June 29, 2007 and December 29, 2006, JDI had a retained interest of $103,815 and $78,055, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

8.	Indebtedness and Credit Arrangements

In June 2007, JDI’s senior secured credit facilities were amended to reduce the interest rate payable on the term B loan facility and the delayed draw term loan facility from LIBOR plus 250 basis points to LIBOR plus 200 basis points, thereby reducing borrowing costs over the remaining life of the credit facilities. The Company incurred costs of $500 in relation to this amendment which have been capitalized and are being amortized over the remaining term of the facilities.

9.	Income Taxes

The Company adopted the provisions of FIN No. 48 at the beginning of the 2007 fiscal year. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of adoption of FIN No. 48, an adjustment of approximately $800 was recognized as an increase to beginning retained earnings. As of the adoption date, the Company had gross unrecognized tax benefits for uncertain tax positions of $80,100, including positions impacting only the timing of tax benefits, of which $32,700, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). Additionally, $4,800 of unrecognized tax benefits would, if recognized, reduce goodwill. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of the beginning of the 2007 fiscal year, the Company had accrued interest and penalties of $7,100 related to unrecognized tax benefits. There have been no significant changes to these amounts during the six month period ended June 29, 2007.

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(unaudited)

The Company is currently under audit by various state and international tax authorities and it is reasonably possible all or a portion of these audits may conclude during 2007, and it is reasonably possible a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

The Company reported an effective income tax rate of (101.6) % on the pre-tax loss from continuing operations for the six month period ended June 29, 2007. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards and increased valuation allowances against other net deferred tax assets.

10.	Inventories

The components of inventories are summarized as follows:

	June 29, 2007	December 29, 2006
Raw materials and containers	$64,998	$59,530
Finished goods	226,283	201,485

Total inventories	$291,281	$261,015

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $32,590 and $29,865 on June 29, 2007 and December 29, 2006, respectively.

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

In connection with the November 2005 Plan, the Company recognized liabilities of $4,216 and $5,778 for the involuntary termination of 101 and 122 employees, most of which is associated with the European business segment, and an additional $0 and $615 for other restructuring costs during the three and six months ended June 29, 2007, respectively.

In addition, and in connection with the November 2005 Plan, the Company recognized liabilities of $34,820 and $77,157 for the involuntary termination of 523 and 1,269 employees, most of which are associated with the exit from a majority of the service-oriented laundry and ware wash business in the United States, and an additional $34 and $527 for other restructuring costs, during the three and six months ended June 30, 2006, respectively.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(unaudited)

The activities associated with the November 2005 Plan for six months ended June 29, 2007 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 29, 2006	$68,973	$1,252	$70,225
Liability recorded as restructuring expense	1,562	615	2,177
Liability adjustments [1]	—	(52)	(52)
Cash paid [2]	(13,643)	—	(13,643)

Liability balances as of March 30, 2007	$56,892	$1,815	$58,707

Liability recorded as restructuring expense	4,216	—	4,216
Liability adjustments [3]	—	(18)	(18)
Cash paid [4]	(14,510)	(127)	(14,637)

Liability balances as of June 29, 2007	$46,598	$1,670	$48,268

[1]	Liability adjustments include reductions based on clarification of original assumptions, of which $56 resulted in reduction of restructuring expense and $4 was reclassified to other liabilities.
[2]	Cash paid is reduced by $4 due to the effects of foreign exchange.
[3]	Liability adjustments include reductions based on clarification of original assumptions, of which $18 resulted in reduction of restructuring expense.
[4]	Cash paid is increased by $3 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded asset impairment charges of $2,317 and $3,419 for the three and six months ended June 29, 2007, respectively. In addition, and in connection with the November 2005 Plan, the Company recorded asset impairment charges of $5,632 and $46,461 for the three and six months ended June 30, 2006, respectively. The impairment charges are included in selling, general and administrative costs.

Exit and Acquisition-Related Restructuring Programs

In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. The Company paid cash of $250 and $488 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities during the three and six months ended June 29, 2007. As of June 29, 2007, the Company had remaining exit and acquisition-related restructuring reserves of $2,175. The Company paid cash of $714 and $2,089 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities during the three and six months ended June 30, 2006. In addition, the Company reversed $209 of reserves in association with the revised assumptions.

12.	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Foreign currency translation gain	$(2,939)	$(10,552)	$(3,944)	$(8,631)
Forward contracts loss	3,121	10,989	3,631	10,377
Other, net	523	(95)	711	122

	$705	$342	$398	$1,868

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(unaudited)

13.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and six months ended June 29, 2007 and June 30, 2006 are as follows:

	Defined Pension Benefits
	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$7,798	$8,293	$15,464	$16,888
Interest cost	9,370	9,067	18,588	18,095
Expected return on plan assets	(10,230)	(9,277)	(20,305)	(18,333)
Amortization of net loss	1,710	2,055	3,414	4,148
Amortization of transition obligation	100	61	200	120
Amortization of prior service credit	(174)	(190)	(343)	(323)
Curtailments and settlements	3,800	(2,628)	4,351	(2,628)

Net periodic pension cost	$12,374	$7,381	$21,369	$17,967

	Other Post-Employment Benefits
	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Service cost	$596	$671	$1,192	$1,420
Interest cost	1,412	1,298	2,824	2,635
Amortization of net loss	351	305	701	643
Amortization of prior service cost	(46)	(46)	(93)	(93)
Curtailments and settlements	—	3,869	(129)	(492)

Net periodic benefit cost	$2,313	$6,097	$4,495	$4,113

The Company made contributions to its defined benefit pension plans of $9,251 and $14,582 during the three months ended June 29, 2007 and June 30, 2006, respectively; and $17,311 and $22,834 during the six months ended June 29, 2007 and June 30, 2006, respectively.

In June 2007, and in accordance with SFAS No. 88, the Company recognized a settlement of defined benefits to former North American Professional and Polymer employees, resulting in related losses of $3,500 and $600, respectively, during the three and six months ended June 29, 2007. The Company recorded the Professional losses, which include the effects of severance activity related to the November 2005 Plan, in selling, general and administrative expenses in the consolidated statement of operations. The Polymer related losses were recorded as a component of discontinued operations in the consolidated statement of operations. The Company expects to record additional settlement losses, which may be material to its consolidated results, in the three month periods ended September 28, 2007 and December 28, 2007.

Effective January 1, 2006, a new healthcare system was introduced in the Netherlands. The new system requires that all residents and non-residents working in the Netherlands subscribe to private health insurance with an insurer of their choice, regardless of income level. In association with the new system, the Company and affected employees have negotiated a new collective bargaining agreement that discontinues the Company sponsored postretirement medical subsidy, resulting in a curtailment gain of $4,361 during the six month period ended June 30, 2006.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(unaudited)

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R). The Company recorded compensation expense of $129 and $224 during the three months ended June 29, 2007 and June 30, 2006, respectively; and $258 and $314 during the six months ended June 29, 2007 and June 30, 2006, respectively.

The Company also recorded compensation expense of $12 and $70 related to restricted stock during the three months ended June 29, 2007 and June 30, 2006, respectively; and $78 and $147 for the six months ended June 29, 2007 and June 30, 2006, respectively.

15.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended June 29, 2007 and June 30, 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net income (loss)	$(30,899)	$240,053	$(78,736)	$117,851
Foreign currency translation adjustments	17,098	18,292	31,637	33,799
Adjustments to minimum pension liability, net of tax	—	22,939	—	22,939
Unrealized gains on derivatives, net of tax	894	304	1,302	1,422

Total comprehensive income (loss)	$(12,907)	$281,588	$(45,797)	$176,011

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(unaudited)

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(unaudited)

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

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

The Company is a licensee of certain chemical production technology used globally. The license agreement provides for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, the Company does not expect to meet the minimum guaranteed payments. In accordance with the requirements of SFAS No. 5, the Company has estimated its possible range of loss as $1,656 to $3,446 and, in accordance with FASB Interpretation No. 14, has recorded a contingent loss of $1,656 in selling, general and administrative expenses during the quarter ended June 29, 2007.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(unaudited)

18.	Segment Information

Business segment information is summarized as follows:

	Three Months Ended June 29, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Corporate	Total Company
Net sales	$210,213	$409,736	$70,837	$53,288	$56,192	$(4,916)	$795,350
Operating profit (loss)	12,581	32,837	4,894	3,862	3,604	(25,664)	32,114
Depreciation and amortization	8,114	13,383	1,438	2,159	1,948	11,565	38,607
Interest expense	2,822	16,339	177	679	803	16,377	37,197
Interest income [1]	(3,285)	2,330	76	6	135	2,751	2,013
Total assets	960,721	1,924,925	255,713	194,756	194,089	(251,406)	3,278,798
Goodwill, net	173,404	761,708	106,601	80,136	63,746	28,613	1,214,208
Capital expenditures, including capitalized computer software	4,245	12,949	1,142	3,135	2,074	2,735	26,280
Long Lived Assets	287,332	1,066,495	144,379	114,292	92,320	294,873	1,999,691

	Three Months Ended June 30, 2006
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Corporate	Total Company
Net sales	$219,381	$370,151	$76,578	$47,869	$48,155	$(4,753)	$757,381
Operating profit (loss)	13,888	(3,392)	3,725	4,520	1,244	(25,536)	(5,551)
Depreciation and amortization	9,350	13,467	1,934	1,954	1,901	10,872	39,478
Interest expense.	2,663	17,795	242	1,224	917	21,942	44,783
Interest income	3,872	2,877	8	129	107	(3,857)	3,136
Total assets	1,142,736	1,859,866	275,813	174,969	163,545	(408,775)	3,208,154
Goodwill, net	175,107	725,833	115,345	74,460	53,404	43,062	1,187,211
Capital expenditures, including capitalized computer software	3,647	7,771	866	1,972	1,903	5,426	21,585
Long Lived Assets.	312,769	1,029,382	158,799	106,090	79,855	318,944	2,005,839

	Six Months Ended June 29, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Corporate	Total Company
Net sales	$390,820	$776,666	$134,566	$104,042	$108,640	$(10,156)	$1,504,578
Operating profit (loss)	6,256	46,444	5,745	8,079	6,262	(41,146)	31,640
Depreciation and amortization	15,684	26,598	2,967	4,208	3,943	22,200	75,600
Interest expense	5,760	34,818	376	1,417	1,766	31,711	75,848
Interest income	3,923	5,463	76	16	279	(4,309)	5,448
Total assets	960,721	1,924,925	255,713	194,756	194,089	(251,406)	3,278,798
Goodwill, net	173,404	761,708	106,601	80,136	63,746	28,613	1,214,208
Capital expenditures, including capitalized computer software	7,984	20,853	1,769	5,121	3,951	5,630	45,308
Long Lived Assets	287,332	1,066,495	144,379	114,292	92,320	294,873	1,999,691

	Six Months Ended June 30, 2006
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Corporate	Total Company
Net sales	$427,044	$700,226	$142,217	$94,905	$95,218	$(10,858)	$1,448,752
Operating profit (loss)	(49,569)	(3,629)	4,794	9,151	3,638	(53,827)	(89,442)
Depreciation and amortization	56,883	31,167	3,767	3,848	3,723	22,399	121,787
Interest expense	5,198	34,349	441	2,558	1,835	43,553	87,934
Interest income	7,148	6,016	8	231	199	(7,044)	6,558
Total assets	1,142,736	1,859,866	275,813	174,969	163,545	(408,775)	3,208,154
Goodwill, net	175,107	725,833	115,345	74,460	53,404	43,062	1,187,211
Capital expenditures, including capitalized computer software	6,984	16,159	1,473	3,205	3,665	8,679	40,165
Long Lived Assets	312,769	1,029,382	158,799	106,090	79,855	318,944	2,005,839

[1]

The North American segment overcharged the Corporate center for intercompany related interest during the three months ended March 30, 2007, resulting in a reversal of $4,464 during the three months ended June 29, 2007.

19.	Subsequent Events

Divestiture – Auto-Chlor Branch Operation

On August 3, 2007, in conjunction with its November 2005 Plan, the Company divested of certain of its Auto-Chlor branch operations in the eastern United States for $2,450, resulting in an approximate gain of $400. These businesses marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers. The purchase price is subject to various post-closing adjustments. The transaction will be recorded in the three months ending September 28, 2007.

Income Tax Assessment

Based on the Company’s evaluation of a preliminary income tax assessment received subsequent to June 29, 2007, and pursuant to the provisions of FIN No. 48, the Company anticipates the need to record additional income tax expense of approximately $4,000 to $10,000 in the quarter ending September 28, 2007.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2007

(unaudited)

Income Tax Assessment

Based on the Company’s evaluation of a preliminary income tax assessment received subsequent to June 29, 2007, and pursuant to the provisions of FIN No. 48, the Company anticipates the need to record additional income tax expense of approximately $4,000 to $10,000 in the quarter ending September 28, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following discussion and analysis describes material changes in the financial condition and results of operations of JohnsonDiversey Holdings, Inc. and its consolidated subsidiaries since December 29, 2006. This discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the quarterly period ended, June 29, 2007, our annual report on Form 10-K for the year ended December 29, 2006, and the section entitled “Forward-Looking Statements” located before Part I of this report.

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

Except where noted, and except for discussion on the consolidated statements of cash flows, the management discussion and analysis below reflect the results of continuing operations, specifically excluding the results from operations and the divestitures of the Chemical Methods Associates subsidiary (“CMA”), the former Polymer Business segment (“Polymer Business”), and Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) as discussed in Note 6 to the consolidated financial statements.

In the three and six months ended June 29, 2007, net sales increased by $38.0 million and $55.8 million, respectively, from the same periods in the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates, and acquisitions and divestitures, our net sales increased 3.2% for the three months ended June 29, 2007 compared to the second quarter of 2006, and our 2007 year-to-date net sales increased 1.9%.

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 29, 2007	June 30, 2006	Change	June 29, 2007	June 30, 2006	Change
Net sales	$795,350	$757,381	5.0%	$1,504,578	$1,448,752	3.9%

Variance due to:
Foreign currency exchange		27,094			53,029
Acquisitions and divestitures		(13,559)			(25,374)

		13,535			27,655

	$795,350	$770,916	3.2%	$1,504,578	$1,476,407	1.9%

Net sales for the three months ended June 29, 2007 and 2007 year-to-date sales were impacted by our decision to withdraw from a majority of the service-oriented laundry and ware washing business in the United States, which we announced in March 2006. Excluding this impact as well as the impact of foreign currency exchange rates, and acquisitions and divestitures, the growth rate was 4.4% and 4.1% for the second quarter and the first six months of 2006, respectively. Outside of North America and Japan, we continue to show net sales growth in Europe, Latin America, and Asia Pacific driven primarily by increased sales volume, selective price increases in certain business sectors and global geographic areas, and the continued expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

Although our gross profit percentage declined by 100 basis points compared to the second quarter of 2006, it improved by 50 basis points for the second quarter of 2007 compared to the first quarter of 2007 and 160 basis points compared to the fourth quarter of 2006. This was due to stabilization of raw materials prices, in part reflecting early success from our Global Strategic Sourcing Initiative, and the favorable impact of our cost reduction programs. Our gross profit percentages for the five most recent fiscal quarters are set forth below:

Three Months Ended
June 29, 2007	March 30, 2007	December 29, 2006	September 29, 2006	June 30, 2006
42.2%	41.7%	40.6%	42.3%	43.2%

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses.

During the second fiscal quarter of 2007, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. In particular, activity of significance during the quarter was:

•	substantially completed the outsourcing of all IT support functions in Europe;

•	successfully completed the closure and sale of our warehouse and other related assets in Polinya (Barcelona), Spain, resulting in a gain of $4.2 million;

•	transitioned certain finance activities in Western Europe to a third party provider, and globally, began transitioning payroll and human resource information systems to new providers;

•	began consolidation of our North American warehouse operations; and

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $4.2 million and $6.4 million, which consisted primarily of severance costs, in the three and six months ended June 29, 2007. In addition, we recorded additional selling, general and administrative costs of approximately $17.7 million and $44.4 million in the three and six months ended June 29, 2007, respectively. These costs consist primarily of $5.5 million related to human resource project costs, $1.9 million related to IT costs, $2.9 million related to supply chain costs, and $1.7 million related to consulting services for the three months ended June 29, 2007, and $11.1 million related to human resource costs, $9.6 million related to IT costs, $3.1 million related to supply chain costs, and $6.9 million related to consulting services for the six months ended June 29, 2007.

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

Estimating Reserves and Allowances. We estimate inventory reserves based on periodic reviews of our inventory balances to identify slow-moving or obsolete items. This determination is based on a number of factors, including new product introductions, changes in customer demand patterns, product life cycle, and historic usage trends.

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

Goodwill and Long-Lived Assets. We periodically review long-lived assets, including non-amortizing intangible assets and goodwill, for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we prepare a future undiscounted cash flow analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). We recorded impairment charges on certain intangible assets and long-lived assets of $3.4 million and $41.6 million, during the six-month periods ended June 29, 2007, and June 30, 2006, respectively, in connection with the November 2005 Plan.

New Accounting Pronouncements

In January 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS 159 are effective for the fiscal year beginning after November 15, 2007, which for us is our fiscal year 2008. We are currently evaluating the impact of the provisions of SFAS No. 159.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN No. 48 beginning in fiscal year 2007. See Note 9 (Income Taxes) to our consolidated financial statements, included elsewhere in this report, for further discussion.

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Net product and service sales	$773,062	$735,052	$38,010	5.2%
Sales agency fee income	22,288	22,329	(41)	-0.2%

	$795,350	$757,381	37,969	5.0%

•	The weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $25.6 million to the increase in net product and service sales.

•

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales increased by 3.2% for the three months ended June 29, 2007 compared to the same period in the prior year, primarily due to strong growth in our European, Latin America, and Asia Pacific regions where growth rates were 6% or higher. These gains were partially offset by declining sales in Japan and North America.

•

In Europe, which includes our African and Middle Eastern markets, net sales increased 6.2% in the second quarter compared to the same period in the prior year. This growth was primarily due to continued higher sales volumes throughout most of the countries in our European region.

•

In Latin America, net sales increased 6.3% in the second quarter of 2007 compared to the same period in the prior year, primarily due to continued strong sales growth from a combination of higher sales volume and price increases, particularly in Brazil and Argentina, with growth from the food and beverage business and indirect channels as well as the retail and food service sectors.

•

In Asia Pacific, net sales increased 11.5% in the second quarter of 2007 compared to the same period in the prior year, led by continued strong sales volume growth in China and India in the building service contractor, food and beverage, lodging, retail, and quick-service restaurant sectors.

•

In Japan, net sales decreased 2.0% in the second quarter of 2007 compared to the same period in the prior year, primarily due to the continuing effects of changing from direct selling to a joint venture for sales and distribution to select food service customers in the Tokyo and Osaka metropolitan markets, a decline in the consumption of floor care products, and decreased equipment and lubricant sales.

•

In North America, net sales decreased 2.1% in the second quarter of 2007 compared to the same period in the prior year. This sales decline reflects the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States. Excluding the impact of the withdrawal from the service-oriented laundry and ware washing business, and divestitures of other non-core businesses, our North American sales increased 2.5%, reversing the declining sales trend experienced earlier in the year from the high volume sales to distributors in December 2006.

•

Excluding a $1.5 million increase from the weakening of the U.S. dollar against the euro and certain other foreign currencies, net sales under our sales agency agreement with Unilever decreased by $1.6 million, or 6.5%, for the three month period ended June 29, 2007 compared to the same period in the prior year. The sales agency agreement with Unilever expired in May 2007; however, we are currently in discussions with Unilever to replace this arrangement, which has been extended to provide adequate time to finalize the new arrangement.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Gross Profit	$335,272	$327,060	$8,212	2.5%

Gross profit as a percentage of net sales:	42.2%	43.2%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $12.1 million for the three months ended June 29, 2007 compared to the same period in the prior year.

•

Excluding the impact of foreign currency exchange rates, gross profit in the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2006 decreased $3.9 million due to the sales decline in North America as mentioned above. In addition the impact of incremental sales volumes in the Europe, Latin America, and Asia Pacific was neutralized by an unfavorable sales mix effect, primarily in Europe, North America, and Japan.

•

Our gross profit percentage declined by 100 basis points for the second quarter of 2007 compared to the second quarter of 2006, primarily due to the sales decline in North America and the impact of the unfavorable sales mix.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Selling, general and administrative expenses	$282,298	$282,791	$(493)	-0.2%
Research and development expenses	16,662	14,967	1,695	11.3%
Restructuring expenses	4,198	34,853	(30,655)	-88.0%

	$303,158	$332,611	$(29,453)	-8.9%

As a percentage of net sales:
Selling, general and administrative expenses	35.5%	37.3%
Research and development expenses	2.1%	2.0%
Restructuring expenses	0.5%	4.6%

	38.1%	43.9%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $6.6 million in the three months ended June 29, 2007 compared to the same period in the prior year.

•

Excluding costs associated with the November 2005 Plan, selling, general, and administrative costs, as a percentage of net sales were 33.3% in the three months ended June 29, 2007 compared to 34.8% for the prior year period. Excluding the impact of foreign currency and costs associated with our restructuring programs under the November 2005 Plan, selling, general and administrative costs declined $3.5 million during the second quarter of 2007 compared to the prior year period. This reflects progress from our November 2005 Plan, which primarily affects our North American and European business segments.

•	Excluding the impact of foreign currency exchange rates, research and development expenses increased $1.4 million during the second quarter of 2007 compared to the prior year period.

•

Excluding the impact of foreign currency exchange rates, restructuring expenses declined $32.2 million during the second quarter of 2007 compared to the prior year period, primarily due to decreased employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the three months ended June 29, 2007 and June 30, 2006, and since inception of the program in November 2005, is outlined below:

(dollars in thousands)	Three Months Ended June 29, 2007	Three Months Ended June 30, 2006	Total Project to Date June 29, 2007
Reserve balance at beginning of period	$58,707	$42,227	$—
Restructuring costs charged to income	4,216	34,854	125,689
Liability adjustments	(18)	—	313
Payments of accrued costs	(14,637)	(15,876)	(77,734)

Reserve balance at end of period	$48,268	$61,205	$48,268

Period costs classified as selling, general and administrative expenses	$17,749	$19,508	$181,880
Period costs classified as cost of sales	859	—	5,551
Capital expenditures	6,104	2,276	28,696

•

During the second quarter of 2007, we recorded $4.2 million of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe. In addition, the Company recorded $17.7 million of selling, general and administrative expenses and $0.9 for cost of sales in the second quarter of 2007. Collectively, these costs consist of $2.3 million related to long-lived asset impairment primarily at the Corporate Center, $0.5 million related to other tangible related non-cash items primarily for North America, and $15.8 million related to other period costs associated with restructuring activities mainly at the Corporate Center, including $5.5 million related to human resource project costs, $1.9 million related to IT costs, $2.9 million related to supply chain costs, and $1.7 million related to consulting services for the second quarter of 2007.

•

In 2002 and in connection with the acquisition of the DiverseyLever business, the Company also recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the second quarter of 2007, the Company paid cash of $0.3 million representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balance associated with the exit plans and the Company’s acquisition-related restructuring plans was $2.2 million as of June 29, 2007.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Interest expense	$37,197	$44,783	$(7,586)	-16.9%
Interest income	(2,013)	(3,136)	1,123	-35.8%

Net interest expense	$35,184	$41,647	$(6,463)	-15.5%

Other expense, net	705	342	363

•

Net interest expense decreased in the second quarter of 2007 compared to the prior year period primarily due to lower average debt balances during the quarter. The lower debt balances resulted from the June 2006 repayment of $420.0 million of term debt using the proceeds from the sale of the Polymer Business, partially offset by the drawing of the $100.0 million delayed draw term loan in July of 2006.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Loss from continuing operations, including minority interests, before income taxes and discontinued operations	$(3,775)	$(47,543)	$43,768	-92.1%
Provision (benefit) for income taxes	27,014	(51,445)	78,459	-152.5%

Effective income tax rate	-715.6%	108.2%

•

We reported an effective income tax rate of -715.6% on the pre-tax loss from continuing operations for the three month period ended June 29, 2007. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards and increased valuation allowances against other net deferred tax assets.

•

We reported an effective income tax rate of 108.2% on the pre-tax loss from continuing operations for the three month period ended June 30, 2006. The high effective income tax rate on pre-tax loss is favorable, and is primarily the result of the Company claiming income tax benefit for a portion of year-to-date pre-tax losses to offset the gain on the sale of the Polymer Business segment. The income tax benefit for the three month period ended June 30, 2006 was partially offset by increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets. The increase in the valuation allowance associated with the U.S. net deferred tax assets results from temporary differences that are currently deductible for book purposes, but will be deductible for tax purposes in the future.

Net Income:

Our net income decreased by $271.0 million, to a net loss of $30.9 million for the second quarter of 2007 compared to income of $240.1 million for the second quarter of 2006, primarily due to the divestiture of the Polymer Business in June 2006, which increased income by $235.9 million (net of tax) in the second quarter of 2006, and an increase in the income tax provision of $78.5 million in the second quarter of 2007 compared to the same period in the prior year. This was offset by a decrease of $31.6 million in restructuring costs and other period costs associated with the November 2005 Plan in the second quarter of 2007, controlled selling, general and administrative spending (excluding restructuring costs), and a decrease of net interest expense of $6.5 million.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended June 29, 2007 and June 30, 2006.

	Three Months Ended
(dollars in thousands)	June 29, 2007	June 30, 2006
Net cash flows used in operating activities	$(27,213)	$(36,618)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	63,663	99,465
Changes in deferred income taxes	(13,648)	2,489
Gain from divestitures	409	225,447
Gain (loss) on property disposals	2,555	(20)
Depreciation and amortization expense	(38,607)	(39,478)
Amortization of debt issuance costs	(1,309)	(1,690)
Interest accreted on notes payable	(11,528)	(10,396)
Interest accrued on long-term receivables-related parties	642	612
Other	(5,863)	242

Net income	(30,899)	240,053

Minority interests in net income of subsidiaries	—	3
Provision for income taxes	26,940	74,234
Interest expense, net	35,184	41,647
Depreciation and amortization expense	38,607	39,478

EBITDA	$69,832	$395,415

EBITDA decreased by $325.6 million for the quarter ended June 29, 2007 as compared to the prior year second quarter, primarily due to the divestiture of the Polymer Business in June 2006, which increased EBITDA by $352.9 million for the quarter ended June 30, 2006. This was offset by a $33.1 million decrease in restructuring costs and period costs included in selling, general and administrative costs related to our November 2005 Plan for the quarter ended June 29, 2007.

Six Months Ended June 29, 2007 Compared to Six Months Ended June 30, 2006

Net Sales:

	Six Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Net product and service sales	$1,459,903	$1,405,138	$54,765	3.9%
Sales agency fee income	44,675	43,614	1,061	2.4%

	$1,504,578	$1,448,752	$55,826	3.9%

•	The weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $50.1 million to the increase in net product and service sales.

•

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales increased by 1.9% compared to the same period in the prior year, primarily due to strong growth in our European, Latin America, and Asia Pacific regions where growth rates were 6% or higher. These gains were partially offset by declining sales in Japan and North America.

•

In Europe, which includes our African and Middle Eastern markets, net sales increased 6.0% in the first six months of 2007 compared to the same period in the prior year. This growth was primarily due to higher sales volumes throughout most of the countries in our European region.

•

In Latin America, net sales increased 6.9% in the first six months of 2007 compared to the same period in the prior year, driven by a combination of higher sales volume and price increases, particularly in Brazil and Argentina, with growth from the food and beverage business and indirect channels as well as the retail and food service sectors.

•

In Asia Pacific, net sales increased 9.7% in the first six months of 2007 compared to the same period in the prior year, led by strong sales volume growth in China and India in the building service contractor, food and beverage, lodging, retail, and quick-service restaurant sectors.

•

In Japan, net sales decreased 1.5% in the first six months of 2007 compared to the same period in the prior year, primarily as a result of a change from direct selling to a joint venture for sales and distribution to select food service customers in the Tokyo and Osaka metropolitan markets, a decline in the consumption of floor care products, and decreased equipment and lubricant sales.

•

In North America, net sales decreased 6.4% in the first six months of 2007 compared to the same period in the prior year. This sales decline reflects the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States. Excluding the impact of the withdrawal from the service-oriented laundry and ware washing business, and divestitures of other non-core businesses, our North American sales increased 1.6%, reversing the declining sales trend experienced earlier in the year from the high volume sales to distributors in December 2006.

•

Excluding a $3.0 million increase from the weakening of the U.S. dollar against the euro and certain other foreign currencies, net sales under our sales agency agreement with Unilever decreased by $1.9 million, or 4.1%, during the first six months of 2007 compared to the same period in the prior year. The sales agency agreement with Unilever expired in May 2007; however, we are currently in discussions with Unilever to replace this arrangement, which has been extended to provide adequate time to finalize the new arrangement.

Gross Profit:

	Six Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Gross Profit	$631,060	$611,476	$19,584	3.2%

Gross profit as a percentage of net sales:	41.9%	42.2%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $23.5 million for the six months ended June 29, 2007 compared to the same period in the prior year.

•

Excluding the impact of foreign currency exchange rates, gross profit for the first six months of 2007 compared to the same period in 2006 decreased $3.9 million due to the sales decline in North America as mentioned above. In addition the impact of incremental sales volumes in the Europe, Latin America, and Asia Pacific was neutralized by an unfavorable sales mix effect, primarily in Europe, North America, and Japan.

•

Our gross profit percentage for the first six months of 2007 was largely in line with the same period in 2006, due to stabilization of raw materials prices, in part reflecting early success from our Global Strategic Sourcing Initiative, and the favorable impact of our cost reduction programs. In combination with further, selective price increases, these favorable factors partially offset the sales decline in North America and the impact of the unfavorable sales mix.

Operating Expenses:

	Six Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Selling, general and administrative expenses	$560,596	$593,893	$(33,297)	-5.6%
Research and development expenses	32,505	29,342	3,163	10.8%
Restructuring expenses	6,319	77,683	(71,364)	-91.9%

	$599,420	$700,918	$(101,498)	-14.5%

As a percentage of net sales:
Selling, general and administrative expenses	37.3%	41.0%
Research and development expenses	2.2%	2.0%
Restructuring expenses	0.4%	5.4%

	39.9%	48.4%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $17.6 million in the six months ended June 29, 2007 compared to the same period in the prior year.

•

Excluding costs associated with the November 2005 Plan, selling, general, and administrative costs, as a percentage of net sales were 34.3% in the six months ended June 29, 2007 compared to 35.7% for the prior year period. Excluding the impact of foreign currency and costs associated with our restructuring programs under the November 2005 Plan, selling, general and administrative costs declined $14.9 million during the second quarter of 2007 compared to the prior year period. This reflects progress from our November 2005 Plan, which primarily affects our North American and European business segments.

•	Excluding the impact of foreign currency exchange rates, research and development expenses increased $2.5 million during the second quarter of 2007 compared to the prior year period.

•

Excluding the impact of foreign currency exchange rates, restructuring expenses declined $73.9 million during the second quarter of 2007 compared to the prior year period, primarily due to decreased employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the six months ended June 29, 2007 and June 30, 2006, and since inception of the program in November 2005, is outlined below:

(dollars in thousands)	Six Months Ended June 29, 2007	Six Months Ended June 30, 2006	Total Project to Date June 29, 2007
Reserve balance at beginning of period	$70,225	$2,347	$—
Restructuring costs charged to income	6,393	77,684	125,689
Liability adjustments	(70)	—	313
Payments of accrued costs	(28,280)	(18,826)	(77,734)

Reserve balance at end of period	$48,268	$61,205	$48,268

Period costs classified as selling, general and administrative expenses	$44,352	$77,146	$181,880
Period costs classified as cost of sales	1,237	—	5,551
Capital expenditures	9,782	4,407	28,696

•

During the six months of 2007, we recorded $6.4 million of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe. In addition, the Company recorded $44.4 million of selling, general and administrative expenses and $1.2 million for costs of sales in the first six months of 2007. Collectively, these costs consist of $3.4 million related to long-lived asset impairment primarily at the Corporate Center, $2.4 million related to other tangible related non-cash items for our North American and European regions, and $39.8 million related to other period costs associated with restructuring activities mainly at the Corporate Center, including $11.1 million related to human resource costs, $9.6 million related to IT costs, $3.1 million related to supply chain costs, and $6.9 million related to consulting services for the six months ended June 29, 2007.

•

In connection with the acquisition of the DiverseyLever business, the Company also recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the first six months of 2007, the Company paid cash of $0.5 million representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balance associated with the exit plans and the Company’s acquisition-related restructuring plans was $2.2 million as of June 29, 2007.

Non-Operating Results:

	Six Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Interest expense	$75,848	$87,934	$(12,086)	-13.7%
Interest income	(5,448)	(6,558)	1,110	-16.9%

Net interest expense	$70,400	$81,376	$(10,976)	-13.5%

Other expense, net	398	1,868	(1,470)

•

Net interest expense decreased in the first six months of 2007 compared to the prior year period primarily due to lower average debt balances during the quarter. The lower debt balances resulted from the June 2006 repayment of $420.0 million of term debt using the proceeds from the sale of the Polymer Business, partially offset by the drawing of the $100.0 million delayed draw term loan in July of 2006.

Income Taxes:

	Six Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Loss from continuing operations, including minority interests, before income taxes and discontinued operations	$(39,158)	$(172,691)	$133,533	-77.3%
Provision (benefit) for income taxes	39,804	(48,941)	88,745	-181.3%

Effective income tax rate	-101.6%	28.3%

•

We reported an effective income tax rate of -101.6% on the pre-tax loss from continuing operations for the six month period ended June 29, 2007. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards and increased valuation allowances against other net deferred tax assets.

•

We reported an effective income tax rate of 28.3% on the pre-tax loss from continuing operations for the six month period ended June 30, 2006. The relatively low effective income tax rate on the pre-tax loss means that the Company was not able to claim full income tax benefit for the loss recognized in the six month period, due largely to increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets. The increase in the valuation allowance associated with the U.S. net deferred tax assets results from temporary differences that are currently deductible for book purposes, but will be deductible for tax purposes in the future.

Net Income:

Our net income decreased by $196.6 million, to a net loss of $78.7 million for the first six months of 2007 compared to income of $117.9 million for the first six months of 2006, primarily due to the divestiture of the Polymer Business in June 2006, which increased income by $235.9 million (net of tax) in 2006, and an increase in the income tax provision of $88.8 million for the first six months of 2007 compared to the same period in the prior year. This was offset by a decrease of $102.9 million in restructuring costs and other period costs associated with the November 2005 Plan in the second quarter of 2007, controlled selling, general and administrative spending (excluding restructuring costs), and a decrease of net interest expense of $11.1 million.

EBITDA:

The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the six months ended June 29, 2007 and June 30, 2006.

	Six Months Ended
(dollars in thousands)	June 29, 2007	June 30, 2006
Net cash flows provided by operating activities	$(69,778)	$(23,106)
Changes in operating assets and liabilities, net of effects	118,961	63,218
from acquisitions and divestitures of businesses
Changes in deferred income taxes	(18,305)	(594)
Gain (loss) from divestitures	(173)	226,758
Gain on property disposals	1,992	98
Depreciation and amortization expense	(75,600)	(121,787)
Amortization of debt issuance costs	(2,511)	(3,425)
Interest accreted on notes payable	(22,757)	(20,629)
Interest accrued on long-term receivables-related parties	1,276	1,217
Other	(11,841)	(3,899)

Net income (loss)	(78,736)	117,851

Minority interests in net income of subsidiaries	—	5
Provision for income taxes	39,956	82,196
Interest expense, net	70,400	81,376
Depreciation and amortization expense	75,600	121,787

EBITDA	$107,220	$403,215

EBITDA decreased by $296.0 million for the six months ended June 29, 2007 as compared to the same period in the prior year, primarily due to the divestiture of the Polymer Business in June 2006, which increased EBITDA by $352.9 million for the six months ended June 30, 2006. This was partially offset by a $64.7 million decrease in restructuring costs and period costs included in selling, general and administrative costs related to our November 2005 Plan for the six months ended June 29, 2007.

Liquidity and Capital Resources

	Six Months Ended		Change
(dollars in thousands)	June 29, 2007	June 30, 2006	Amount	Percentage
Net cash used in operating activities	$(69,778)	$(23,106)	$(46,672)	202.0%
Net cash provided by (used in) investing activities	(37,887)	407,568	(445,455)	-109.3%
Net cash used in financing activities	(7,607)	(408,881)	401,274	-98.1%
Capital expenditures	45,308	40,165	5,143	12.8%

			Change
	June 29, 2007	December 29, 2006	Amount	Percentage
Cash and cash equivalents	$102,684	$208,418	$(105,734)	-50.7%
Working capital (1)	486,529	406,381	80,148	19.7%
Total debt	1,478,511	1,456,073	22,438	1.5%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents at June 29, 2007 compared to December 30, 2006 resulted primarily from cash used during the first six months of 2007 to fund activities related to the November 2005 Plan and capital expenditures, and a reduction of $9.1 million in the utilization of the Asset Securitization program.

•

The increase in net cash used in operating activities during the six months ended June 29, 2007 compared to the prior year period was primarily due to a greater increase in working capital (increase in accounts receivable and inventories and a decrease in accounts payable), a larger decrease in accrued expenses compared to the prior year period, and a reduction in the utilization of the Asset Securitization program.

•

The decrease in net cash used in investing activities during the six months ended June 29, 2007 compared to the prior year period was primarily due to lower proceeds from divestitures, resulting from the divestiture of the Polymer Business in the second quarter of 2006. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures.

•

The decrease in cash flow used in financing activities during the six months ended June 29, 2007 compared to the prior year period was due to lower repayments on long-term debt in the current year. In the second quarter of 2006, we repaid $420.0 million of obligations under our term loan B facility using a majority of the proceeds from the divestiture of the Polymer Business.

•

The increase in working capital during the six months ended June 29, 2007 was due to a $30.3 million increase in inventories resulting from a seasonal build in inventory levels and inventory builds associated with factory closure initiatives, a $44.3 million increase in accounts receivable, and a $5.6 million decrease in accounts payable.

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

The JDI senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 10, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of June 29, 2007, we had $8.3 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $166.7 million under those revolving facilities.

The JDI senior secured credit facilities were amended in June 2007. The amendment reduced the interest rate payable on the term B loan facility and the delayed draw term loan facility from LIBOR plus 250 basis points to LIBOR plus 200 basis points, thereby reducing borrowing costs over the remaining life of the credit facilities.

As of June 29, 2007, excluding indebtedness held by JDI, our only indebtedness consisted of the senior discount notes with an accreted value of $383.0 million. As of June 29, 2007, our subsidiaries had total indebtedness of approximately $1.1 billion, consisting of $602.6 million of senior subordinated notes, $442.9 million of borrowings under the senior secured credit facilities, $14.2 million of other long-term borrowings and $35.8 million in short-term credit lines. In addition, we had $155.7 million in operating lease commitments, $1.7 million in capital lease commitments and $8.3 million committed under letters of credit.

We believe that the cash flows from continuing operations, including the effects of divestures made as part of the November 2005 Plan, together with available cash, borrowings available under our JDI senior secured credit facilities, and the proceeds from the JDI receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future, including those related to the November 2005 Plan. We do not expect the divestitures of the Polymer Business and other businesses, made as part of the November 2005 Plan and included as part of continuing and discontinuing operations, to significantly impact our future liquidity or our ability to meet our debt service obligations. With regards to the divestiture of the Polymer Business, we anticipate that the interest savings from the repayment of the JDI term B loan with $420.0 million of proceeds from the sale will largely offset the operating cash flows that would have been generated by this business.

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

Off-Balance Sheet Arrangements. JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby JDI and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), JDI’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As June 29, 2007 and December 29, 2006, our total potential for securitization of trade receivables was $75.0 million.

As of June 29, 2007 and December 29, 2006, the Conduits held $55.2 million and $64.3 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of June 29, 2007 and December 29, 2006, JDI had a retained interest of $103.8 million and $78.1 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the six months ended June 29, 2007, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 6.35% per annum.

Under the terms of the JDI senior secured credit facilities, JDI must use any net proceeds from the Receivables Facility second to prepay loans outstanding under the senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI may enter into may not exceed $200 million in the aggregate.

Contractual Obligations

As a result of the adoption of FIN No. 48 and changes during the six month period ended June 29, 2007, we increased gross unrecognized tax benefits by $69.1 million, resulting in total unrecognized tax benefits of $100.2 million at June 29, 2007. Total unrecognized tax benefits for which payments are expected in less than one year are $5.0 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current unrecognized tax benefits.

Financial Covenants under the JDI Senior Secured Credit Facilities

Under the amended terms of our senior secured credit facilities, we are subject to certain financial covenants. The financial covenants under our senior secured credit facilities require us to meet the following targets and ratios.

Maximum Leverage Ratio. JDI is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) JDI’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under the Receivables Facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using a weighted-average exchange rate for the relevant fiscal three-month period to (2) JDI’ consolidated EBITDA, as defined in the JDI senior secured credit facilities, for that same financial covenant period.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on June 29, 2007, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the JDI senior secured credit facilities to $150 million in fiscal year 2006 and to $130 million for subsequent fiscal years. To the extent that JDI makes capital expenditures of less than the limit in any fiscal year, however, JDI carries forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of June 29, 2007, JDI was in compliance with the limitation on capital expenditures for fiscal year 2007.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of June 29, 2007, JDI was in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

In addition, the JDI senior secured credit facilities contain covenants that restrict JDI’s ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit our ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan , we sold our equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17.0 million. The purchase price was subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, we recorded additional purchase price of approximately $0.3 million based on the preliminary assessment of closing working capital. The sale resulted in a gain of $2.3 million ($0.5 million after tax), net of related costs. CMA was a non-core asset of the Company.

During the six months ended June 29, 2007, we finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in an immaterial additional gain. Further adjustments are not expected to be significant.

Income, net of tax, and net sales from discontinued operations relating to CMA were $0.5 million and $6.2 million, respectively, for the three months ended June 30, 2006 and $0.9 million and $11.2 million, respectively, for the six months ended June 30, 2006.

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), our indirectly owned subsidiary, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus an additional $8.1 million in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid us $1.5 million for the option to extend the tolling agreement by up to six months. In December 2006, we and BASF finalized purchase price adjustments related to the net asset value and we received an additional $4.1 million.

The Polymer Business developed, manufactured and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry and industrial plastics industry. The Polymer Business was a non-core asset and had been reported as a separate business segment. The sale resulted in a gain of approximately $352.9 million ($235.9 million after tax), net of related costs.

We finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $0.4 million ($0.2 million after tax) and $1.1 million ($0.7 million after tax), during the three and six months ended June 29, 2007, respectively. Further adjustments are not expected to be significant.

In association with the tolling agreement with BASF, we recorded income from discontinued operations, net of tax, of $0.1 million and $0.9 million, respectively, during the three and six months ended June 29, 2007.

Excluding the net gain on divestiture, income, net of tax, and net sales, excluding sales to the Company, from discontinued operations relating to the Polymer Business were $10.2 million and $98.8 million, respectively, for the three months ended June 30, 2006, and $15.2 million and $188.4 million, respectively, for the six months ended June 30, 2006.

Whitmire Micro-Gen Business

In June 2004, we completed the sale of Whitmire to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the United Kingdom, for $46.0 million in cash and the assumption of certain liabilities.

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which we recorded $0.1 million in the three month period ended March 31, 2006. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

Acquisitions

In March 2007, we purchased an additional 6% interest in a North American business that provides purchasing and category management tools to certain of our end-users for $2.6 million. We previously held 9% of the outstanding shares. The transaction is not considered material to our consolidated financial position, results of operations or cash flows.

In February 2006, we purchased the remaining 15% of the outstanding shares of Shanghai JohnsonDiversey, Ltd., our Chinese operating entity, for $3.5 million. We previously held 85% of the outstanding shares and included the holding in our consolidated financial results. Goodwill recorded with respect to the transaction was $2.6 million. The acquisition was accounted for under the purchase method of accounting in accordance with step acquisition rules.

Subsequent Events

Divestiture – Auto-Chlor Operation

On August 3, 2007, in conjunction with the November 2005 Plan, we divested of certain Auto-Chlor branch operations in the eastern United States for $2.5 million, resulting in an approximate gain of $0.4 million. These businesses marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers. The purchase price is subject to various post-closing adjustments. The transaction will be recorded in the three months ending September 28, 2007.

Income Tax Assessment

Based on our evaluation of a preliminary income tax assessment received subsequent to June 29, 2007, and pursuant to the provisions of FIN No. 48, we anticipate the need to record additional income tax expense of approximately $4.0 million to $10.0 million in the quarter ending September 28, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of June 29, 2007, JDI had $442.9 million of debt outstanding under the JDI senior secured credit facilities. After giving effect to the interest rate swap transactions that JDI has entered into with respect to some of the borrowings under our credit facilities, $242.9 million of the debt outstanding remained subject to variable rates. In addition, as of June 29, 2007, JDI had $50.0 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

ITEM 6.	EXHIBITS

10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 25, 2007 among JohnsonDiversey, Inc., as borrower, JohnsonDiversey Holdings, Inc., and Citicorp USA, Inc., as Administrative Agent, on behalf each Lender executing a Lender Consent (amends the Amended and Restated Credit Agreement, dated as of December 16, 2005).*

10.2	Employment Agreement between JohnsonDiversey, Inc. and Jim Larson, dated May 1, 2007.*

10.3	Separation Agreement between JohnsonDiversey, Inc. and Sanjib Choudhuri, dated May 4, 2007.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY HOLDINGS, INC.

Date: August 9, 2007	/s/ Joseph F. Smorada
Joseph F. Smorada, Vice President and Chief Financial Officer

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

10.1	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 25, 2007 among JohnsonDiversey, Inc., as borrower, JohnsonDiversey Holdings, Inc., and Citicorp USA, Inc., as Administrative Agent, on behalf each Lender executing a Lender Consent (amends the Amended and Restated Credit Agreement, dated as of December 16, 2005).*

10.2	Employment Agreement between JohnsonDiversey, Inc. and Jim Larson, dated May 1, 2007.*

10.3	Separation Agreement between JohnsonDiversey, Inc. and Sanjib Choudhuri, dated May 4, 2007.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain schedules and other attachments to this exhibit were omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Commission upon request.