Form 10-Q
period 2007-09-28
JOHNSONDIVERSEY HOLDINGS INC
filed 2007-11-08
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2007

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

There is no public trading market for the registrant’s common stock. As of October 2, 2007, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

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

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 28, 2007	December 29, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,497	$208,418
Accounts receivable, less allowance of $28,346 and $30,711, respectively	590,399	523,512
Accounts receivable – related parties	35,982	27,478
Inventories	294,128	261,015
Deferred income taxes	22,859	35,256
Other current assets	145,571	121,189
Current assets of discontinued operations	3,834	4,100

Total current assets	1,231,270	1,180,968
Property, plant and equipment, net	433,460	421,712
Capitalized software, net	38,806	61,040
Goodwill, net	1,265,706	1,196,104
Other intangibles, net	302,874	310,413
Long-term receivables – related parties	76,603	71,392
Other assets	65,374	65,312
Non current assets of discontinued operations	9,338	14,369

Total assets	$3,423,431	$3,321,310

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$31,118	$35,649
Current portion of long-term borrowings	10,919	12,954
Accounts payable	339,638	350,170
Accounts payable – related parties	53,354	55,454
Accrued expenses	483,950	465,452
Non current liabilities of discontinued operations	3,897	2,943

Total current liabilities	922,876	922,622

Pension and other post-retirement benefits	238,795	234,659
Long-term borrowings	1,450,290	1,407,470
Long-term payables – related parties	30,649	29,480
Deferred income taxes	75,121	56,132
Other liabilities	97,536	47,167
Non current liabilities of discontinued operations	4,070	4,423

Total liabilities	2,819,337	2,701,953

Commitments and contingencies

Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	570,964	570,475

Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	—	—
Retained deficit	(234,604)	(129,443)
Accumulated other comprehensive income	267,734	178,325

Total stockholders’ equity	33,130	48,882

Total liabilities, class B common stock and stockholders’ equity	$3,423,431	$3,321,310

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$767,289	$717,408	$2,227,192	$2,122,546
Sales agency fee income	24,149	22,063	68,824	65,677

	791,438	739,471	2,296,016	2,188,223
Cost of sales	450,769	426,685	1,324,287	1,263,961

Gross profit	340,669	312,786	971,729	924,262
Selling, general and administrative expenses	284,853	279,350	845,449	873,243
Research and development expenses	16,431	15,402	48,936	44,744
Restructuring expenses	9,133	30,792	15,452	108,476

Operating profit (loss)	30,252	(12,758)	61,892	(102,201)
Other (income) expense:
Interest expense	38,517	37,333	114,365	125,267
Interest income	(2,260)	(3,064)	(7,708)	(9,622)
Other (income) expense, net	(430)	1,301	(32)	3,169

Loss from continuing operations before income taxes and minority interests	(5,575)	(48,328)	(44,733)	(221,015)
Income tax (benefit) provision	20,915	1,057	60,719	(47,884)

Loss from continuing operations before minority interests	(26,490)	(49,385)	(105,452)	(173,131)
Minority interests in net income of subsidiaries	—	20	—	25

Loss from continuing operations	(26,490)	(49,405)	(105,452)	(173,156)
Income from discontinued operations, net of income taxes of $8, $(18,036), $159 and $113,102	10	27,612	236	269,213

Net income (loss)	$(26,480)	$(21,793)	$(105,216)	$96,057

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	September 28, 2007	September 29, 2006
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(105,216)	$96,057
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities–
Depreciation and amortization	95,831	117,094
Amortization of intangibles	21,339	43,021
Amortization and write-off of debt issuance costs	3,821	4,865
Interest accrued on long-term receivables- related parties	(1,926)	(1,837)
Interest accreted on notes payable	34,454	31,171
Deferred income taxes	26,106	316
(Gain) loss on disposal of discontinued operations	880	(251,835)
Gain from divestitures	(268)	(1,342)
(Gain) loss on property, plant and equipment disposals	(4,323)	819
Other	10,853	14,660
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable securitization	(12,600)	(52,900)
Accounts receivable	(32,965)	(18,668)
Inventories	(23,005)	(23,054)
Other current assets	(16,960)	(8,759)
Other assets	5,462	3,411
Accounts payable and accrued expenses	(20,435)	8,128
Other liabilities	17,334	(22,651)

Net cash used in operating activities	(1,618)	(61,504)
Cash flows from investing activities:
Capital expenditures	(63,979)	(57,305)
Expenditures for capitalized computer software	(4,871)	(5,875)
Proceeds from property, plant and equipment disposals	10,258	12,580
Acquisitions of businesses	(3,861)	(10,551)
Proceeds from divestitures, net of transaction costs	2,351	461,645

Net cash provided by (used in) investing activities	(60,102)	400,494
Cash flows from financing activities:
Repayments of short-term borrowings	(7,308)	(4,439)
Repayments of long-term borrowings	(6,413)	(327,560)
Payment of debt issuance costs	(500)	—
Dividends paid	—	(49)

Net cash used in financing activities	(14,221)	(332,048)

Effect of exchange rate changes on cash and cash equivalents	6,020	(5,760)

Change in cash and cash equivalents	(69,921)	1,182
Beginning balance [1]	208,418	162,119

Ending balance [2]	$138,497	$163,301

Supplemental cash flows information
Cash paid during the year:
Interest	$56,917	$73,107
Income taxes	19,644	31,911

[1]	Includes cash and cash equivalents for discontinued operations of $3,828 at the beginning of the nine-month period ended September 29, 2006.
[2]	Includes cash and cash equivalents for discontinued operations of $783 at September 29, 2006.

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

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

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of Chemical Methods Associates (“CMA”), the Polymer Business segment (“Polymer Business”), and Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) (see Note 7).

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of September 28, 2007 and its results of operations for the three and nine month periods ended September 28, 2007 and cash flows for the nine month period ended September 28, 2007 have been included. The results of operations for the three and nine month periods ended September 28, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 29, 2006.

The Company has accounted for the divestiture of CMA, Polymer Business and Whitmire as discontinued operations (see Note 7), resulting in the reclassification of prior period amounts in the Company’s consolidated statements of operations and consolidated balance sheets.

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

September 28, 2007

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN No. 48 beginning in fiscal year 2007 (see Note 10).

4. Master Sales Agency and Umbrella Agreements

Master Sales Agency Agreement—May 2002

In connection with the May 2002 acquisition of the DiverseyLever business, the Company entered into a master sales agency agreement (the “Sales Agency Agreement”) with Unilever, whereby the Company acts as an exclusive sales agent in the sale of Unilever’s consumer brand products to various institutional and industrial end-users. At acquisition, the Company assigned an intangible value to the Sales Agency Agreement of $13,000, which was fully amortized at May 2007.

An agency fee is paid by Unilever to JDI in exchange for its sales agency services. An additional fee is payable by Unilever to JDI in the event that conditions for full or partial termination of the Sales Agency Agreement are met. JDI elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to JDI of additional fees. In association with the partial terminations, JDI recognized sales agency fee income of $2,229 and $915 during the three months ended September 28, 2007 and September 29, 2006, respectively; and $2,947 and $990 during the nine months ended September 28, 2007 and September 29, 2006, respectively.

Umbrella Agreement—October 2007

In October 2007, the Company and Unilever agreed on an Umbrella Agreement (the “Umbrella”), to replace the previous Sales Agency Agreement, which includes; i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of the Company’s subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement will also enter agreements with Unilever to distribute Unilever’s consumer branded products. The Umbrella becomes effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

(unaudited)

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

6. Divestitures

On August 3, 2007, in conjunction with its November 2005 Plan, the Company divested of certain of its Auto-Chlor branch operations in the eastern United States for $2,450, resulting in a gain of $1,064, net of taxes and related costs. The gain is included within selling, general and administrative expenses in the consolidated statements of operations. These branch operations marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to food service, lodging, healthcare and institutional customers. The purchase price is subject to various post-closing adjustments.

In September 2006, the Company determined that its Auto-Chlor branch operation in the southern United States met held for sale criteria under SFAS No. 144. In conjunction with its assessment, the Company recorded an impairment charge of $5,139 on certain amortizable intangible assets. The charge is included within selling, general and administrative expenses in the consolidated statements of operations. The assets and liabilities of the business were not considered material to the Company, and are included in the Company’s North American segment.

7. Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan (see Note 12), the Company sold its equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17,000. The purchase price was subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, the Company recorded additional purchase price of approximately $300 based on its preliminary assessment of closing working capital. The sale resulted in a gain of $2,322 ($497 after tax), net of related costs. CMA was a non-core asset of the Company.

During the nine months ended September 28, 2007, the Company finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in a reduction to the gain of $125 ($75 after tax). Further adjustments are not expected to be significant.

Income, net of tax, and net sales from discontinued operations relating to CMA were $962 and $5,683, respectively, for the three months ended September 29, 2006 and $1,813 and $16,905, respectively, for the nine months ended September 29, 2006.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

(unaudited)

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

The Company finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $243 ($145 after tax) and $1,342 ($805 after tax), during the three and nine months ended September 28, 2007, respectively. Further adjustments are not expected to be significant.

In association with the tolling agreement with BASF, the Company recorded income from discontinued operations, net of tax, of $238 and $1,116, respectively, during the three and nine months ended September 28, 2007.

Excluding the net gain on divestiture, income, net of tax, and net sales, excluding sales to the Company, from discontinued operations relating to the Polymer Business were $0 and $195, respectively, for the three months ended September 29, 2006, and $15,169 and $188,580, respectively, for the nine months ended September 29, 2006.

Whitmire Micro-Gen Business

In June 2004, the Company completed the sale of Whitmire to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the United Kingdom, for $46,000 in cash and the assumption of certain liabilities.

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which the Company recorded $124 in the three months ended March 31, 2006. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

8. Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of JDI. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The total potential for securitization of trade receivables under this program at September 28, 2007 and December 29, 2006 was $75,000.

As of September 28, 2007 and December 29, 2006, the Conduit held $51,700 and $64,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

(unaudited)

As of September 28, 2007 and December 29, 2006, JDI had a retained interest of $102,825 and $78,055, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

9. Indebtedness and Credit Arrangements

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

10. Income Taxes

The Company adopted the provisions of FIN No. 48 at the beginning of the 2007 fiscal year. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of adoption of FIN No. 48, an adjustment of approximately $800 was recognized as an increase to beginning retained earnings. As of the adoption date, the Company had gross unrecognized tax benefits for uncertain tax positions of $80,100, including positions impacting only the timing of tax benefits, of which $32,700, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). Additionally, $4,800 of unrecognized tax benefits would, if recognized, reduce goodwill. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of the beginning of the 2007 fiscal year, the Company had accrued interest and penalties of $7,100 related to unrecognized tax benefits. The Company anticipates a charge to income tax expense of approximately $14,000 for the 2007 fiscal year related to uncertain income tax positions, primarily related to certain intercompany transactions and a preliminary income tax assessment received in the quarter ended September 28, 2007.

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

The Company reported an effective income tax rate of -135.7% on the pre-tax loss from continuing operations for the nine month period ended September 28, 2007. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards, increased valuation allowances against other net deferred tax assets, and increases in tax contingency reserves.

11. Inventories

The components of inventories are summarized as follows:

	September 28, 2007	December 29, 2006
Raw materials and containers	$64,302	$59,530
Finished goods	229,826	201,485

Total inventories	$294,128	$261,015

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

(unaudited)

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $33,997 and $29,865 on September 28, 2007 and December 29, 2006, respectively.

12. Restructuring Liabilities

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

In connection with the November 2005 Plan, the Company recognized liabilities of $8,986 and $14,764 for the involuntary termination of 73 and 195 employees, most of which is associated with the European business segment, and an additional $147 and $762 for other restructuring costs during the three and nine months ended September 28, 2007, respectively.

In addition, and in connection with the November 2005 Plan, the Company recognized liabilities of $30,451 and $107,608 for the involuntary termination of 342 and 1,611 employees, and an additional $341 and $868 for other restructuring costs, during the three and nine months ended September 29, 2006, respectively.

The activities associated with the November 2005 Plan for nine months ended September 28, 2007 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 29, 2006	$68,973	$1,252	$70,225
Liability recorded as restructuring expense	1,562	615	2,177
Liability adjustments [1]	—	(52)	(52)
Cash paid [2]	(13,643)	—	(13,643)

Liability balances as of March 30, 2007	$56,892	$1,815	$58,707
Liability recorded as restructuring expense	4,216	—	4,216
Liability adjustments [3]	—	(18)	(18)
Cash paid [4]	(14,510)	(127)	(14,637)

Liability balances as of June 29, 2007	$46,598	$1,670	$48,268
Liability recorded as restructuring expense	8,986	147	9,133
Cash paid [5]	(10,498)	(195)	(10,693)

Liability balances as of September 28, 2007	$45,086	$1,622	$46,708

[1]	Liability adjustments include reductions based on clarification of original assumptions, of which $56 resulted in reduction of restructuring expense and $4 was reclassified to other liabilities.
[2]	Cash paid is reduced by $4 due to the effects of foreign exchange.
[3]	Liability adjustments include reductions based on clarification of original assumptions, of which $18 resulted in reduction of restructuring expense.
[4]	Cash paid is increased by $3 due to the effects of foreign exchange.
[5]	Cash paid is decreased by $350 due to the effects of foreign exchange.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

(unaudited)

In connection with the November 2005 Plan, the Company recorded asset impairment charges of $4,918 and $10,770 for the three and nine months ended September 28, 2007, respectively. In addition, and in connection with the November 2005 Plan, the Company recorded asset impairment charges of $6,167 and $52,628 for the three and nine months ended September 29, 2006, respectively. The impairment charges are included in selling, general and administrative costs.

Exit and Acquisition-Related Restructuring Programs

In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. The Company paid cash of $315 and $803 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities during the three and nine months ended September 28, 2007, respectively. As of September 28, 2007, the Company had remaining exit and acquisition-related restructuring reserves of $1,847. The Company paid cash of $421 and $2,510 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities during the three and nine months ended September 29, 2006, respectively. In addition, the Company reversed $209 of reserves in association with the revised assumptions, resulting in remaining restructuring reserves of $2,970 as of September 29, 2006.

13. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Foreign currency translation gain	$(4,809)	$(1,824)	$(8,754)	$(10,454)
Forward contracts loss	3,979	3,236	7,610	13,613
Other, net	400	(111)	1,112	10

	$(430)	$1,301	$(32)	$3,169

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

(unaudited)

14. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and nine months ended September 28, 2007 and September 29, 2006 are as follows:

	Defined Pension Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Service cost	$8,016	$7,667	$23,480	$24,555
Interest cost	9,517	8,707	28,105	26,802
Expected return on plan assets	(10,375)	(8,736)	(30,680)	(27,070)
Amortization of net loss	2,042	1,763	5,457	5,911
Amortization of transition obligation	102	60	302	180
Amortization of prior service credit	(177)	(167)	(520)	(489)
Curtailments and settlements	2,950	—	7,301	(2,628)

Net periodic pension cost	$12,075	$9,294	$33,445	$27,261

	Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Service cost	$601	$538	$1,792	$1,958
Interest cost	1,418	1,309	4,241	3,945
Amortization of net loss	350	205	1,051	848
Amortization of prior service credit	(47)	(47)	(140)	(140)
Curtailments and settlements	—	—	(129)	(492)

Net periodic benefit cost	$2,322	$2,005	$6,815	$6,119

The Company made contributions to its defined benefit pension plans of $26,158 and $18,013 during the three months ended September 28, 2007 and September 29, 2006, respectively; and $43,469 and $40,848 during the nine months ended September 28, 2007 and September 29, 2006, respectively.

In July 2007, the Company recognized a settlement of defined benefits to former North American Professional and Polymer employees, resulting in related losses of $1,900 and $500, respectively, in the three months ended September 28, 2007. The Company recorded the Professional losses, which are related to the November 2005 Plan, in selling, general and administrative expenses in the consolidated statement of operations. The Polymer related losses were recorded as a component of discontinued operations in the consolidated statement of operations.

In July 2007, the Company’s Italian subsidiary recognized curtailment losses of $550 in the three months ended September 28, 2007 relating to legislative changes to the mandatory termination indemnity program. The Company recorded the losses in selling, general and administrative expenses in the consolidated statement of operations.

In June 2007, the Company recognized a settlement of defined benefits to former North American Professional and Polymer employees, resulting in related losses of $3,500 and $600, respectively, in the three months ended June 29, 2007. The Company recorded the Professional losses, which are related to the November 2005 Plan, in selling, general and administrative expenses in the consolidated statement of operations. The Polymer related losses were recorded as a component of discontinued operations in the consolidated statement of operations.

Effective January 1, 2006, a new healthcare system was introduced in the Netherlands. The new system requires that all residents and non-residents working in the Netherlands subscribe to private health insurance with an insurer of their choice, regardless of income level. In association with the new system, the Company and affected employees have negotiated a new collective bargaining agreement that discontinues the Company sponsored postretirement medical subsidy, resulting in a curtailment gain of $4,361 during the nine months ended September 29, 2006.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

(unaudited)

15. Stock-Based Compensation

The Company has a long-term incentive plan (the “Plan”) that provides for the right to purchase stock of Commercial Markets Holdco, Inc. (“Holdco”), the parent of the Company’s direct parent, JohnsonDiversey Holdings, Inc. (“Holdings”), for certain members of senior management of the Company. In December 2005, the Company and Holdco approved the cancellation of the Plan. In connection with this decision, Holdco commenced an offer to purchase all of its outstanding unrestricted class C common stock and options to purchase its class C common stock and class B common stock. Those participants who chose not to accept the tender offer will continue to participate under existing Plan terms; however, the Company will not grant further awards under the Plan.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) using the modified-prospective-transition method. Under this transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R). The Company recorded compensation expense of $129 and $157 during the three months ended September 28, 2007 and September 29, 2006, respectively; and $386 and $471 during the nine months ended September 28, 2007 and September 29, 2006, respectively.

The Company also recorded compensation expense of $39 and $137 related to restricted stock during the three months ended September 28, 2007 and September 29, 2006, respectively; and $117 and $225 for the nine months ended September 28, 2007 and September 29, 2006, respectively.

16. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended September 28, 2007 and September 29, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net income (loss)	$(26,480)	$(21,793)	$(105,216)	$96,057
Foreign currency translation adjustments	58,088	6,660	89,725	40,459
Adjustments to minimum pension liability, net of tax	—	—	—	22,939
Unrealized gains (losses) on derivatives, net of tax	(1,618)	(548)	(316)	874

Total comprehensive income (loss)	$29,990	$(15,681)	$(15,807)	$160,329

17. Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

(unaudited)

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

(unaudited)

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

September 28, 2007

(unaudited)

18. Commitments and Contingencies

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

The Company is a licensee of certain chemical production technology used globally. The license agreement provides for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, the Company does not expect to meet the minimum guaranteed payments. In accordance with the requirements of SFAS No. 5, the Company has estimated its possible range of loss as $1,656 to $3,446 and, in accordance with FASB Interpretation No. 14, has recorded a contingent loss of $1,656 in selling, general and administrative expenses during the three months ended June 29, 2007, and was unchanged during the three months ended September 28, 2007.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2007

(unaudited)

19. Segment Information

Business segment information is summarized as follows:

	Three Months Ended September 28, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Corporate	Total Company
Net sales	$204,552	$408,095	$68,251	$56,658	$57,534	$(3,652)	$791,438
Operating profit (loss)	21,643	22,183	318	5,308	1,753	(20,953)	30,252
Depreciation and amortization	8,271	15,856	3,661	2,030	2,117	9,635	41,570
Interest expense	2,801	17,419	175	768	833	16,521	38,517
Interest income	1,215	2,728	1	4	166	(1,854)	2,260
Total assets	897,546	2,051,602	265,897	200,665	199,224	(191,503)	3,423,431
Goodwill, net	173,639	800,638	101,876	82,586	65,222	41,745	1,265,706
Capital expenditures, including capitalized computer software	6,201	8,397	654	1,460	2,643	4,187	23,542
Long Lived Assets	286,981	1,112,008	150,732	117,365	94,935	295,593	2,057,614

	Three Months Ended September 29, 2006
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Corporate	Total Company
Net sales	$206,415	$368,443	$72,584	$47,861	$49,159	$(4,991)	$739,471
Operating profit (loss)	1,054	(3,075)	2,866	2,845	(690)	(15,758)	(12,758)
Depreciation and amortization	8,359	13,183	1,912	2,209	2,007	10,658	38,328
Interest expense	2,706	17,568	210	1,067	907	14,875	37,333
Interest income	3,268	2,733	—	(23)	128	(3,042)	3,064
Total assets	1,149,939	1,872,787	272,860	177,604	168,597	(349,021)	3,292,766
Goodwill, net	175,103	729,264	113,058	75,156	55,025	41,932	1,189,538
Capital expenditures, including capitalized computer software	5,571	6,721	1,584	2,405	1,344	4,688	22,313
Long Lived Assets	303,140	1,032,157	155,196	106,983	81,278	312,736	1,991,490

	Nine Months Ended September 28, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Corporate	Total Company
Net sales	$595,371	$1,184,761	$202,817	$160,700	$166,174	$(13,807)	$2,296,016
Operating profit (loss)	25,624	67,705	6,063	13,387	8,015	(58,902)	61,892
Depreciation and amortization	23,955	42,454	6,628	6,239	6,060	31,834	117,170
Interest expense	8,562	52,237	551	2,185	2,599	48,231	114,365
Interest income	5,137	8,190	77	21	445	(6,162)	7,708
Total assets	897,546	2,051,602	265,897	200,665	199,224	(191,503)	3,423,431
Goodwill, net	173,639	800,638	101,876	82,586	65,222	41,745	1,265,706
Capital expenditures, including capitalized computer software	14,185	29,250	2,423	6,580	6,594	9,818	68,850
Long Lived Assets	286,981	1,112,008	150,732	117,365	94,935	295,593	2,057,614

	Nine Months Ended September 29, 2006
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Corporate	Total Company
Net sales	$634,169	$1,068,669	$214,801	$142,766	$144,377	$(16,559)	$2,188,223
Operating profit (loss)	(48,515)	(6,704)	7,659	11,996	2,948	(69,585)	(102,201)
Depreciation and amortization	65,243	44,350	5,679	6,057	5,731	33,055	160,115
Interest expense	7,904	51,918	651	3,625	2,742	58,427	125,267
Interest income	10,736	8,749	8	208	327	(10,406)	9,622
Total assets	1,149,939	1,872,787	272,860	177,604	168,597	(349,021)	3,292,766
Goodwill, net	175,103	729,264	113,058	75,156	55,025	41,932	1,189,538
Capital expenditures, including capitalized computer software	12,555	22,880	3,058	5,609	5,009	14,069	63,180
Long Lived Assets	303,140	1,032,157	155,196	106,983	81,278	312,736	1,991,490

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following discussion and analysis describes material changes in the financial condition and results of operations of JohnsonDiversey Holdings, Inc. and its consolidated subsidiaries since December 29, 2006. This discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the quarterly period ended, September 28, 2007, our annual report on Form 10-K for the year ended December 29, 2006, and the section entitled “Forward-Looking Statements” located before Part I of this report.

We operate our business through Holdings’ sole subsidiary, JDI, and its subsidiaries. We are a leading global marketer and manufacturer of cleaning, hygiene and appearance enhancing products, equipment and related services for the institutional and industrial cleaning and sanitation market. We have net product and service sales (“net sales”) in more than 160 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan.

Except where noted, and except for discussion on the consolidated statements of cash flows, the management discussion and analysis below reflects the results of continuing operations, specifically excluding the results from operations and the divestitures of the Chemical Methods Associates subsidiary (“CMA”), the former Polymer Business segment (“Polymer Business”), and Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) as discussed in Note 7 to the consolidated financial statements.

In the three and nine months ended September 28, 2007, net sales increased by $52.0 million and $107.8 million, respectively, from the same periods in the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates, and acquisitions and divestitures, our net sales increased 3.9% for the three months ended September 28, 2007 compared to the third quarter of 2006, and our 2007 year-to-date net sales increased 2.6%.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	September 28, 2007	September 29, 2006	Change	September 28, 2007	September 29, 2006	Change
Net sales	$791,438	$739,471	7.0%	$2,296,016	$2,188,223	4.9%
Variance due to:
Foreign currency exchange		37,140			90,169
Acquisitions and divestitures		(14,610)			(39,984)

		22,530			50,185

	$791,438	$762,001	3.9%	$2,296,016	$2,238,408	2.6%

Net sales for the three months ended September 28, 2007 and 2007 year-to-date net sales were impacted by our decision to withdraw from a majority of the service-oriented laundry and ware washing business in the United States, which we announced in March 2006. Excluding this impact as well as the impact of foreign currency exchange rates, and acquisitions and divestitures, the growth rate was 4.0% and 4.1% for the third quarter and the first nine months of 2006, respectively. Outside of North America and Japan, we continue to show net sales growth in Europe, Latin America, and Asia Pacific driven primarily by increased sales volume, selective price increases in certain business sectors and global geographic areas, and the continued expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

Our gross profit percentage has shown continuous improvement in 2007, improving by 240 basis points compared to the fourth quarter of 2006, 130 basis points compared to the first quarter of 2007, and 80 basis points compared to the second quarter of 2007. This was due to selective price increases and stabilization of raw materials prices, in part reflecting early success from our Global Strategic Sourcing Initiative, and the favorable impact of our cost reduction programs. Our gross profit percentages for the five most recent fiscal quarters are set forth below:

Three Months Ended
September 28, 2007	June 29, 2007	March 30, 2007	December 29, 2006	September 29, 2006
43.0%	42.2%	41.7%	40.6%	42.3%

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses.

During the third fiscal quarter of 2007, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. In particular, activity of significance during the quarter was:

•	commenced the closure of our factory and other related assets in Tsukuba (near Tokyo), Japan;

•

continued the transition of certain finance activities in Western Europe to a third party provider, and globally, continued the transition of payroll and human resource information systems to new providers;

•

substantially completed the first phase of optimizing our North American warehouse operations with the opening a of new warehouse and distribution center in Sturtevant, Wisconsin, and continued further redesign of supply chain throughout the rest of North America;

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency; and

•	continued a redesign of our European operations to strengthen the focus of our local organizations on sales and marketing execution.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $9.1 million and $15.5 million, which consisted primarily of severance costs in the third quarter and nine months ended September 28, 2007, respectively. In addition, we recorded additional selling, general and administrative costs of approximately $24.7 million and $69.0 million in the third quarter and nine months ended September 28, 2007, respectively. For the third quarter, these costs consist primarily of $6.0 million related to asset write-downs, $5.6 million related to consulting services and $5.0 million related to human resource costs. For the nine months ended September 28, 2007, these costs consist primarily of $16.2 million related to human resource costs, $12.4 million related to consulting services, and $12.0 million related to IT costs.

Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results may differ from these estimates under different assumptions or conditions. The following are the accounting policies that we believe are most critical to our financial condition and results of operations and that involve management’s judgment and/or evaluation of inherent uncertain factors:

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

Pension and Post-Retirement Benefits. We sponsor separately funded pension and post-retirement plans in various countries, including the United States. Several statistical and judgmental factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and healthcare cost trends, as determined by us and our actuaries. In addition, our actuarial consultants also use subjective factors, such as withdrawal and mortality rates, to estimate these factors. We use actuarial assumptions that may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, longer or shorter life spans of participants and changes in actual costs of healthcare. Actual results may significantly affect the amount of pension and other post-retirement benefit expenses recorded by us.

Goodwill and Long-Lived Assets. We periodically conduct an impairment review on long-lived assets, including non-amortizing intangible assets and goodwill, and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we prepare a future undiscounted cash flow analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). In connection with the November 2005 Plan, we recorded impairment charges on certain intangible assets and long-lived assets of $6.4 million and $9.8 million, during the three and nine months ended September 28, 2007, respectively.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). Under SFAS No. 158, we will also recognize the funded status of its defined benefit postretirement plans and provide required disclosures as of December 28, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheets will be effective in fiscal year 2008. If we had adopted SFAS No. 158 at December 29, 2006, we would have recorded an increase in pension and post-retirement benefit liabilities of approximately $67.3 million, substantially all of which would be offset to accumulated other comprehensive income. However, this impact could change materially as of December 28, 2007, due to changes in the discount rates used to measure plan obligations, the actual returns on plan assets, and other factors.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN No. 48 beginning in fiscal year 2007. See Note 10 (Income Taxes) to our consolidated financial statements, included elsewhere in this report, for further discussion.

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	September 28, 2007	September 29, 2006	Amount	Percentage
Net product and service sales	$767,289	$717,408	$49,881	7.0%
Sales agency fee income	24,149	22,063	2,086	9.5%

	$791,438	$739,471	51,967	7.0%

•	The weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $35.4 million to the increase in net sales.

•

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales increased by 3.9% for the three months ended September 28, 2007 compared to the same period in the prior year, primarily due to strong growth in our European, Latin America, and Asia Pacific regions where growth rates were 5.0% or higher. These gains were partially offset by declining sales in Japan.

•

In Europe, which includes our African and Middle Eastern markets, net sales increased 5.0% in the third quarter of 2007 compared to the same period in the prior year. This growth was primarily due to continued higher sales volumes throughout most of the countries in our European region.

•

In Latin America, net sales increased 11.4% in the third quarter of 2007 compared to the same period in the prior year, primarily due to higher sales volumes throughout most of the region, particularly in Brazil and Argentina, with growth from the food and beverage business, food service, and indirect channels.

•

In Asia Pacific, net sales increased 11.9% in the third quarter of 2007 compared to the same period in the prior year, led by continued strong sales volume growth in China and India in the food and beverage, lodging, and quick-service restaurant sectors.

•	In Japan, net sales decreased 4.8% in the third quarter of 2007 compared to the same period in the prior year, primarily due to a decline in the facilities solution sector.

•

In North America net sales increased 1.1% in the third quarter of 2007 compared to the same period in the prior year, excluding the impact of divestitures. Excluding the impact of the withdrawal from the service-oriented laundry and ware washing business, and the divestitures of other non-core businesses, our North American net sales increased 2.4%.

•

Excluding a $1.7 million increase from the weakening of the U.S. dollar against the euro and certain other foreign currencies, net sales under our Sales Agency Agreement increased by $0.3 million, or 1.5%, for the three month period ended September 28, 2007 compared to the same period in the prior year, primarily due to an increase in partial termination fees of $1.2 million in our European segment.

In October 2007, the Sales Agency Agreement with Unilever, which is set to expire in December 2007, was replaced by an Umbrella Agreement, which includes: i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement will also enter agreements with Unilever to distribute Unilever’s consumer branded products. The Umbrella Agreement becomes effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	September 28, 2007	September 29, 2006	Amount	Percentage
Gross Profit	$340,669	$312,786	$27,883	8.9%
Gross profit as a percentage of net sales:	43.0%	42.3%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $16.2 million for the three months ended September 28, 2007 compared to the same period in the prior year.

•

Excluding the impact of foreign currency exchange rates, gross profit in the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006 increased by $11.7 million, primarily due to higher sales volumes in our European, Latin America, and Asia Pacific regions as mentioned above.

•

Our gross profit percentage increased by 70 basis points for the third quarter of 2007 compared to the third quarter of 2006, mainly due to improved margins in Europe, North America, and Asia Pacific. The improved margins primarily resulted from selective price increases and stabilization of raw materials prices, in part reflecting early success from our Global Strategic Sourcing Initiative, and the favorable impact of our cost reduction programs.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	September 28, 2007	September 29, 2006	Amount	Percentage
Selling, general and administrative expenses	$284,853	$279,350	$5,503	2.0%
Research and development expenses	16,431	15,402	1,029	6.7%
Restructuring expenses	9,133	30,792	(21,659)	-70.3%

	$310,417	$325,544	$(15,127)	-4.6%

As a percentage of net sales:
Selling, general and administrative expenses	36.0%	37.8%
Research and development expenses	2.1%	2.1%
Restructuring expenses	1.2%	4.2%

	39.3%	44.1%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $14.3 million in the three months ended September 28, 2007 compared to the same period in the prior year.

•

Excluding costs associated with the November 2005 Plan, selling, general, and administrative costs, as a percentage of net sales were 32.9% in the three months ended September 28, 2007 compared to 33.8% for the prior year period. Excluding the impact of foreign currency and costs associated with our restructuring programs under the November 2005 Plan, selling, general and administrative costs declined $1.3 million during the third quarter of 2007 compared to the prior year period. This reflects progress from our November 2005 Plan, which primarily affects our North American and European business segments. The decline was partially offset by a $2.3 million change in estimate for environmental reserves associated with updated exposure studies at a former DiverseyLever site in Europe.

•	Excluding the impact of foreign currency exchange rates, research and development expenses increased $0.7 million during the third quarter of 2007 compared to the prior year period.

•

Excluding the impact of foreign currency exchange rates, restructuring expenses declined $24.3 million during the third quarter of 2007 compared to the prior year period, primarily due to decreased employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the three months ended September 28, 2007 and September 29, 2006, and since inception of the program in November 2005, is outlined below:

(dollars in thousands)	Three Months Ended September 28, 2007	Three Months Ended September 29, 2006	Total Project to Date September 28, 2007
Reserve balance at beginning of period	$48,268	$61,205	$—
Restructuring costs charged to income	9,133	30,792	134,822
Liability adjustments	—	—	313
Payments of accrued costs	(10,693)	(17,965)	(88,427)

Reserve balance at end of period	$46,708	$74,032	$46,708

Period costs classified as selling, general and administrative expenses	$24,693	$29,232	$206,573
Period costs classified as cost of sales	(1,498)	—	4,053
Capital expenditures	4,908	2,332	33,604

•

During the third quarter of 2007, we recorded $9.1 million of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe. In addition, we recorded $24.7 million of selling, general and administrative expenses and a $1.5 million reduction to cost of sales (represents an adjustment of previous inventory reserves) for the third quarter of 2007. Collectively, these costs were mainly recorded at our Corporate Center and consist of $6.4 million related to long-lived asset impairment, a $1.5 million credit related to other tangible related non-cash items and $18.3 million related to other period costs associated with restructuring activities, including $5.6 million related to consulting services, $5.0 million related to human resource project costs, and $2.5 related to supply chain costs for the third quarter of 2007.

•

In connection with the acquisition of the DiverseyLever business, we also recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the third quarter of 2007, we paid cash of $0.3 million representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balance associated with the exit plans and acquisition-related restructuring plans was $1.8 million as of September 28, 2007.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	September 28, 2007	September 29, 2006	Amount	Percentage
Interest expense	$38,517	$37,333	$1,184	3.2%
Interest income	(2,260)	(3,064)	804	-26.2%

Net interest expense	$36,257	$34,269	$1,988	5.8%

Other (income) expense, net	(430)	1,301	(1,731)

•

Net interest expense increased in the third quarter of 2007 compared to the prior year period primarily due to a decrease in interest income resulting from lower average cash balances during the quarter. The decrease in average cash balances resulted from cash used to fund activities related to the November 2005 Plan and capital expenditures during the year.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	September 28, 2007	September 29, 2006	Amount	Percentage
Loss from continuing operations, including minority interests, before income taxes and discontinued operations	$(5,575)	$(48,348)	$42,773	-88.5%
Provision for income taxes	20,915	1,057	19,858	1878.7%

Effective income tax rate	-375.2%	-2.2%

•

We reported an effective income tax rate of -375.2% on the pre-tax loss from continuing operations for the three month period ended September 28, 2007. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards, increased valuation allowances against other net deferred tax assets, and increases in tax contingency reserves.

•

We reported an effective income tax rate of -2.2% on pre-tax loss from continuing operations for the three month period ended September 29, 2006. Income tax expense for the three month period includes a reclassification of income tax benefit from continuing operations in the amount of $16.8 million to income tax benefit from discontinued operations related to the utilization of prior year un-benefited net operating losses. This income tax benefit was inappropriately classified in continuing operations in the financial statements for the six month period ended June 30, 2006. Absent this reclassification, the income tax benefit recorded for the three month period was substantially similar to the expected tax benefit.

Net Income:

Our net income decreased by $4.7 million, to a net loss of $26.5 million for the third quarter of 2007 compared to a net loss of $21.8 million for the third quarter of 2006, primarily due to an increase in the income tax provision of $19.9 million and a $27.6 million decrease in income from discontinued operations. This was offset by an increased operating profit of $43.0 million, which mainly resulted from a $27.7 million decrease in restructuring costs and other period cost associated with the November 2005 Plan and controlled selling, general and administrative spending (excluding restructuring costs).

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended September 28, 2007 and September 29, 2006.

	Three Months Ended
(dollars in thousands)	September 28, 2007	September 29, 2006
Net cash flows provided by (used in) operating activities	$68,160	$(38,398)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(35,792)	51,275
Changes in deferred income taxes	(7,801)	278
Gain (loss) from divestitures	(439)	26,419
Gain (loss) on property disposals	2,331	(917)
Depreciation and amortization expense	(41,570)	(38,328)
Amortization of debt issuance costs	(1,310)	(1,440)
Interest accreted on notes payable	(11,697)	(10,542)
Interest accrued on long-term receivables-related parties	650	620
Other	988	(10,760)

Net loss	(26,480)	(21,793)

Minority interests in net income of subsidiaries	—	20
Provision for (benefit from) income taxes	20,923	(16,979)
Interest expense, net	36,257	34,269
Depreciation and amortization expense	41,570	38,328

EBITDA	$72,270	$33,845

EBITDA increased by $38.4 million for the quarter ended September 28, 2007 as compared to the prior year third quarter, primarily due to a $28.7 million decrease in restructuring costs and period costs included in selling, general and administrative expenses and cost of sales related to the November 2005 Plan.

Nine Months Ended September 28, 2007 Compared to Nine Months Ended September 29, 2006

Net Sales:

	Nine Months Ended		Change
(dollars in thousands)	September 28, 2007	September 29, 2006	Amount	Percentage
Net product and service sales	$2,227,192	$2,122,546	$104,646	4.9%
Sales agency fee income	68,824	65,677	3,147	4.8%

	$2,296,016	$2,188,223	$107,793	4.9%

•	The weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $85.5 million to the increase in net sales.

•

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales increased by 2.7% compared to the same period in the prior year, primarily due to strong growth in our European, Latin America, and Asia Pacific regions where growth rates were 5.7% or higher. These gains were partially offset by declining sales in Japan and North America.

•

In Europe, which includes our African and Middle Eastern markets, net sales increased 5.7% in the first nine months of 2007 compared to the same period in the prior year. This growth was primarily due to higher sales volumes throughout most of the countries in our European region.

•

In Latin America, net sales increased 8.4% in the first nine months of 2007 compared to the same period in the prior year, primarily driven by higher sales volumes throughout most of the region, particularly in Brazil and Argentina, with growth from the food service sector, the food and beverage business, indirect channels, and the retail sector.

•

In Asia Pacific, net sales increased 10.4% in the first nine months of 2007 compared to the same period in the prior year, led by strong sales volume growth in China and India in the food and beverage, lodging, quick-service restaurant, retail, and building service contractor sectors.

•	In Japan, net sales decreased 2.6% in the first nine months of 2007 compared to the same period in the prior year, primarily due to a decline in the facilities solution sector.

•

In North America, net sales decreased 3.9 % in the first nine months of 2007 compared to the same period in the prior year, excluding the impact of divestitures. This sales decline reflects the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States. Excluding the impact of the withdrawal from the service-oriented laundry and ware washing business, and the divestitures of other non-core businesses, our North American sales increased 1.8%, reversing the declining sales trend experienced earlier in the year from the high volume sales to distributors in December 2006.

•

Excluding a $4.7 million increase from the weakening of the U.S. dollar against the euro and certain other foreign currencies, net sales under our Sales Agency Agreement decreased by $1.6 million, or 2.2%, during the first nine months of 2007 compared to the same period in the prior year. This decline was partially offset by an increase in partial termination fees of $1.9 million in our European segment.

In October 2007, the Sales Agency Agreement with Unilever, which is set to expire in December 2007, was replaced by an Umbrella Agreement, which includes: i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement will also enter agreements with Unilever to distribute Unilever’s consumer branded products. The Umbrella Agreement becomes effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

Gross Profit:

	Nine Months Ended		Change
(dollars in thousands)	September 28, 2007	September 29, 2006	Amount	Percentage
Gross Profit	$971,729	$924,262	$47,467	5.1%
Gross profit as a percentage of net sales:	42.3%	42.2%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $39.7 million for the nine months ended September 28, 2007 compared to the same period in the prior year.

•

Excluding the impact of foreign currency exchange rates, gross profit for the first nine months of 2007 compared to the same period in 2006 increased $7.8 million primarily due to higher sales volumes in our European, Latin America, and Asia Pacific regions as mentioned above.

•

Our gross profit percentage for the first nine months of 2007 has improved slightly over 2006 mainly due to improved margins in Europe and North America. The improved margins primarily resulted from selective price increases and stabilization of raw materials prices, in part reflecting early success from our Global Strategic Sourcing Initiative, and the favorable impact of our cost reduction programs.

Operating Expenses:

	Nine Months Ended		Change
(dollars in thousands)	September 28, 2007	September 29, 2006	Amount	Percentage
Selling, general and administrative expenses	$845,449	$873,243	$(27,794)	-3.2%
Research and development expenses	48,936	44,744	4,192	9.4%
Restructuring expenses	15,452	108,476	(93,024)	-85.8%

	$909,837	$1,026,463	$(116,626)	-11.4%

As a percentage of net sales:
Selling, general and administrative expenses	36.8%	39.9%
Research and development expenses	2.1%	2.0%
Restructuring expenses	0.7%	5.0%

	39.6%	46.9%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $31.9 million in the nine months ended September 28, 2007 compared to the same period in the prior year.

•

Excluding costs associated with the November 2005 Plan, selling, general, and administrative costs, as a percentage of net sales were 33.8% in the nine months ended September 28, 2007 compared to 35.0% for the prior year period. Excluding the impact of foreign currency and costs associated with our restructuring programs under the November 2005 Plan, selling, general and administrative costs declined $16.2 million during the third quarter of 2007 compared to the prior year period. This reflects progress from our November 2005 Plan, which primarily affects our North American and European business segments.

•	Excluding the impact of foreign currency exchange rates, research and development expenses increased $3.2 million during the third quarter of 2007 compared to the prior year period.

•

Excluding the impact of foreign currency exchange rates, restructuring expenses declined $98.2 million during the third quarter of 2007 compared to the prior year period, primarily due to decreased employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the nine months ended September 28, 2007 and September 29, 2006, and since inception of the program in November 2005, is outlined below:

(dollars in thousands)	Nine Months Ended September 28, 2007	Nine Months Ended September 29, 2006	Total Project to Date September 28, 2007
Reserve balance at beginning of period	$70,225	$2,347	$—
Restructuring costs charged to income	15,526	108,476	134,822
Liability adjustments	(70)	—	313
Payments of accrued costs	(38,973)	(36,791)	(88,427)

Reserve balance at end of period	$46,708	$74,032	$46,708

Period costs classified as selling, general and administrative expenses	$69,045	$106,379	$206,573
Period costs classified as cost of sales	(261)	—	4,053
Capital expenditures	14,690	6,739	33,604

•

During the first nine months of 2007, we recorded $15.5 million of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred throughout North America and Europe. In addition, we recorded $69.0 million of selling, general and administrative expenses and a $0.3 million reduction to cost of sales (represents an adjustment of previous inventory reserves) for the first nine months of 2007.

Collectively, these costs were mainly recorded at our Corporate Center and consist of $9.8 million related to long-lived asset impairment, $0.9 million related to other tangible related non-cash items and $58.0 million related to other period costs associated with restructuring activities, including $16.2 million related to human resource project costs, $12.4 million related to consulting services, and $12.0 million related to IT charges for the nine months ended September 28, 2007.

•

In connection with the acquisition of the DiverseyLever business, we also recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the first nine months of 2007, we paid cash of $0.8 million representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balance associated with the exit plans and acquisition-related restructuring plans was $1.8 million as of September 28, 2007.

Non-Operating Results:

	Nine Months Ended		Change
(dollars in thousands)	September 28, 2007	September 29, 2006	Amount	Percentage
Interest expense	$114,365	$125,267	$(10,902)	-8.7%
Interest income	(7,708)	(9,622)	1,914	-19.9%

Net interest expense	$106,657	$115,645	$(8,988)	-7.8%

Other (income) expense, net	(32)	3,169	(3,201)

•

Net interest expense decreased in the first nine months of 2007 compared to the prior year period primarily due to lower average debt balances during the period. The lower average debt balances resulted from the June 2006 repayment of $420.0 million of term debt using the proceeds from the sale of the Polymer Business, partially offset by the drawing of the $100.0 million delayed draw term loan in July of 2006. This was partially offset by a decrease in interest income resulting from lower average cash balances during the period as compared to the same period last year. The decrease in cash balances resulted from cash used to fund activities related to the November 2005 Plan and capital expenditures during the year.

Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	September 28, 2007	September 29, 2006	Amount	Percentage
Loss from continuing operations, including minority interests, before income taxes and discontinued operations	$(44,733)	$(221,040)	$176,307	-79.8%
Provision (benefit) for income taxes	60,719	(47,884)	108,603	-226.8%

Effective income tax rate	-135.7%	21.7%

•

We reported an effective income tax rate of -135.7% on the pre-tax loss from continuing operations for the nine month period ended September 28, 2007. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards, increased valuation allowances against other net deferred tax assets, and increases in tax contingency reserves.

•

We reported an effective income tax rate of 21.7% on the pre-tax loss from continuing operations for the nine month period ended September 29, 2006. The relatively low effective income tax rate on the pre-tax loss means that we were not able to claim full income tax benefit for the loss recognized in the nine month period, due largely to increased valuation allowances against tax loss carryforwards from international operations and increased valuation allowance against U.S. net deferred tax assets. The increase in the valuation allowance associated with the U.S. net deferred tax assets results from temporary differences that are currently deductible for book purposes, but will be deductible for tax purposes in the future.

Net Income:

Our net income decreased by $201.3 million, to a net loss of $105.2 million for the first nine months of 2007 compared to income of $96.1 million for the first nine months of 2006, primarily due to the divestiture of the Polymer Business in June 2006, which increased income by $256.7 million (net of tax) in 2006, and an increase in the income tax provision of $108.6 million for the first nine months of 2007 compared to the same period in the prior year. This was offset by an increased operating profit of $164.1, which mainly resulted from a $130.6 million decrease in restructuring costs and other period costs associated with the November 2005 Plan, a $47.5 increase in gross profit, and controlled selling, general and administrative spending (excluding restructuring costs).

EBITDA:

The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the nine months ended September 28, 2007 and September 29, 2006.

	Nine Months Ended
(dollars in thousands)	September 28, 2007	September 29, 2006
Net cash flows used in operating activities	$(1,618)	$(61,504)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	83,169	114,493
Changes in deferred income taxes	(26,106)	(316)
Gain (loss) from divestitures	(612)	253,177
Gain (loss) on property disposals	4,323	(819)
Depreciation and amortization expense	(117,170)	(160,115)
Amortization of debt issuance costs	(3,821)	(4,865)
Interest accreted on notes payable	(34,454)	(31,171)
Interest accrued on long-term receivables-related parties	1,926	1,837
Other	(10,853)	(14,660)

Net income (loss)	(105,216)	96,057

Minority interests in net income of subsidiaries	—	25
Provision for income taxes	60,878	65,218
Interest expense, net	106,657	112,994
Depreciation and amortization expense	117,170	160,115

EBITDA	$179,489	$434,409

EBITDA decreased by $254.9 million for the nine months ended September 28, 2007 as compared to the same period in the prior year, primarily due to the divestiture of the Polymer Business in June 2006, which increased EBITDA by $352.9 million for the nine months ended September 29, 2006. This was partially offset by a $93.4 million decrease in restructuring costs and period costs included in selling, general and administrative expenses and cost of sales related to the November 2005 Plan.

Liquidity and Capital Resources

	Nine Months Ended		Change
(dollars in thousands)	September 28, 2007	September 26, 2006	Amount	Percentage
Net cash used in operating activities	$(1,618)	$(61,504)	$59,886	-97.4%
Net cash provided by (used in) investing activities	(60,102)	400,494	(460,596)	-115.0%
Net cash used in financing activities	(14,221)	(332,048)	317,827	-95.7%
Capital expenditures	68,850	63,180	5,670	9.0%

			Change
	September 28, 2007	December 29, 2006	Amount	Percentage
Cash and cash equivalents	$138,497	$208,418	$(69,921)	-33.5%
Working capital (1)	527,517	406,381	121,136	29.8%
Total debt	1,492,327	1,456,073	36,254	2.5%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents at September 28, 2007 compared to December 30, 2006 resulted primarily from cash used during the first nine months of 2007 to fund activities related to the November 2005 Plan and capital expenditures, and a reduction of $12.6 million in the utilization of the Asset Securitization program.

•

The decrease in net cash used in operating activities during the nine months ended September 28, 2007 compared to the prior year period was primarily due to greater operating profits and a lower reduction in the utilization of the Asset Securitization program, partially offset by a greater increase in working capital (increase in accounts receivable and inventories and a decrease in accounts payable) compared to the prior year period.

•

The decrease in net cash used in investing activities during the nine months ended September 28, 2007 compared to the prior year period was primarily due to lower proceeds from divestitures, resulting from the divestiture of the Polymer Business in the second quarter of 2006. Other than our investment in dosing and feeder equipment with new and existing customer accounts, the characteristics of our business do not generally require us to make significant ongoing capital expenditures.

•

The decrease in cash flow used in financing activities during the nine months ended September 28, 2007 compared to the prior year period was due to lower repayments on long-term debt in the current year. In the second quarter of 2006, we repaid $420.0 million of obligations under our term loan B facility using a majority of the proceeds from the divestiture of the Polymer Business.

•	The increase in net sales and the weakening U.S. dollar contributed to the increase in working capital during the nine months ended September 28, 2007.

•	The $33.1 million increase in inventories also resulted from a seasonal build in inventory levels and safety stock inventory builds associated with factory closure initiatives.

•	The $75.4 million increase in accounts receivable also resulted from a 1.9 day increase in days sales outstanding.

•	Accounts payable decreased $12.6 million.

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

The JDI senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 10, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of September 28, 2007, we had $8.3 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $166.7 million under those revolving facilities.

The JDI senior secured credit facilities were amended in June 2007. The amendment reduced the interest rate payable on the term B loan facility and the delayed draw term loan facility from LIBOR plus 250 basis points to LIBOR plus 200 basis points, thereby reducing borrowing costs over the remaining life of the credit facilities.

As of September 28, 2007, excluding indebtedness held by JDI, our only indebtedness consisted of the senior discount notes with an accreted value of $384.0 million. As of September 28, 2007, our subsidiaries had total indebtedness of approximately $1.1 billion, consisting of $619.2 million of senior subordinated notes, $442.9 million of borrowings under the senior secured credit facilities, $15.1 million of other long-term borrowings and $31.1 million in short-term credit lines. In addition, we had $162.5 million in operating lease commitments, $1.9 million in capital lease commitments and $8.3 million committed under letters of credit.

We believe that the cash flows from continuing operations, including the effects of divestitures made as part of the November 2005 Plan, together with available cash, borrowings available under our JDI senior secured credit facilities, and the proceeds from the JDI receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future, including those related to the November 2005 Plan. We do not expect the divestitures of the Polymer Business and other businesses, made as part of the November 2005 Plan and included as part of continuing and discontinuing operations, to significantly impact our future liquidity or our ability to meet our debt service obligations. With regards to the divestiture of the Polymer Business, we anticipate that the interest savings from the repayment of the JDI term B loan with $420.0 million of proceeds from the sale will largely offset the operating cash flows that would have been generated by this business.

We have obligations related to our pension and post-retirement plans that are discussed in detail in Note 14 of the Notes to Consolidated Financial Statements. As of the most recent actuarial estimation, we anticipate making $50.7 million of contributions to pension plans in fiscal year 2007. Post-retirement medical claims are paid as they are submitted and are anticipated to be $4.3 million in fiscal year 2007.

Off-Balance Sheet Arrangements. JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby JDI and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), JDI’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As September 28, 2007 and December 29, 2006, our total potential for securitization of trade receivables was $75.0 million.

As of September 28, 2007 and December 29, 2006, the Conduits held $51.7 million and $64.3 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of September 28, 2007 and December 29, 2006, JDI had a retained interest of $102.8 million and $78.1 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the nine months ended September 28, 2007, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 6.44% per annum.

Under the terms of the JDI senior secured credit facilities, JDI must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI may enter into may not exceed $200 million in the aggregate.

Contractual Obligations

As a result of the adoption of FIN No. 48 and changes during the nine month period ended September 28, 2007, we increased FIN No. 48 liabilities by $2.0 million, resulting in FIN No. 48 liabilities of $28.9 million at September 28, 2007. Total FIN No. 48 liabilities for which payments are expected in less than one year are $5.3 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current FIN No. 48 liabilities.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on September 28, 2007, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the JDI senior secured credit facilities to $150 million in fiscal year 2006 and to $130 million for subsequent fiscal years. To the extent that JDI makes capital expenditures of less than the limit in any fiscal year, however, JDI carries forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of September 28, 2007, JDI was in compliance with the limitation on capital expenditures for fiscal year 2007.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of September 28, 2007, JDI was in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

In addition, the JDI senior secured credit facilities contain covenants that restrict JDI’s ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit our ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan, we sold our equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17.0 million. The purchase price was subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, we recorded additional purchase price of approximately $0.3 million based on its preliminary assessment of closing working capital. The sale resulted in a gain of $2.3 million ($0.5 million after tax), net of related costs. CMA was a non-core asset of the Company.

During the nine months ended September 28, 2007, the Company finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in a reduction to the gain of $0.1 million ($0.1 million after tax). Further adjustments are not expected to be significant.

Income, net of tax, and net sales from discontinued operations relating to CMA were $1.0 million and $5.7 million, respectively, for the three months ended September 29, 2006 and $1.8 million and $16.9 million, respectively, for the nine months ended September 29, 2006.

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), our indirectly owned subsidiary, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus an additional $8.1 million in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid us $1.5 million for the option to extend the tolling agreement by up to six months. In December 2006, we and BASF finalized purchase price adjustments related to the net asset value and the Company received an additional $4.1 million.

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

We finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $0.2 million ($0.1 million after tax) and $1.3 million ($0.8 million after tax), during the three and nine months ended September 28, 2007, respectively. Further adjustments are not expected to be significant.

In association with the tolling agreement with BASF, we recorded income from discontinued operations, net of tax, of $0.2 million and $1.1 million, respectively, during the three and nine months ended September 28, 2007.

Excluding the net gain on divestiture, income, net of tax, and net sales, excluding sales to us, from discontinued operations relating to the Polymer Business were $0 and $0.2 million, respectively, for the three months ended September 29, 2006, and $15.2 million and $188.6 million, respectively, for the nine months ended September 29, 2006.

Whitmire Micro-Gen Business

In June 2004, we completed the sale of Whitmire to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the United Kingdom, for $46.0 million in cash and the assumption of certain liabilities.

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which the Company recorded $0.1 million in the three month period ended March 31, 2006. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

Acquisitions

In March 2007, we purchased an additional 6% interest in a North American business that provides purchasing and category management tools to certain of the Company’s end-users for $2.6 million. We previously held 9% of the outstanding shares. The transaction is not considered material to our consolidated financial position, results of operations or cash flows.

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

Divestitures

On August 3, 2007, in conjunction with its November 2005 Plan, we divested of certain Auto-Chlor branch operations in the eastern United States for $2.5 million, resulting in a gain of $1.1 million, net of taxes and related costs. The gain is included within selling, general and administrative expenses in the consolidated statements of operations. These branch operations marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to food service, lodging, healthcare and institutional customers. The purchase price is subject to various post-closing adjustments.

In September 2006, we determined that our Auto-Chlor branch operation in the southern United States met held for sale criteria under SFAS No. 144. In conjunction with its assessment, we recorded an impairment charge of $5.1 million on certain amortizable intangible assets. The charge is included within selling, general and administrative expenses in the consolidated statements of operations. The assets and liabilities of the business were not considered material and are included in our North American segment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of September 28, 2007, JDI had $442.9 million of debt outstanding under the JDI senior secured credit facilities. After giving effect to the interest rate swap transactions that JDI has entered into with respect to some of the borrowings under our credit facilities, $242.9 million of the debt outstanding remained subject to variable rates. In addition, as of September 28, 2007, JDI had $46.3 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

ITEM 6.	EXHIBITS

10.1	Umbrella Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. dated as of October 11, 2007.^ *

10.2	Form of Amended and Restated Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc.^ *

10.3	Form of Master Sub-License Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc.*

10.4	Form of Amended and Restated Stockholders’ Agreement among JohnsonDiversey Holding’s Inc., Commercial Markets Holdco, Inc. and Marga B.V.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.
*	Certain information, including schedules and other attachments to this exhibit, were intentionally omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY HOLDINGS, INC.

Date: November 8, 2007	/s/ Joseph F. Smorada
Joseph F. Smorada, Vice President and Chief Financial Officer

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

10.1	Umbrella Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. dated as of October 11, 2007.^ *

10.2	Form of Amended and Restated Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc.^ *

10.3	Form of Master Sub-License Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc.*

10.4	Form of Amended and Restated Stockholders’ Agreement among JohnsonDiversey Holding’s Inc., Commercial Markets Holdco, Inc. and Marga B.V.*

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

^	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.
*	Certain information, including schedules and other attachments to this exhibit, were intentionally omitted. We agree to furnish supplementally a copy of any omitted schedules or attachments to the Securities and Exchange Commission upon request.