Form 10-K
period 2007-12-28
JOHNSONDIVERSEY HOLDINGS INC
filed 2008-03-19
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of February 29, 2008, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value. There were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

DOCUMENTS INCORPORATED BY REFERENCE: None.

*	Note: As a voluntary filer not subject to filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

•

our ability to successfully execute and complete our restructuring program (“November 2005 Plan”), including, workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology;

•	changes in general economic and political conditions, interest rates and currency movements, including, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I

ITEM 1.	BUSINESS

General

We operate our business through our sole subsidiary, JDI, and its subsidiaries. We are an environmentally responsible, leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products, and equipment and related services for the institutional and industrial cleaning and sanitation market, which we operate under the names “JohnsonDiversey,” “Johnson Wax Professional,” and “DiverseyLever.”

Through JDI and its subsidiaries, we sell our products in more than 170 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan. For the year ended December 28, 2007, we had net sales of $3.1 billion, of which 52% were from Europe, 26% were from North America and 9% were from Japan, with an increasing presence from the emerging markets in Asia Pacific and Latin America. For a discussion of financial results by segment and by geographical location, see Note 29 to our consolidated financial statements.

We are required to file annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and other information with the SEC pursuant to JohnsonDiversey, Inc. U.S. dollar and euro indentures dated May 3, 2002. The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website at http://www.johnsondiversey.com. The information on our website is not incorporated into, and is not part of, this annual report.

History

In anticipation of the acquisition of the DiverseyLever business, Holdings was incorporated in the State of Delaware in November 2001 under the name Johnson Professional Holdings, Inc. Following the acquisition, we changed our name from Johnson Professional Holdings to “JohnsonDiversey Holdings, Inc.” Holdings owns all of the outstanding stock of JDI, except for one share which is owned by S.C. Johnson & Son, Inc. (“SCJ”), a leading provider of innovative consumer home cleaning, maintenance and storage products founded by Samuel Curtis Johnson in 1886.

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

JDI is a privately held business that was incorporated in Delaware in February 1997, under the name S.C. Johnson Commercial Markets, Inc. From February 1997 until November 1999, JDI was a wholly owned subsidiary of SCJ. In November 1999, JDI was separated from SCJ in a tax-free spin-off. In connection with the spin-off, Commercial Markets Holdco, Inc. (“Holdco”), a Delaware corporation that is majority-owned by descendants of Samuel Curtis Johnson, obtained substantially all of the shares of our common stock from SCJ and, in November 2001, contributed those shares to Johnson Professional Holdings, Inc., a wholly owned subsidiary of Holdco.

In May 2002, JDI acquired DiverseyLever, an institutional and industrial cleaning and sanitation business, from Conopco, Inc., a subsidiary of Unilever PLC and Unilever N.V. (together “Unilever”). Following the acquisition, we changed our name to “JohnsonDiversey Holdings, Inc.” In connection with the acquisition, Unilever acquired a one-third interest in us and Holdco retained the remaining two-thirds interest. At the closing of the acquisition, JDI entered into a Sales Agency Agreement with Unilever whereby it was appointed Unilever’s exclusive agent to sell Unilever’s consumer branded products, a business JDI did not acquire, to institutional and industrial customers. In October 2007, the Sales Agency Agreement with Unilever, which expired in December

2007, was replaced by an umbrella agreement (the “Umbrella Agreement”), which includes: i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement will also enter agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

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

Business Overview

Our business supplies cleaning, operational efficiency, hygiene and sanitizing products, including food service, beverage and food processing, floor care, restroom/other housekeeping, laundry and industrial products, to institutional and industrial end-users such as food and lodging establishments, food processing facilities, building service contractors, educational institutions, retail outlets, healthcare facilities and industrial plants. In addition, we provide a wide range of value-added services, including safety and application training, safety and hygiene consulting and hygiene auditing. We sell our professional products and related services on a global basis to a broad range of customers in diverse industries. In fiscal year 2007, our business had net sales of $3.1 billion.

JDI’s operating segments are defined according to the following geographic regions: 1) Europe, 2) North America, 3) Japan, 4) Latin America, 5) Asia Pacific, and 6) Eliminations/Other. For additional information regarding our business by segment, including operating profit and total assets, see Note 29 to our consolidated financial statements, included elsewhere in this report.

Europe. JDI’s European segment had $1.6 billion of net sales in fiscal year 2007. Our European segment consists of 30 operating units across Western Europe, Central and Eastern Europe, Africa, and the Middle East. The largest operations comprising this segment are mainly in Western Europe and include the United Kingdom, Italy, France, Germany, the Netherlands, Spain, Switzerland, and Turkey.

North America. Net sales for North America was $798.6 million in fiscal year 2007. The North America business primarily consists of our operations in the United States and Canada.

Japan. Net sales for Japan, our third largest segment, was $281.7 million in fiscal year 2007.

Latin America. Net sales for the Latin American region was $226.8 million in fiscal year 2007. Our Latin American segment consists of 11 operating units across South America, Central America, and the Caribbean, with Brazil being our largest operation.

Asia Pacific. Net sales for the Asia Pacific region was $224.5 million in fiscal year 2007. This region consists of 12 operating units with China and Australia being our largest operations in the region.

Products

As the nature of our business is generally similar across our geographic regions, the ensuing detailed description of our business and competitive environment is intended to be representative of all our regions unless specifically stated otherwise.

We are a worldwide, environmentally responsible supplier of cleaning, hygiene and sanitizing products, equipment and related services to the institutional and industrial cleaning and sanitation market. We offer a diversified line of products and related services to customers in more than 170 countries. We currently offer a wide range of products in each of six different categories—food service, beverage and food processing, floor care, restroom/other housekeeping, laundry and industrial.

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

Beverage and Food Processing. We offer detergents, cleaners, sanitizers and lubricants, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products and improvement of operational efficiency. We also offer gel and foam products for manual open plant cleaning, acid and alkaline cleaners and membrane cleaning products. In addition, we provide consulting services in the areas of food safety, water and energy use reduction, and quality management.

Floor Care. We manufacture a broad range of floor care products and systems, including finishes, buffable waxes, cleaners, polishes, sealers and strippers for all types of flooring surfaces, including vinyl, terrazzo, granite, concrete, marble, linoleum and wood. We also provide a full range of carpet cleaners, such as extraction cleaners and shampoos; carpet powders; treatments, such as pre-sprays and deodorizers; and a full line of carpet spotters. Our range of products also includes carpet cleaning and floor polishing machines, as well as utensils and tools, which support the floor cleaning and maintenance process.

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

End-Users and Customers

We offer our professional products directly or through third-party distributors to end-users in eight sectors—food and lodging, food and beverage, building service contractors, education, retail, healthcare, industrial and other. During fiscal year 2007, no end-user customer accounted for more than 4% of our global consolidated net sales.

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

We sell our products and systems in domestic and international markets through company-trained sales and service personnel, who also advise and assist customers in the proper and efficient use of products and systems in order to meet a full range of cleaning and sanitation needs. We sell our products in more than 170 countries either directly to end-users or through a network of distributors, wholesalers and third-party intermediaries. We employ a direct sales force to market and sell our products. We contract with local third-party distributors on an exclusive and non-exclusive basis. We estimate that direct sales to end-users by our sales force typically account for about two thirds of our net sales, with indirect sales through third-party channels accounting for the remaining third.

In our larger customer sectors, such as food processing, the supply of cleaning, hygiene, operational efficiency and appearance enhancing products involves more than the physical distribution of detergents. In these sectors, customers may contract for the provision of a complete hygiene system, which includes products as well as safety and application training, safety and hygiene consulting, hygiene auditing and after-sales services. We employ specialized sales people who are trained to provide these specific services and, through our tailored cleaning solutions approach, we are able to address the specific needs of these customers.

For additional financial information regarding key financial measures of our business, including net sales and long-lived assets by geographical location, see Note 29 to our consolidated financial statements, included elsewhere in this report.

Raw Materials

Suppliers for our cleaning, hygiene, operational efficiency and appearance enhancing products provide raw materials, packaging components, equipment, accessories and contract manufactured goods. The key raw materials we use in our business are surfactants, polymers and resins, fragrances, solvents, caustic soda, waxes, chelates and phosphates. Packaging components include bag-in-the-box containers, bottles, corrugated boxes, drums, pails, totes, aerosol cans, caps, triggers and valves. Equipment and accessories include dilution control, ware washing and laundry equipment, floor care machines, air care dispensers, mops, buckets, carts and other items used in the maintenance of a facility.

We believe that the vast majority of our raw materials required for the manufacture of our products and all components related to our equipment and accessories are available from multiple sources. Raw material costs for certain of our floor care products have also been unfavorably impacted by higher oil and natural gas prices. We have absorbed significantly higher raw material costs and have implemented selling price increases in all of our global markets. Although we purchase some raw materials under long-term supply arrangements with third parties, these arrangements follow market forces and are in line with our overall global sourcing strategy, which seeks to balance cost of acquisition and availability of supply.

Competition

The worldwide market for our products is both fragmented and highly competitive. Our principal global competitor is Ecolab, Inc. (“Ecolab”), which is the largest supplier of cleaning and sanitizing products in the cleaning and sanitation market, mainly as result of its significant presence in the U.S. health and hospitality market. Outside the U.S., we have either equal or greater market share in most geographies. We face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Many of these companies have increased in size as a result of recent consolidations in the industry. Barriers to entry and expansion in the institutional and industrial cleaning and sanitation industry are low. Other competitors in the market include 3M, The Procter & Gamble Company and The Clorox Company, which have expanded into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

We seek to differentiate our company from our competitors in our strategic sectors by becoming the preferred partner to our customers, and providing innovative, industry-leading products to make their facilities safer and healthier for the workers who clean them and the people who occupy them. We believe the quality, ease of use and environmental profile of our products are unique competitive strengths. In addition, we have long-standing relationships with many of our top customers. To achieve expected profitability levels, we must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers.

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

Intellectual Property

We strategically manage our portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property. Specifically, we rely upon trade secrets to protect the formulation of many of our chemical products, as well as our manufacturing processes. We own or have licenses under patents and registered trademarks which are used in connection with our business. Some of these patents or licenses cover significant product formulation and processes used to manufacture our products. The trademarks of all major products in each business are registered. Certain intellectual property is also protected, where appropriate, by confidentiality agreements or other agreements with suppliers, employees and other third parties. In part, our success can be attributed to the existence and continued protection of these trademarks, patents, trade secrets, and licenses.

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

In connection with JDI’s acquisition of the DiverseyLever business in May 2002, JDI entered into several license agreements with Unilever under which Unilever granted JDI a license of specified trademarks, patents, design rights, copyrights and know-how used in the DiverseyLever business, including the “Lever” name, that were retained by Unilever. In addition, under a transferred technology license agreement, JDI granted a license to Unilever to use specified intellectual property rights and patents and registered designs that were transferred to JDI in the acquisition. The licenses granted under these agreements generally terminate with the expiration of the particular patent, design right, copyright or know-how, unless terminated earlier. With respect to the Lever mark, the license terminated in most geographies in 2006, with certain regional extensions that terminated as of December 2007.

Research and Development

Innovative technologies and manufacturing expertise are important to our business. Through our research, we aim to develop new, more innovative and competitive products, applications, services and processes while providing technical assistance to customers helping them improve their operations. In particular, our ability to compete effectively is materially dependent upon the technology used in supporting the manufacturing process. We conduct most of our research and development activities at our research facilities located in Sturtevant, Wisconsin, Santa Cruz, California, Sharonville, Ohio, Utrecht, the Netherlands and Muenchwilen, Switzerland. We also have regional development and application support in our Asia Pacific region, Latin America region, Japan and other locations in Europe. In addition, JDI entered into a technology disclosure and license agreement with SCJ, under which each party may disclose to the other new technologies that it develops internally, acquires or licenses from third parties.

Substantially all of our principal products have been developed by our research and development and engineering personnel. Research and development expenses were $68.0 million, $60.5 million and $56.5 million, respectively, for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005.

Employees

All of our employees are also employees of JDI. As of February 29, 2008, we employed over 11,500 employees, of which about 2,000 were located in the United States.

About 3% of JDI’s employees in the United States are covered by a collective bargaining agreement, which expires March 1, 2012. In Europe, the majority of JDI’s employees are represented by labor unions and are covered by collective bargaining agreements. Collective bargaining agreements are generally renewable on an annual basis. In several European countries, local co-determination legislation or practice requires employees of companies that are over a specified size, or that operate in more than one European country, to be represented by a works council. Works councils typically meet between two and four times a year to discuss management plans or decisions that impact employment levels or conditions within JDI, including closures of facilities. Certain employees in Australia, Japan, Latin America, New Zealand and South Africa also belong to labor unions and are covered by collective bargaining agreements. Local employment legislation may impose significant requirements in these and other jurisdictions, including consultation requirements.

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

Environmental Remediation and Proceedings. We may be jointly and severally liable under CERCLA or its state, local or foreign equivalent for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. Generally, CERCLA imposes joint and several liability on each potentially responsible party (“PRP”) that actually contributed hazardous waste to a site. Customarily, PRPs will work with the EPA to agree on and implement a plan for site investigation and remediation. Based on our experience with these environmental proceedings, our estimate of the contribution to be made by other PRPs with the financial ability to pay their shares, and our third party indemnification rights at certain sites (including indemnities provided by SCJ), we believe that our share of the costs at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the United States, these requirements are generally administered by the U.S. Food and Drug Administration (“FDA”). The FDA regulates the manufacture and sale of food, drugs and cosmetics, which includes antibacterial soaps and products used in food preparation establishments. The FDA requires companies to register antibacterial hand care products and imposes specific criteria that the products must meet in order to be marketed for these regulated uses. Before we are able to advertise our product as an antibacterial soap or food-related product, we must generate, and maintain in our possession, information about the product that is consistent with the appropriate FDA monograph. FDA monographs dictate the necessary requirements for various product types such as antimicrobial hand soaps. In addition, the FDA regulates the labeling of these products. If the FDA determines that any of our products do not meet its standards for an antibacterial product, we will not be able to market the product as an antibacterial product. Some of our business operations are subject to similar restrictions and obligations under an order of the U.S. Federal Trade Commission which was issued in 1999 and will remain in effect until at least 2019.

The statements above are also illustrative of similar product registration regulations and other compliance programs around the world.

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

We have realized significant cost savings as a result of our restructuring program announced in November 2005 (“November 2005 Plan”), which is expected to take one to two more years to complete. The restructuring program includes redesigning our organization structure, closing a number of manufacturing and other facilities, outsourcing the majority of IT support worldwide, outsourcing financial services in Western Europe, and reducing our workforce by approximately 10%. In addition to the divestitures that we have completed, which most notably included the divestiture of the Polymer Business in 2006, we are also considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

Our ability to divest or exit non-core or underperforming businesses is limited by restrictions in the indentures for our senior subordinated notes, our senior secured credit facilities and the Stockholders’ Agreement among Holdings, Holdco and Unilever (as amended and restated in January 2008). See “The indentures for our senior discount notes, JDI’s senior subordinated notes, and JDI’s senior secured credit facilities and the Stockholders’ Agreement among us, Holdco and Unilever restrict our and JDI’s ability to engage in some business and financial transactions.” Further, restructuring programs are inherently risky given that a successful outcome is dependent on the ability to successfully execute and manage significant changes to the business. Our assumptions underlying estimates of anticipated cost savings from these restructuring initiatives may be inaccurate, and future business conditions and events may impede our ability to complete our restructuring initiatives. If we are unable to complete these initiatives in a timely manner, or if we do not realize the anticipated cost savings, our business, financial condition, results of operations and cash flows may be materially adversely affected.

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

We and JDI have substantial indebtedness. As of December 28, 2007, we had total indebtedness of about $1.5 billion, consisting of consisting of $385.0 million of our senior discount notes, $630.8 million of JDI’s senior subordinated notes, $438.5 million of borrowings under JDI’s senior secured credit facilities, $13.3 million of other long-term borrowings and $18.9 million in short-term credit lines. In addition, we had $190.2 million in operating lease commitments, $2.6 million in capital lease commitments and $8.3 million committed under letters of credit.

The degree to which we are leveraged may have important consequences to our company. For example, it may:

•	make it more difficult for us to make payments on our indebtedness;

•	increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation;

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

Our ability to make payments on our and JDI’s indebtedness and to fund planned capital expenditures, research and development efforts and other corporate expenses depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other needs. In order to repay our indebtedness and fund our planned capital expenditures, we must continue to execute our business strategy and the November 2005 Plan. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Any delay in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

The key raw materials we use in our business are surfactants, polymers and resins, fragrances, solvents, caustic soda, waxes, chelates and phosphates. The prices of many of these raw materials are cyclical and have recently reached record levels. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. We try to minimize the effect of price increases through production efficiency and the use of effective global sourcing strategies. If we are unable to minimize the effects of increased raw material costs, our business, financial condition, results of operations and cash flows may be materially adversely affected.

We may lose substantial amounts in agency fees or sales revenue if JDI’s new agency agreement or License Agreement and distribution arrangements with Unilever are terminated.

In connection with the DiverseyLever acquisition, JDI entered into a Sales Agency Agreement with Unilever under which JDI has agreed to act as Unilever’s sales agent in specified territories for the sale into the institutional and industrial markets of product of Unilever consumer brands. With the exception of some transitional arrangements for certain countries, on January 1, 2008, in all territories except the UK, Ireland, Portugal and Brazil, the Sales Agency Agreement was replaced with the License Agreement for professional packs and a distribution arrangement for consumer packs; in the UK, Ireland, Portugal and Brazil, a new agency agreement is in place. If JDI is unable to comply with its obligations under the new agency agreement or if Unilever terminates all or any of the agreements for any other reason, including if JDI is insolvent or its sales drop below 75% of targeted sales for a given year in a region/operating segment, JDI may lose significant amounts in agency fees or sales revenue. If any or all of the agreements are terminated prior to their scheduled termination date or JDI and Unilever are unable to agree to mutually acceptable replacement agreements, JDI may lose substantial amounts in agency fees or sales revenue, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

Our ability to compete effectively with other companies also depends, in part, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

We rely on trade secrets to protect the formulation and manufacturing techniques of many of our products. As such, we have not sought U.S. or international patent protection for some of our principal product formula and manufacturing processes. Accordingly, we may not be able to prevent others from developing products that are similar to or competitive with our products.

We own several patents and pending patent applications on our products, aspects thereof, methods of use, and/or methods of manufacturing. There is a risk that our patents may not provide meaningful protection and patents may never be issued for our pending patent applications.

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

We cannot be certain that we will be able to assert these intellectual property rights successfully in the future or that they will not be invalidated, circumvented or challenged. Other parties may infringe on our intellectual property rights and may thereby dilute the value of our intellectual property in the marketplace. Third parties, including competitors, may assert intellectual property infringement or invalidity claims against us that could be upheld. Intellectual property litigation, which could result in substantial cost to and diversion of effort by us, may be necessary to protect our trade secrets or proprietary technology or for us to defend against claimed infringement of the rights of others and to determine the scope and validity of others’ proprietary rights. We may not prevail in any such litigation, and if we are unsuccessful, we may not be able to obtain any necessary licenses on reasonable terms or at all.

Similarly, other parties may infringe on intellectual property rights that SCJ licenses to us. The protection of these licensed intellectual property rights are under the control of SCJ and, therefore, we cannot assure the protection of those trademarks or other intellectual property rights or prevent dilution in the marketplace of the value of those brands. Any failure by us or SCJ to protect our trademarks, or any adverse judgment with respect to infringement by us of others’ intellectual property rights, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Finally, we may infringe on others’ intellectual property rights.

We are subject to risks related to our operations outside of North America.

We have substantial operations outside of North America, which mainly consists of our U.S. operations. In the fiscal year ended December 28, 2007, approximately 74% of net sales were derived outside of North America. We face risks related to our foreign operations such as:

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

We expect significant future environmental compliance obligations in our European operations as a result of a European Community Directive “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Directive No. 2006/1907) enacted on December 18, 2006. The directive imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. Our environmental costs and operating expenses will be subject to evolving regulatory requirements and will depend on the scope and timing of the effectiveness of requirements in these various jurisdictions. As a result of the directive, we may be subject to an increased regulatory burden, and we expect significant future environmental compliance obligations in our European operations. This directive may have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will not receive indemnification from Unilever for breaches of warranty or for environmental costs under the acquisition agreement until the aggregate amount of damages exceeds agreed dollar thresholds.

Under the acquisition agreement for the DiverseyLever business, Unilever made warranties to us with respect to the DiverseyLever business. In addition, Unilever agreed to indemnify us for damages in respect of breaches of its warranties and for specified types of environmental liabilities if the aggregate amount of damages meets various dollar thresholds. Unilever will not be liable for any damages resulting from environmental matters (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. The Company must notify Unilever of any environmental indemnification claims by May 3, 2008. Any environmental claims pending after this date, for which the Company has notified Unilever, remain subject to indemnification until completed in accordance with the acquisition agreement. As a result, if we incur damages or liabilities that do not meet the indemnity thresholds under the acquisition agreement, or if we fail to notify Unilever of an environmental indemnity claim within the period specified in the acquisition agreement, or if the aggregate limits on indemnity payments under the acquisition agreement become applicable, we would not be entitled to indemnity from Unilever and would be required to bear the costs ourselves. We cannot be certain that we will have sufficient funds available to bear these costs. Further, the payment of these costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we have reached agreement with Unilever regarding indemnification claims for three former DiverseyLever locations and may file additional claims in the future. We anticipate filing additional claims in the future, and there can be no assurance that we will be able to recover any amounts relating to these indemnification claims from Unilever. If we are unable to recover costs relating to the sites for which we seek indemnification, we cannot be certain that we will have sufficient funds to bear these costs relating to environmental matters, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We are party to various agreements with SCJ, including a trademark license agreement, a technology disclosure and license agreement, supply and manufacturing agreements and several leases. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” Under the trademark license agreement, SCJ has granted us the right to sell certain SCJ products and to use specified technology, trade names, housemarks and brand names incorporating “Johnson,” including “Johnson Wax Professional” and the “Johnson” name, including “Johnson” with our owned trade name “Diversey,” which we believe are important to our business. Further, our rights to sell products, including DiverseyLever products, in some channels of trade that are not exclusively institutional and industrial, which we refer to as “cross-over” channels of trade, are subject to the approval of SCJ, in its sole discretion, under the trademark license agreement. SCJ’s approval is also needed to sell certain “restricted products” (Unilever branded products) into “cross-over” channels. Failure to receive such approval could remove our ability to sell certain products into certain channels and accounts. Our sales in these channels of trade have historically been significant.

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

In connection with the DiverseyLever acquisition in 2002, we entered into agreements with Unilever, including license and supply agreements. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” If Unilever fails to observe its commitments under these agreements, we may not be able to operate in accordance with our business plans and we may incur additional costs. Any failure by Unilever to observe its obligations may have a material adverse effect on our business, financial condition, results of operations and cash flows. If these agreements are terminated before the end of their terms, we may not be able to obtain similar services, intellectual property or products on the same terms from third parties or at all.

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

General economic downturns adversely impact some of our end-users, such as hotels, restaurants, food and beverage processors and other end-users that are sensitive to business travel and leisure. These end-users typically reduce their volume of purchases of cleaning, hygiene, operational efficiency and appearance enhancing products during economic downturns. Any future general economic downturn would likely have an adverse impact on our business, financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have a total of 33 manufacturing facilities in 24 countries, including Brazil, Canada, China, France, Germany, India, Italy, Japan, the Netherlands, Spain, Switzerland, Turkey, the U.K. and the U.S. One of our principal manufacturing facilities is located at Waxdale in Sturtevant, Wisconsin. We lease this manufacturing facility from SCJ under leases expiring in 2009, with renewal options. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Relationships with S.C. Johnson & Son—Leases.” Our corporate and North American headquarters are located in Sturtevant, Wisconsin. We believe our facilities are in good condition and are adequate to meet the existing production needs of our businesses.

The following table summarizes our principal plants and other physical properties that are important to our business. Unless indicated otherwise, all owned properties listed below are subject to mortgages.

Location	Approximate Square Feet Occupied				Principal Activity	Primary Segment Used In (3)
	Owned		Leased
United States:
Madera, California			90,000		Manufacturing and warehouse	North America
Santa Cruz, California			75,000		Manufacturing and research and development	North America
Sharonville, Ohio	284,000				Manufacturing and research and development	North America
Mt. Pleasant, Wisconsin			150,000		Warehousing logistics	North America
Mt. Pleasant, Wisconsin	50,000				General and administrative office	North America
Sturtevant, Wisconsin			180,000	(2)	Manufacturing	North America
Sturtevant, Wisconsin			550,000		Warehousing logistics	North America
Sturtevant, Wisconsin	278,000				International headquarters, data center, and research and development	Other
Watertown, Wisconsin	125,000				Manufacturing	North America

International:
Villa Bosch, Argentina	77,000				Manufacturing	Latin America
Socorro, Brazil	123,000	(1)	97,000		Manufacturing	Latin America
London, Ontario, Canada	193,000				Manufacturing	North America
Guangdong, China	75,000				Manufacturing	Asia Pacific
Villefranche-sur-Soane, France	181,000	(1)			Manufacturing	Europe
Kirchheimbolanden, Germany	302,000		86,000		Manufacturing	Europe
Nalagarh, India	19,000				Manufacturing	Asia Pacific
Bagnolo, Italy	594,000	(1)			Manufacturing	Europe
Shizuoka-Ken, Kakegawa, Japan	115,000				Manufacturing	Japan
Tsukuba, Japan	25,000	(1)(4)			Manufacturing	Japan
Enschede, The Netherlands	289,000				Manufacturing	Europe
Utrecht, The Netherlands	44,000		68,000		Office and research and development	Europe
Valdemoro, Spain			45,000		Manufacturing	Europe
Munchwilen, Switzerland	112,000				Manufacturing and research and development	Europe
Gebze, Turkey			50,000		Manufacturing	Europe
Cotes Park, United Kingdom	583,000				Manufacturing and warehouse	Europe

(1)	Property not mortgaged.
(2)	Leased from SCJ.
(3)	In general, our manufacturing facilities primarily serve the segment listed in the table above. However, certain facilities manufacture products for export to other segments, which use or sell the product.
(4)	Tsukuba, Japan manufacturing plant is scheduled to transfer production and ownership of the property to a third party contract manufacturer in the second quarter of 2008.

ITEM 3.	LEGAL PROCEEDINGS

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

During the fourth quarter of fiscal 2007, our stockholders approved the following:

•

On October 11, 2007, they unanimously approved the execution, delivery and performance by JohnsonDiversey and its subsidiaries of the following agreements between JohnsonDiversey and Unilever PLC and Unilever N.V. (the following three agreements being, the “Replacement Agreements”) in order to replace a prior Sales Agency Agreement: 1) the Umbrella Agreement pursuant to which the parties agreed to have JohnsonDiversey and its subsidiaries distribute consumer packs of Unilever’s consumer brand cleaning products in various countries from and after January 1, 2008 and pursuant to which the parties agreed to the terms of the following two agreements that would come into effect on January 1, 2008: (i) a new agency agreement that applies to Ireland, the United Kingdom, Portugal and Brazil and (ii) the License Agreement under which Unilever and its subsidiaries would grant JohnsonDiversey and its affiliates a license to produce and sell professional packs of Unilever’s consumer brand cleaning products in 31 other countries that were subject to a prior agency agreement. In addition, the security holders approved and executed an Amended and Restated Stockholders’ Agreement effective January 1, 2008, which amended the existing Amended and Restated Stockholders’ Agreement to conform that stockholders’ agreement to the above mentioned Replacement Agreements.

•

On December 12, 2007, the acquisition by JohnsonDiversey of a 50,000 square foot office building located on 12.80 acres of property from Willow Holdings, LLC for a purchase price of $5.8 million was unanimously approved. The property, located at 1326 Willow Road, Mount Pleasant, Wisconsin, is adjacent to the Company’s headquarters and was formerly leased by the Company for use as the head office for its North America region. Willow Holdings, LLC is a Wisconsin limited liability company with membership interests directly and indirectly controlled by Imogene P. Johnson. Imogene P. Johnson is the mother of the Company’s Chairman, S. Curtis Johnson.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 29, 2008, there were 3,920 shares of our class A common stock outstanding, all of which are owned by Holdco. There were also 1,960 shares of our class B common stock outstanding, all of which are owned by Marga B.V., which is 100% owned by Unilever. There is no established public trading market for our common stock.

We did not declare or pay any dividends to our stockholders in fiscal years 2006 and 2007. Our ability to pay dividends is restricted by covenants in the indentures governing our senior discount notes and JDI’s senior subordinated notes and JDI’s senior secured credit facilities.

ITEM 6.	SELECTED FINANCIAL DATA

We report our results of operations on a 52/53 week year ending on the Friday nearest to December 31. Accordingly, references in this annual report to our fiscal year 2007 relate to the period from December 30, 2006 to December 28, 2007. Our fiscal year 2006 commenced on December 31, 2005 and ended on December 29, 2006. Our fiscal year 2005 commenced on January 1, 2005 and ended on December 30, 2005. Our fiscal year 2004 commenced on January 3, 2004 and ended December 31, 2004. Our fiscal year 2003 commenced on January 4, 2003 and ended on January 2, 2004. Operations included 52 weeks in fiscal years 2007, 2006, 2005, 2004 and 2003.

We derived the following selected historical consolidated financial data from our consolidated financial statements as of and for the fiscal years ended December 28, 2007, December 29, 2006, December 30, 2005, December 31, 2004 and January 2, 2004. Those consolidated financial statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP”). You should read the following selected historical consolidated financial data in conjunction with the financial statements and related notes included elsewhere in this annual report and with the information included in this annual report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except for Cash Flow and EBITDA measures, the selected historical data is presented on a continuing operations basis. The operational results and gains associated with the divestitures of Chemical Methods Associates, divested in September 2006, the Polymer Business divested in June 2006, and Whitmire Micro-Gen Research Laboratories, Inc., divested in June 2004, are presented in “Income from discontinued operations, net of tax.” Accordingly, fiscal years prior to fiscal year ended December 29, 2006 have been restated to conform to current year presentation.

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004
	(dollars in thousands)
Selected Income Statement Data:
Net sales:
Net product and service sales	$3,038,120	$2,842,737	$2,854,417	$2,756,706	$2,535,797
Sales agency fee income (1)	91,928	85,516	94,105	92,975	86,907
Cost of sales (3)	1,802,086	1,702,784	1,691,903	1,588,403	1,420,103
Gross profit	1,327,962	1,225,469	1,256,619	1,261,278	1,202,601
Selling, general and administrative expenses (2)(3)	1,154,766	1,159,270	1,105,017	1,059,829	1,018,829
Research and development expenses	68,018	60,526	56,533	60,928	57,938
Restructuring expenses	27,165	114,787	17,677	20,525	12,917
Operating profit (loss) (2)	78,013	(109,114)	77,392	119,996	112,917
Interest expense, net	143,070	149,925	172,082	151,879	155,082
Other (income) expense, net (2)	(796)	5,232	960	5,394	(6,905)
Income tax (benefit) provision	68,725	(88,375)	154,657	(3,210)	(4,710)
Minority interests in net income (loss) of subsidiaries	—	25	(65)	186	33
Loss from continuing operations	(132,986)	(175,921)	(250,242)	(34,253)	(30,583)
Income from discontinued operations, net of tax	1,214	273,899	29,654	25,808	34,382
Net income (loss)	$(131,772)	$97,978	$(220,588)	$(8,445)	$3,799

Selected Other Financial Data:
EBITDA (4)	$235,519	$465,164	$303,552	$348,260	$327,942
Depreciation and amortization	156,746	198,410	183,448	194,269	159,463
Capital expenditures (5)	(111,159)	(93,381)	(92,169)	(129,802)	135,153
Net cash provided by (used in) operating activities	11,619	(6,492)	134,906	197,060	275,677
Net cash provided by (used in) investing activities	(102,362)	390,828	(71,590)	(73,319)	(134,788)
Net cash provided by (used in) financing activities	(34,295)	(343,471)	74,718	(107,338)	(203,608)
Gross profit margin (6)	42.4%	41.8%	42.6%	44.3%	45.9%
Operating margin (7)	2.5%	-3.7%	2.6%	4.2%	4.3%

	As of
	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004
	(dollars in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$97,176	$208,418	$158,291	$26,426	$21,153
Accounts receivable, net	640,730	550,990	505,018	526,003	616,456
Inventories	286,296	261,015	251,692	251,929	232,504
Accounts payable	409,385	405,624	373,042	395,131	328,929
Working capital (8)	517,641	406,381	383,668	382,801	520,031
Property, plant and equipment, net	453,625	421,712	432,245	508,916	531,790
Total assets	3,454,809	3,321,310	3,323,970	3,643,264	3,682,906
Total debt, including current portion	1,486,511	1,456,073	1,725,183	1,623,985	1,736,503
Class B common stock (9)	531,127	570,475	476,473	596,667	467,000
Stockholders’ equity	77,680	48,882	(56,776)	194,668	293,431

(1)	Sales agency termination fees of $3.2 million, $1.1 million, $7.7 million, $4.4 million and $1.8 million were included in sales agency fees in fiscal years ended December 28, 2007, December 29, 2006, December 30, 2005, December 31, 2004 and January 2, 2004, respectively, of which, $4.1 million and $0.1 million were reclassified from other (income) expense in fiscal years 2004, and 2003, respectively. The sales agency agreement was entered into in May 2002.

(2)	In March 2005, we reclassified gains and losses on fixed asset and product line disposals from other (income) expense to selling, general and administrative expenses. Accordingly, in the above selected historical consolidated financial data, (gains) losses on fixed asset and product line disposals of $0.2 million and $1.6 million were reclassified to selling, general and administrative expenses for the fiscal years ended December 31, 2004 and January 2, 2004, respectively.

In March 2005, we reclassified gains and losses on business divestitures from other (income) expense to selling, general and administrative expenses. Accordingly, in the above selected historical consolidated financial data, (gains) losses on business divestitures of ($1.1) million and ($3.4) million were reclassified to selling, general and administrative expenses for the fiscal years ended December 31, 2004 and January 2, 2004, respectively.

(3)	In January 2005, in order to achieve alignment with our functional cost structure, we reclassified certain customer support costs. Accordingly, in the above selected historical consolidated financial data for the fiscal years ended December 30, 2005, December 31, 2004 and January 2, 2004, certain customer support costs of $0.9 million, $5.2 million and $4.1 million, respectively, have been reclassified to cost of sales.
(4)	EBITDA is a non-U.S. GAAP financial measure, and you should not consider EBITDA as an alternative to U.S. GAAP financial measures such as (a) operating profit or net income as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with U.S. GAAP) as a measure of our ability to meet cash needs.

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

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004	January 2, 2004
	(dollars in thousands)
Net cash flows provided by (used in) operating activities	$11,619	$(6,492)	$134,906	$197,060	$275,677
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	93,171	96,320	76,304	5,361	(114,984)
Depreciation and amortization expense	(156,746)	(198,410)	(183,448)	(194,269)	(159,463)
Amortization of debt issuance costs	(4,974)	(6,075)	(28,968)	(12,711)	(13,126)
Interest accreted on notes payable	(24,606)	(42,115)	(37,856)	(33,742)	(31,154)
Interest accrued on long- term receivables–related parties	2,583	2,464	3,317	3,399	4,365
Changes in deferred income taxes	(41,618)	10,395	(173,812)	28,023	51,823
Gain (loss) from divestitures	(538)	255,761	667	2,099	3,372
Gain (loss) on property disposals	4,218	(581)	(5,715)	936	(12,026)
Compensation costs for long-term incentives	—	(393)	(5,136)	—	—
Other	(14,881)	(12,896)	(847)	(4,601)	(685)

Net income (loss)	(131,772)	97,978	(220,588)	(8,445)	3,799
Minority interests in net income (loss) of subsidiaries	—	25	(57)	285	262
Income tax provision	67,410	18,544	167,925	9,716	8,908
Interest expense, net	143,135	150,207	172,824	152,435	155,510
Depreciation and amortization expense	156,746	198,410	183,448	194,269	159,463

EBITDA	$235,519	$465,164	$303,552	$348,260	$327,942

(5)	Capital expenditures include expenditures for capitalized computer software.
(6)	Gross profit margin is gross profit as a percentage of net sales.
(7)	Operating margin is operating profit as a percentage of net sales.
(8)	Working capital is defined as net accounts receivable plus inventories less accounts payable.
(9)	Our Class B common stock, which is beneficially owned by Unilever, is subject to put and call options under a stockholders’ agreement among us, Unilever and Holdco, and is not characterized as stockholder’s equity under U.S. GAAP.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three-year period ended December 28, 2007. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this annual report as well as the section entitled “Forward-Looking Statements” located before Part I of this report.

Executive Overview

We are an environmentally responsible, leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products, and equipment and related services for the institutional and industrial cleaning and sanitation market.

We have net product and service sales (“net sales”) in more than 170 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan, with an increasing presence in the emerging markets of Asia Pacific and Latin America.

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

In the fiscal year ended December 28, 2007, net sales increased by $201.8 million compared to the prior year. As indicated in the following table, excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, our net sales increased by 3.5% for the fiscal year ended December 28, 2007, compared to the prior year.

(dollars in thousands)	Fiscal Year Ended		Change
	December 28, 2007	December 29, 2006
Net sales	$3,130,048	$2,928,253	6.9%

Variance due to:
Foreign currency exchange		144,271
Acquisitions and divestitures		(52,038)
Sales agency fee income	(91,928)	(85,516)

	(91,928)	6,717

	$3,038,120	$2,934,970	3.5%

Net sales in the fiscal year ended December 28, 2007 was impacted by our decision to withdraw from a majority of the service-oriented laundry and ware washing business in the United States, which we announced in March 2006. Excluding this impact as well as the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, the growth rate was 4.8% for the fiscal year ended 2007. We continue to show net sales growth in Europe, Latin America, and Asia Pacific driven primarily by increased sales volume, along with selective price increases in certain business sectors and global geographic areas combined with general pricing actions, and the continued expansion of developing markets in Asia Pacific, Latin America, Central and Eastern Europe, Africa and the Middle East.

Our gross profit percentage improved in 2007, increasing 60 basis points compared to 2006, primarily due to selective price increases implemented throughout most of our regions, cost savings from various supply chain optimization projects, and the favorable impact of our cost reduction programs. Our gross profit percentages for the two most recent fiscal years are set forth below:

Fiscal Year Ended
December 28, 2007	December 29, 2006
42.4%	41.8%

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced the November 2005 Plan to implement an operational restructuring of our Company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses.

During the fiscal year 2007, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. A number of key elements of this restructuring program were completed in 2007, while some were announced or commenced during the year. Elements of particular significance were:

•	completed the outsourcing of IT support work covering most of our major operating entities;

•

closed our manufacturing plant located in Bobigny, France, successfully completed the closure of our manufacturing plant in Polinya (Barcelona), Spain, and reorganized the Valdemoro plant in Madrid to improve the utilization of our manufacturing assets;

•

redesigned our North American supply chain footprint, including a reconfiguration of our manufacturing operations and the completion of a new, leased, 550,000 square foot consolidated warehouse in Sturtevant, Wisconsin, which achieved Gold Leadership in Environmental Energy and Design (LEED) certification;

•	redesigned our European operations, initiating the transition to one centrally managed European region to strengthen the focus of our local organizations on sales and marketing execution;

•	initiated the divestiture of our factory and other related assets in Tsukuba (near Tokyo), Japan;

•

transitioned certain shared service finance activities in Western Europe to a third party provider, and the continued global transition of payroll and human resource information systems to new providers; and

•	continued progress on supply chain optimization projects to improve capacity utilization and efficiency.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $27.2 million, which consisted primarily of severance costs, in the fiscal year ended December 28, 2007. In addition, we recorded $91.6 million for selling, general and administrative costs and a $0.6 million reduction to cost of sales (represents an adjustment of previous inventory reserves) related to the November 2005 Plan for the fiscal year ended December 28, 2007, of which $12.8 million related to long-lived asset impairments, $2.0 million related to impairment of other tangible related non-cash items, and $76.2 million related to other period costs associated with restructuring activities. The other period costs primarily included $28.2 million related to human resource, employee retention, benefit and outplacement costs, $15.8 million of consulting services, and $14.3 million for information technology project expenses.

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

Goodwill and Long-Lived Assets. We periodically conduct an impairment review on long-lived assets, including non-amortizing intangible assets and goodwill, and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we prepare a future undiscounted cash flow analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). Based on our business approach to decision-making, planning and resource allocation, we have determined that we have five reporting units for purposes of evaluating goodwill for impairment, which is aligned with our five geographic segments. Goodwill balances are typically recorded at the reporting unit level; however, where applicable, balances may be allocated to reporting units based upon geographic alignment. We performed the required impairment tests for fiscal years 2007, 2006, and 2005, recording charges of $0.2 million, $0.2 million, and $0.7 million, respectively, to selling, general and administrative expenses for the impairment of indefinite-lived intangible assets. In connection with the November 2005 Plan, we recorded impairment charges on certain intangible assets and long-lived assets of $12.8 million, $41.8 million, and $4.2 million, during the twelve months ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The provisions of SFAS No. 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for us is our fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the fiscal year beginning on or after December 15, 2008, which for us is our fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 160.

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS No. 159 are effective for the fiscal year beginning after November 15, 2007, which for us is our fiscal year 2008. The adoption of SFAS No. 159 is not expected to have a significant effect on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning after November 15, 2007, which for us is our fiscal year 2008. The adoption of SFAS No. 157 is not expected to have a significant effect on our financial condition, results of operations or cash flows.

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

We adopted the recognition and disclosure provisions of SFAS No. 158 effective December 28, 2007, the incremental effects of which are presented in the table below. The adoption of SFAS No. 158 had no effect on our consolidated statement of operations for year ended December 28, 2007. Had we not been required to adopt SFAS No. 158 at December 28, 2007, we would have recognized an additional minimum liability pursuant to the provision of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS No. 158.”

	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at December 28, 2007
Other intangibles, net	$302,311	$(236)	$302,075
Other assets	117,593	(27,309)	90,284
Accrued expenses	484,555	6,746	491,301
Pension and other post-retirement benefits	223,138	10,539	233,677
Deferred income taxes	91,137	(1,270)	89,867
Accumulated other comprehensive income	345,049	(46,100)	298,949

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheets will be effective in fiscal year 2008.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 17 (Income Taxes) to our consolidated financial statements, included elsewhere in this report, for further discussion.

For an additional discussion of our critical accounting policies and a discussion of new accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this report.

Fiscal Year Ended December 28, 2007, Compared to Fiscal Year Ended December 29, 2006

Net Sales:

(dollars in thousands)	Fiscal Year Ended		Change
	December 28, 2007	December 29, 2006	Amount	Percentage
Net product and service sales	$3,038,120	$2,842,737	$195,383	6.9%
Sales agency fee income	91,928	85,516	6,412	7.5%

	$3,130,048	$2,928,253	$201,795	6.9%

•	The weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $151.2 million to the increase in net sales.

•

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales increased by 3.5% in 2007 compared to the prior year. When the withdrawal from a majority of the service-oriented laundry and ware washing business in the United States is also excluded, the growth rate was 4.8%. This growth was primarily due to strong growth in our European, Latin America, and Asia Pacific regions where growth rates were 6.3% or higher. These gains were partially offset by declining sales in Japan and North America.

•

In Europe, which includes our African and Middle Eastern markets, net sales increased 6.3% compared to the prior year. This growth was primarily driven by higher sales volumes throughout most countries in our European region, resulting from top customer growth, retention, and growing new product platforms.

•

In Latin America, net sales increased 9.8% compared to the prior year, primarily driven by higher sales volumes throughout most of the region. Significant factors contributing to that increase include growth from our food and lodging, food and beverage, and retail sectors. Strong relationships and growth within our indirect channel partners, who access a variety of sectors, also made a significant contribution.

•	In Asia Pacific, net sales increased 10.8% compared to the prior year, led by strong sales volume growth in the food and beverage, food and lodging, and retail sectors.

•

In Japan, net sales decreased 3.8% compared to the prior year, primarily due to a challenging Japanese economy and a decline in the facilities solutions business driven by a reduction in the frequency of cleaning and a movement to different types of floor surfaces.

•

In North America, net sales decreased 2.3 % compared to the prior year. This sales decline reflects the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States. Excluding the impact of this withdrawal, our North American sales increased 2.2%.

•

Excluding a $7.0 million increase from the weakening of the U.S. dollar against the euro and certain other foreign currencies, net sales under our Sales Agency Agreement decreased by $0.5 million, or 0.6%, in 2007 compared to the same period in the prior year. This decline includes an increase in partial termination fees of $2.0 million in our European segment.

In October 2007, we agreed on the Umbrella Agreement with Unilever, to replace the previous Sales Agency Agreement, which includes; i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement will also enter agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

Gross Profit:

(dollars in thousands)	Fiscal Year Ended		Change
	December 28, 2007	December 29, 2006	Amount	Percentage
Gross Profit	$1,327,962	$1,225,469	$102,493	8.4%

Gross profit as a percentage of net sales:	42.4%	41.8%

•	The weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $65.7 million in 2007 compared to the prior year.

•

Excluding the impact of foreign currency exchange rates, gross profit increased $36.8 million in 2007 compared to the prior year, primarily due to higher sales volumes in our European, Latin America, and Asia Pacific regions as mentioned above.

•

Our gross profit percentage for 2007 improved 60 basis points over 2006 with higher margins in all of our regions except Japan. Selective price increases, cost savings from various supply chain optimization projects, and the favorable impact of our cost reduction programs from our November 2005 Plan contributed to the increased margin.

Operating Expenses:

(dollars in thousands)	Fiscal Year Ended		Change
	December 28, 2007	December 29, 2006	Amount	Percentage
Selling, general and administrative expenses	$1,154,766	$1,159,270	$(4,504)	-0.4%
Research and development expenses	68,018	60,526	7,492	12.4%
Restructuring expenses	27,165	114,787	(87,622)	-76.3%

	$1,249,949	$1,334,583	$(84,634)	6.3%

As a percentage of net sales:
Selling, general and administrative expenses	36.9%	39.6%
Research and development expenses	2.2%	2.1%
Restructuring expenses	0.9%	3.9%

	40.0%	45.6%

•	The weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $55.5 million in 2007 compared to the prior year.

•

Excluding costs associated with the November 2005 Plan, selling, general, and administrative costs, as a percentage of net sales were 34.0% in the 2007 compared to 35.4% for the prior year due to accelerated savings from our November 2005 Plan and controlled spending achieved in most of our regions. Excluding the impact of foreign currency and costs associated with our restructuring programs under the November 2005 Plan, selling, general and administrative costs declined $22.5 million in 2007 compared to the prior year.

•	Excluding the impact of foreign currency exchange rates, research and development expenses increased $5.9 million in 2007 compared to the prior year.

•

Excluding the impact of foreign currency exchange rates, restructuring expenses declined $93.2 million compared to the prior year period, primarily due to decreased employee severance and other expenses related to the November 2005 Plan in our North American and European business segments as well as our Corporate Center.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan during 2007, and since its inception in November 2005, is outlined below:

(dollars in thousands)	Fiscal Year Ended		Total Project to Date
	December 28, 2007	December 29, 2006
Reserve balance at beginning of period	$70,225	$2,347	$—
Restructuring costs charged to income	27,239	114,787	146,535
Liability adjustments	(70)	—	313
Payments of accrued costs	(51,168)	(46,909)	(100,622)

Reserve balance at end of period	$46,226	$70,225	$46,226

Period costs classified as selling, general and administrative expenses	$91,614	$121,880	$229,142
Period costs (reductions) classified as cost of sales	(562)	4,314	3,752
Capital expenditures	22,084	17,943	40,998

•

During the fiscal years 2007 and 2006, we recorded $27.2 million and $114.8 million, respectively, of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred mainly throughout North America and Europe. In addition, during fiscal years 2007 and 2006, we recorded $91.6 million and $121.9 million, respectively, of selling, general and administrative expenses and $(0.6) million (represents an adjustment of previous inventory reserves) and $4.3 million, respectively, for cost of sales, of which $12.8 million related to long-lived asset impairments, $2.0 million related to impairment of other tangible related non-cash items, and $76.2 million related to other period costs associated with restructuring activities. The decrease in these expenses over the prior year was mainly due to reduced restructuring activity within our North American business related to the withdrawal from a majority of the service-oriented laundry and ware washing business.

•

In connection with the acquisition of the DiverseyLever business, we recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the fiscal years 2007 and 2006, we paid cash of $1.0 million and $2.7 million, respectively, representing contractual obligations associated with involuntary termination and lease payments on closed facilities, primarily in Europe and North America. The restructuring reserve balances associated with the exit plans and the acquisition-related restructuring plans was $1.6 million and $2.8 million as of December 28, 2007 and December 29, 2006, respectively. We continue to make cash payments representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

•

Based on the continued historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan, we continued to conclude that it was not more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, we recorded a charge for an additional U.S. valuation allowance of $42.6 million and $9.7 million for continuing operations for the years ended December 28, 2007 and December 29, 2006, respectively. We do not believe the valuation allowances recorded in fiscal years 2007 and 2006 are indicative of future cash tax expenditures. If the November 2005 Plan produces the anticipated results, we anticipate that all or a portion of the valuation allowance would reverse in future periods, similar to the partial reduction of valuation allowance in discontinued operations for fiscal year 2006 related to the divestiture of the former Polymer Business segment.

Non-Operating Results:

(dollars in thousands)	Fiscal Year Ended		Change
	December 28, 2007	December 29, 2006	Amount	Percentage
Interest expense	$153,113	$162,920	$(9,807)	-6.0%
Interest income	(10,043)	(12,995)	2,952	-22.7%

Net interest expense	$143,070	$149,925	$(6,855)	-4.6%

Other (income) expense, net	(796)	5,232	(6,028)	-115.2%

•

Net interest expense decreased during 2007 compared to the prior year primarily due to lower average debt balances in 2007. The lower average debt balances resulted from the June 2006 repayment of $420.0 million of term debt using the proceeds from the sale of the Polymer Business, partially offset by the drawing of the $100.0 million delayed draw term loan in July of 2006. In addition, interest income decreased as a result of lower average cash balances during the period as compared to the same period last year. The decrease in cash balances resulted from cash used to fund activities related to the November 2005 Plan and capital expenditures during the year.

•	Other (income)/expense, net, increased compared to the prior year, primarily due to net gains from foreign currency translation and transactions.

Income Taxes:

(dollars in thousands)	Fiscal Year Ended		Change
	December 28, 2007	December 29, 2006	Amount	Percentage
Loss from continuing operations, including minority interests, before income taxes and discontinued operations	$(64,261)	$(264,296)	$200,035	-75.7%
Provision for (benefit from) income taxes	68,725	(88,375)	157,100	-177.8%
Effective income tax rate	-106.9%	33.4%

•

We reported an effective income tax rate of -106.9% on the pre-tax loss from continuing operations for the fiscal year ended December 28, 2007. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards, increased valuation allowances against other net deferred tax assets, and increases in tax contingency reserves.

•

We reported an effective income tax rate of 33.4% on the pre-tax loss from continuing operations for the fiscal year ended December 29, 2006. In fiscal year 2006, the provision for income taxes on the pre-tax loss approximated the statutory tax rate of 35% primarily due to the Company’s ability to claim tax benefit for continuing operations for the use of the current year U.S. and state losses to offset tax on the gain from the divestiture of the Polymer Business segment. In addition, as a result of the Tax Increase Prevention and Reconciliation Act of 2006, the Company has determined that earnings of certain foreign subsidiaries are no longer subject to immediate U.S. tax and will now be considered permanently reinvested. A decrease in income tax expense results as the foreign subsidiaries were, collectively, subject to a rate of tax lower than the U.S. statutory tax rate. These income tax benefits were partially offset by charges to income tax expense for an increase in valuation allowance on U.S. tax credits and losses of international subsidiaries.

Net Income:

Our net income decreased by $229.8 million, to a net loss of $131.8 million in fiscal year 2007 compared to income of $98.0 million for in fiscal year 2006, primarily due to decreased income of $272.7 million from discontinued operations driven by the divestiture of the Polymer Business in June 2006, which increased income by $256.7 million (net of tax) in 2006, and an increase in the income tax provision of $157.1 million in 2007 compared to the prior year. This was offset by decreased net interest expense of $6.9 million and an increased operating profit of $187.1 million in 2007, which mainly resulted from a $122.8 million decrease in restructuring expenses and other period costs associated with the November 2005 Plan, a $102.5 million increase in gross profit, and controlled selling, general and administrative spending (excluding restructuring costs).

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

EBITDA for fiscal year 2007 was $235.5 million, which decreased by $229.6 million in 2007 compared to the prior year, primarily due to the divestiture of the Polymer Business, which increased EBITDA by $352.9 million in 2006. In 2007, this was partially offset by a $93.8 million decrease in restructuring costs and period costs included in selling, general and administrative costs related to our November 2005 Plan, primarily in North America, Europe, and the Corporate Center.

Fiscal Year Ended December 29, 2006, Compared to Fiscal Year Ended December 30, 2005

Net Sales:

(dollars in thousands)	Fiscal Year Ended		Change
	December 29, 2006	December 30, 2005	Amount	Percentage
Net product and service sales	$2,842,737	$2,854,417	$(11,680)	-0.4%
Sales agency fee income	85,516	94,105	(8,589)	-9.1%

	$2,928,253	$2,948,522	$(20,269)	-0.7%

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

Gross Profit:

(dollars in thousands)	Fiscal Year Ended		Change
	December 29, 2006	December 30, 2005	Amount	Percentage
Gross Profit	$1,225,469	$1,256,619	$(31,150)	-2.5%

Gross profit as a percentage of net sales:	41.8%	42.6%

•	Changes in foreign exchange rates had a negligible impact on the decrease in gross profit during 2006 compared to the prior year.

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

•	We continue to pursue cost reduction initiatives under our November 2005 Plan.

Operating Expenses:

(dollars in thousands)	Fiscal Year Ended		Change
	December 29, 2006	December 30, 2005	Amount	Percentage
Selling, general and administrative expenses	$1,159,270	$1,105,017	$54,253	4.9%
Research and development expenses	60,526	56,533	3,993	7.1%
Restructuring expenses	114,787	17,677	97,110	549.4%

	$1,334,583	$1,179,227	$155,356	13.2%

As a percentage of net sales:
Selling, general and administrative expenses	39.6%	37.5%
Research and development expenses	2.1%	1.9%
Restructuring expenses	3.9%	0.6%

	45.6%	40.0%

•	Changes in foreign exchange rates had a negligible impact on the change in operating expenses during 2006 compared to the prior year.

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

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan during 2006, and since its inception in November 2005, is outlined below:

(dollars in thousands)	Fiscal Year Ended		Total Project to Date
	December 29, 2006	December 30, 2005
Reserve balance at beginning of period	$2,347	$—	$—
Restructuring costs charged to income	114,787	4,509	119,296
Liability adjustments	—	383	383
Payments of accrued costs	(46,909)	(2,545)	(49,454)

Reserve balance at end of period	$70,225	$2,347	$70,225

Period costs classified as selling, general and administrative expenses	$121,880	$15,648	$137,528
Period costs classified as cost of sales	4,314	—	4,314
Capital expenditures	17,943	971	18,914

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

•

Net interest expense decreased during 2006 compared to the prior year period. In 2005, we recorded $8.7 million of interest expense due to the ineffectiveness of JDI’s EURIBOR-based interest rate swap agreements arising from the repayment of the euro portion of the term loan B in April 2005. Also in 2005, we wrote off $11.7 million of unamortized debt issuance costs in connection with the December 2005 amendments to the JDI senior secured credit facilities. In addition, interest expense in 2006 was lower than the prior year due to lower average net debt levels in 2006.

•	Other expense, net, increased compared to the prior year, primarily due to higher net losses from foreign currency translation and transactions.

Income Taxes:

(dollars in thousands)	Fiscal Year Ended		Change
	December 29, 2006	December 30, 2005	Amount	Percentage
Loss from continuing operations, including minority interests, before income taxes and discontinued operations	$(264,296)	$(95,585)	$(168,711)	176.5%
Provision for (benefit from) income taxes	(88,375)	154,657	(243,032)	-157.1%
Effective income tax rate	33.4%	-161.8%

•

In fiscal year 2006, the provision for income taxes decreased from the prior year primarily due to the Company’s ability to claim tax benefit for continuing operations for the use of the current year U.S. and state losses to offset tax on the gain from the divestiture of the Polymer Business segment. In addition, as a result of the Tax Increase Prevention and Reconciliation Act of 2006, the Company has determined that earnings of certain foreign subsidiaries are no longer subject to immediate U.S. tax and will now be considered permanently reinvested. A decrease in income tax expense results as the foreign subsidiaries were, collectively, subject to a rate of tax lower than the U.S. statutory tax rate. These income tax benefits were partially offset by charges to income tax expense for an increase in valuation allowance on U.S. tax credits and losses of international subsidiaries.

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

Liquidity and Capital Resources

(dollars in thousands)	Fiscal Year Ended		Change
	December 28, 2007	December 29, 2006	Amount	Percentage
Net cash provided by (used in) operating activities	$11,619	$(6,492)	$18,111	-279.0%
Net cash provided by (used in) investing activities	(102,362)	390,828	(493,190)	-126.2%
Net cash used in financing activities	(34,295)	(343,471)	309,176	-90.0%
Capital expenditures	(111,159)	(93,381)	(17,778)	19.0%

			Change
	December 28, 2007	December 29, 2006	Amount	Percentage
Cash and cash equivalents	$97,176	$208,418	$(111,242)	-53.4%
Working capital (1)	517,641	406,381	111,260	27.4%
Total debt	1,486,511	1,456,073	30,438	2.1%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents during fiscal year 2007 resulted primarily from cash used to fund activities related to the November 2005 Plan and capital expenditures, and a reduction of $10.4 million in the utilization of the Asset Securitization program.

•

The increase in net cash provided by (used in) operating activities during fiscal year 2007 compared to the prior year was primarily due to greater operating profits, a lower reduction in the utilization of the Asset Securitization program, and a greater increase in accrued expenses partially offset by a greater increase in working capital (increase in accounts receivable and inventories and a decrease in accounts payable) and other current assets compared to the prior year period.

•

The decrease in net cash used in investing activities during fiscal year 2007 compared to the prior year was primarily due to lower proceeds from divestitures, resulting from the divestiture of the Polymer Business in the second quarter of 2006. Our investments tend to be in dosing and feeder equipment with new and existing customer accounts as well as ongoing expenditures in information technology and manufacturing. We may also make significant cash expenditures in an effort to capitalize on cost savings opportunities.

•

The decrease in cash flow used in financing activities during fiscal year 2007 compared to the prior year was due to lower repayments on long-term debt in the current year. In the second quarter of 2006, we repaid $420.0 million of obligations under the JDI term loan B facility using a majority of the proceeds from the divestiture of the Polymer Business.

•

While we improved days sales outstanding, the increase in net sales and the weakening U.S. dollar offset this improvement and contributed to the increase in working capital during fiscal year 2007. This included an $89.7 million increase in accounts receivable, a $3.8 million increase in accounts payable, which partially offset the increase in working capital, and a $25.3 million increase in inventories. The increase in inventories resulted from safety stock inventory builds associated with factory closure initiatives related to our November 2005 Plan.

Debt and Contractual Obligations. As a result of the DiverseyLever acquisition, we and JDI have a significant amount of indebtedness. On May 3, 2002, in connection with the acquisition, we issued senior discount notes with a principal amount at maturity of $406.3 million to Unilever. Under the indenture for the senior discount notes, the principal amount of the senior discount notes accreted at a rate of 10.67% per annum through May 15, 2007. After May 15, 2007, interest accrues on the accreted value of the senior discount notes at this rate, and is payable in cash semiannually in arrears to the extent that JDI can distribute to us the cash necessary to make the payments in accordance with the restrictions contained in the indentures for the JDI senior subordinated notes and the JDI senior secured credit facilities. The failure by us to make all or any portion of a semiannual interest payment on the senior discount notes will not constitute an event of default under the indenture for the senior discount notes if that failure results from JDI’s inability to distribute the cash necessary to make that payment in accordance with these restrictions. Instead, interest will continue to accrue on any unpaid interest at a rate of 10.67% per annum, and the unpaid interest will be payable on the next interest payment date on which JDI is able to distribute to us the cash necessary to make the payment in accordance with the provisions contained in the indentures for the JDI senior subordinated notes and the JDI senior secured credit facilities. We have no income from operations and no meaningful assets other than our interest in JDI. We receive all of our income from JDI and substantially all of our assets consist of our investment in JDI. The senior discount notes mature on May 15, 2013.

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

The JDI senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in the previous JDI credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 16, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of December 28, 2007, JDI had $8.3 million in letters of credit outstanding under the revolving portion of the JDI senior secured credit facilities and therefore had the ability to borrow $166.7 million under those revolving facilities.

The JDI senior secured credit facilities were amended in June 2007. The amendment reduced the interest rate payable on the term B loan facility and the delayed draw term loan facility from LIBOR plus 250 basis points to LIBOR plus 200 basis points, thereby reducing borrowing costs over the remaining life of the credit facilities.

As of December 28, 2007, excluding indebtedness held by JDI, our only indebtedness consisted of the senior discount notes with a book value of $385.0 million. As of December 28, 2007, our subsidiaries had total indebtedness of approximately $1.1 billion, consisting of $630.8 million of the JDI senior subordinated notes, $438.5 million of borrowings under the JDI senior secured credit facilities, $13.3 million of other long-term borrowings and $18.9 million in short-term credit lines. In addition, we had $190.2 million in operating lease commitments, $2.6 million in capital lease commitments and $8.3 million committed under letters of credit.

Contractual Obligations	Total	Payments Due by Period:
		2008	2009-2010	2011-2012	2013 and Thereafter
	(dollars in thousands)
Long-term debt obligations:
Senior discount notes (1)	$639,323	$43,353	$86,705	$86,705	$422,560
Term credit facilities	451,792	13,181	122,361	316,250
Senior subordinated notes (2)	896,783	60,718	121,737	714,328
Operating leases	190,161	56,144	64,574	24,791	44,652
Capital leases	2,619	933	1,175	510
Purchase commitments (3)	26,380	7,570	12,800	6,010

Total contractual obligations	$2,207,058	$181,899	$409,352	$1,148,594	$467,212

(1)	Includes scheduled annual interest payments at 10.67%.
(2)	Includes scheduled annual interest payments at 9.625%.
(3)	Represents maximum penalties that would be contractually binding if we do not meet any portion of our volume commitments, primarily for the purchase of floor care related polymers.

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

We have obligations related to our pension and post-retirement plans that are discussed in detail in Notes 18 and 19 to our consolidated financial statements. As of the most recent actuarial estimation, we anticipate making $47.5 million of contributions to pension plans in fiscal year 2008. Post-retirement medical claims are paid as they are submitted and are anticipated to be $3.8 million in fiscal year 2008.

Off-Balance Sheet Arrangements. JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby JDI and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), JDI’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As of December 28, 2007, and December 29, 2006, JDI’s total potential for securitization of trade receivables was $75.0 million.

As of December 28, 2007 and December 29, 2006, the Conduits held $53.9 million and $64.3 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of December 28, 2007 and December 29, 2006, JDI had a retained interest of $95.3 million and $78.1 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the year ended December 28, 2007, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 6.48% per annum.

Under the terms of the JDI senior secured credit facilities, JDI must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the JDI senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI may enter into may not exceed $200 million in the aggregate.

FIN No. 48. As a result of the adoption of FIN No. 48 and changes during fiscal year 2007, we increased FIN No. 48 liabilities by $8.5 million, resulting in total FIN No. 48 liabilities of $35.4 million at December 28, 2007. Total FIN No. 48 liabilities for which payments are expected in less than one year are $7.7 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current FIN No. 48 liabilities.

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

Minimum Interest Coverage Ratio. JDI is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the JDI senior secured credit facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of (1) JDI’s consolidated EBITDA, as defined in the senior secured credit facilities, for a financial covenant period to (2) JDI’s cash interest expense for the same financial covenant period.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For the JDI financial covenant period ended on December 28, 2007, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the JDI senior secured credit facilities to $150 million in fiscal year 2006 and to $130 million for subsequent fiscal years. To the extent that JDI makes capital expenditures of less than the limit in any fiscal year, however, JDI may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts JDI carries forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 28, 2007, JDI was in compliance with the limitation on capital expenditures for fiscal year 2007.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of December 28, 2007, JDI was in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

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

For further discussion of the related party transactions, see Note 24 to our consolidated financial statements and “Item 13. Certain Relationships and Related Transactions and Director Independence,” included elsewhere in this annual report.

Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with the November 2005 Plan JDI sold its equity interest in Chemical Methods Associates (“CMA”) to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17.0 million. The purchase price is subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, we recorded an additional purchase price of approximately $0.3 million based on its preliminary assessment of closing working capital. The sale resulted in a gain of $2.3 million ($0.5 million after tax), net of related costs. CMA was a non-core asset.

During the twelve months ended December 28, 2007, JDI finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in a reduction to the gain of $0.3 million ($0.3 million after tax). Further adjustments are not expected to be significant.

Net sales from discontinued operations relating to CMA, excluding sales to JDI, were $16.9 million and $18.6 million, during the twelve months ended December 29, 2006 and December 30, 2005, respectively.

Income from discontinued operations relating to CMA was comprised of the following (000’s):

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Income from discontinued operations before taxes and gain from sale	$—	$2,826	$2,803
Taxes on income from discontinued operations	—	(986)	(1,090)
Gain (loss) on sale of discontinued operations before taxes	(262)	2,322	—
Taxes on gain (loss) from sale of discontinued operations	(38)	(1,825)	—

Income (loss) from discontinued operations	$(300)	$2,337	$1,713

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of JDI, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus an additional $8.1 million in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid JDI $1.5 million for the option to extend the tolling agreement (described below) by up to six months. In December 2006, JDI and BASF finalized purchase price adjustments related to the net asset value, and JDI received an additional $4.1 million.

The Polymer Business developed, manufactured, and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry. The Polymer Business was a non-core asset of our Company and had been reported as a separate business segment. The sale resulted in a gain of approximately $352.9 million ($256.7 million after tax), net of related costs.

JDI finalized and paid certain pension related adjustments, adjusted net assets, disposed and recorded additional closing costs, reducing the gain by $1.7 million ($0.3 million after-tax gain), during the twelve months ended December 28, 2007.

The Asset and Equity Purchase Agreement between JP, Holdings II and BASF refers to ancillary agreements governing certain relationships between the parties, including a Supply Agreement and Tolling Agreement, each of which is not considered material to our consolidated financial results.

Supply Agreement

A ten-year global agreement provides for the supply of polymer products to JDI by BASF. Unless either party provides notice of its intent not to renew at least three years prior to the expiration of the ten-year term, the term of the agreement will extend for an additional five years. The agreement requires that JDI purchase a specified percentage of related products from BASF during the term of agreement. Subject to certain adjustments, JDI has a minimum volume commitment during each of the first five years of the agreement.

The Polymer Business sold $7.0 million and $22.7 million of polymer product to JDI during the six months ended June 30, 2006 and twelve months ended December 30, 2005, respectively.

Tolling Agreement

A three-year agreement provides for the toll manufacture of polymer products by JDI, at its manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement may be extended by up to six months by either party. The agreement specifies product pricing and provides BASF the right to purchase certain equipment retained by JDI.

In association with the Tolling Agreement, JDI agreed to pay $11.4 million in compensation to SCJ, a related party, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location. We are amortizing $9.2 million of the payment into the results of the tolling operation over the term of the Tolling Agreement, with the remainder recorded as a reduction of the gain on discontinued operations.

We considered our continuing involvement with the Polymer Business, including the Supply Agreement and Tolling Agreement, concluding that neither the related cash inflows nor cash outflows were direct, due to the relative insignificance of the continuing operations to the disposed business.

The assets and liabilities remaining in discontinued operations at December 28, 2007 and December 29, 2006 relate to the Tolling Agreement.

Net sales from discontinued operations relating to the Polymer Business, excluding sales to us and including net sales related to the tolling agreement with BASF, were $189.2 million and $343.2 million, during the twelve months ended December 28, 2007 and December 29, 2006, respectively.

Income from discontinued operations relating to the Polymer Business was comprised of the following (000’s):

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Income from discontinued operations before taxes and gain from sale	$—	$22,019	$36,118
Taxes on income from discontinued operations	—	(7,475)	(12,177)
Gain (loss) on sale of discontinued operations before taxes	(1,742)	352,907	—
Taxes on gain (loss) from sale of discontinued operations	2,047	(96,214)	—
Income from tolling operations	1,903	620	—
Taxes on income from tolling operations	(694)	(419)	—

Income from discontinued operations	$1,514	$271,438	$23,941

On May 1, 2006, in association with the divestiture of the Polymer Business, Holdco, which is the parent of our Company, Marga B.V., a subsidiary of Unilever, and Holdings amended and restated the Stockholders’ Agreement dated as of May 3, 2002 among the parties (as amended and restated, the “Stockholders’ Agreement”). Holdco and Marga B.V. own 66 2/3% and 33 1/3%, respectively, of our outstanding shares. We own 100% of JDI’s outstanding shares except for one share owned by SCJ. The amendment and restatement of the Stockholders’ Agreement included restatement of provisions relating to, among other things, share transfer restrictions, corporate governance, put and call options and rights of first offer and refusal and various other rights and obligations of the parties. In addition, the amendment and restatement adjusted the buyout formula relating to Marga B.V.’s shares in our Company to require an incremental payment of $30.0 million, plus interest (payable from put execution date) at the time of Marga B.V.’s exit. The Stockholders’ Agreement also provides for the issuance of options to Marga B.V. for the purchase of Holdings shares at exit, which following exercise, will result in the incremental payment to Marga B.V., by Holdco, of up to $40.0 million, plus interest.

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

Acquisitions

In March 2007, JDI purchased an additional 6% interest in a North American business that provides purchasing and category management tools to certain of JDI’s end-users for $2.6 million. JDI previously held 9% of the outstanding shares. The transaction is not considered material to our consolidated financial position, results of operations or cash flows.

In October 2006, JDI completed the purchase of an exclusive distribution license for certain cleaning technology used in a variety of business sectors for an aggregate purchase price of $5.2 million. The license is included as a component of other intangibles in the consolidated balance sheet and is being amortized over the expected useful life of the underlying technology. As part of the acquisition of the distribution license, JDI and licensor agreed on terms of the purchase price should JDI elect to acquire the business owning the technology prior to or in July 2007. The terms of acquisition could be extended to December 31, 2007 if a non-refundable deposit on purchase price were made not later than July 2007. In July 2007, JDI paid a $1.0 million non-refundable deposit to extend the purchase terms through December 31, 2007. In February 2008, JDI and licensor mutually agreed to extend the purchase terms through March 28, 2008, without additional cost to us.

In February 2006, JDI purchased the remaining 15% of the outstanding shares of Shanghai JohnsonDiversey, Ltd., JDI’s Chinese operating entity, for $3.5 million. JDI previously held 85% of the outstanding shares and included the holding in our consolidated financial results. Goodwill recorded with respect to the transaction was $2.6 million. The acquisition was accounted for under the purchase method of accounting in accordance with step acquisition rules.

Divestitures

Auto-Chlor Master Franchise and Branch Operations

On December 21, 2007, in conjunction with the November 2005 Plan, JDI executed a sales agreement for its Auto-Chlor Master Franchise and substantially all of our remaining Auto-Chlor branch operations, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $69.8 million.

The sales agreement is subject to the approval of JDI’s Board of Directors and Unilever consent, both of which we consider necessary in order to meet “held for sale” criteria under SFAS No. 144 “Accounting for Asset Impairment.” Accordingly, these assets were classified as “held and used” as of December 28, 2007. JDI obtained approval from its Board of Directors and consent from Unilever in January 2008.

The transaction closed on February 29, 2008, subject to various post closing adjustments, resulting in a net book gain approximating $0.8 million after taxes and related costs.

As of the divestiture date, net assets were as follows:

Inventories	$6,992
Property, plant and equipment, net	11,085
Goodwill	12,745
Other intangibles, net	32,510

Net assets divested	$63,332

Net sales associated with these businesses were approximately $57.2 million, $50.7 million and $47.8 million for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Auto-Chlor Branch Operations

In August 2007, in conjunction with the November 2005 Plan, JDI divested of certain of its Auto-Chlor branch operations in the eastern United States for $2.5 million, resulting in a gain of $0.5 million net of taxes and related costs. The gain is included within selling, general and administrative expenses in the consolidated statements of operations. The purchase price is subject to various post-closing adjustments, none of which are expected to be significant to us. Net sales associated with this business were approximately $3.4 million, $5.5 million and $5.3 million for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

In October 2006, in conjunction with its November 2005 Plan, JDI divested its Auto-Chlor branch operation in the southern United States for $9.0 million, resulting in a net loss of $2.7 million ($1.8 million after tax). The net loss is included within selling, general and administrative expenses in the consolidated statements of operations. Net sales associated with this business were approximately $16.7 million and $20.6 million for the fiscal years ended December 29, 2006 and December 30, 2005, respectively.

Commercial Laundry Operations

In September 2005, JDI sold or agreed to sell its European commercial laundry operations in a two-phase transaction. In phase 1, which closed in September 2005, JDI sold our related operations in seven countries for $14.8 million, which includes a reduction of $1.0 million for certain pension-related purchase price adjustments, resulting in a realized gain of $1.2 million ($0.4 million after tax loss). Net assets sold include an allocation of goodwill and other identifiable intangible assets of $5.7 million and $1.8 million, respectively. In phase 2, JDI agreed to sell related operations in six additional countries for approximately $8.7 million, which includes a reduction of $0.5 million for certain pension-related purchase price adjustments. In December 2006, phase 2 was completed, and JDI received proceeds of $9.7 million which includes a reduction of $0.2 million for certain pension-related and other purchase price adjustments, resulting in an additional net loss of $0.3 million ($0.1 million after tax). Net sales associated with these operations were approximately $29.1 million and $37.3 million for phase 1 and phase 2, respectively, during the year ended December 30, 2005.

In September 2005, we divested of our Canadian commercial laundry operations for proceeds of $2.8 million, resulting in a realized gain of $1.5 million ($1.2 million after tax).

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

As a result of our acquisition of the DiverseyLever business, we have a significant amount of indebtedness. In May 2002 in connection with the acquisition, we issued our senior discount notes and JDI issued its senior subordinated notes and entered into $1.2 billion senior secured credit facilities. The JDI senior secured credit facilities were amended and restated in December 2005, and were amended in June 2007 to reduce the interest rate payable on the term B loan facility and the delayed draw term loan facility.

Interest Rate Risk

As of December 28, 2007, JDI had $438.5 million of debt outstanding under the JDI senior secured credit facilities. After giving effect to the interest rate swap transactions that JDI has entered into with respect to some of the borrowings under its credit facilities,

$238.5 million of the debt outstanding remained subject to variable rates. In addition, as of December 28, 2007, JDI had $32.2 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

During fiscal years 2007 and 2006 and through the date of this annual report, there were no disagreements with Ernst & Young LLP, our independent registered public accounting firm, on accounting principles or practices, financial statement disclosures, audit scope or audit procedures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of JohnsonDiversey Holdings’ Disclosure Controls and Internal Control over Financial Reporting. As of the end of the period covered by this annual report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) and internal controls over financial reporting. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Disclosure Controls and Procedures. As of the end of the period covered by this annual report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as such term is defined in Rule 13a-15(e) under the Exchange Act. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this annual report, our Disclosure Controls are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Our management team is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management team, with the participation of our CEO and CFO, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management team has concluded that, as of the end of the period covered by this annual report, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended December 28, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Holdings or JDI have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE

The following is a list of our directors and executive officers, their ages as of February 29, 2008, and their positions and offices:

Name	Age	Position
S. Curtis Johnson III	52	Director and Chairman
Edward F. Lonergan	48	Director, President and Chief Executive Officer
Scott D. Russell	45	Vice President, General Counsel and Secretary
Joseph F. Smorada	61	Vice President and Chief Financial Officer
Todd C. Brown	58	Director
Irene M. Esteves	49	Director
Robert M. Howe	63	Director
Helen P. Johnson-Leipold	51	Director
Clifton D. Louis	52	Director
Norman Clubb	53	Director
Neal R. Nottleson	70	Director
John Rice	56	Director
Reto Wittwer	59	Director

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

Robert M. Howe has served as a director since May 2002. He has also been a director of Holdco since April 2000 and of JDI since April 1996. Since February 2003, Mr. Howe has been the Chairman of Montgomery Goodwin Investments, LLC, a private investment and consulting firm. From April 2000 to September 2002, Mr. Howe was the Chairman of Scient, Inc., a provider of integrated e-Business strategy and technology services, and previously served as its Chief Executive Officer. Prior to that, Mr. Howe was with International Business Machines Corporation, last serving as General Manager of its global banking, financial and securities services business. He has been a director of Symphony Services, an information technology consulting firm, since July 2004.

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

Norman Clubb has served as a director since February 2007. Mr. Clubb was appointed President and Chief Operating Officer for Unilever Foodsolutions North America in November 2004 and assumed additional responsibility for Latin America in 2007. Previously he served as Senior Vice President Finance for Unilever’s Foods Division, Netherlands from 2000 - 2004; Senior Vice President Finance for Central Asia and Middle East Business Group from 1999 - 2000; and SVP Finance and Supply Chain for DiverseyLever, Netherlands from 1996 - 1999.

Neal R. Nottleson has served as a director since May 2002. Mr. Nottleson has also been a director JDI since September 1999 and of Holdco since March 1999. Mr. Nottleson was the Vice Chairman of SCJ from October 1996 until his retirement in June 1999.

John Rice has been a director since May 2002. Mr. Rice was President of the Americas for Unilever from January 2005 until his retirement in April 2007. He joined Unilever in 1981 and was President and CEO of Unilever Foods North America from November 2002 until December 2004. Prior to that, he was the Business Group President of Latin America and Slim-Fast Worldwide.

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

Compensation Discussion and Analysis (CD&A)

Organization of Information

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy, programs and policies, and includes analysis on the compensation earned by our Named Executive Officers (“NEOs”) as detailed in the accompanying executive compensation tables. The NEOs are also executive officers of JDI. The following CD&A applies to each of the executive officers in connection with their services as executive officers of both us and JDI. All compensation has been, and will be, paid by JDI. The CD&A covers the following topics:

•	Overview of the Role of the JDHI Compensation Committee (“Compensation Committee”) in Executive Compensation

•	Executive Compensation Philosophy and Objectives

•	Compensation Elements and Pay Mix

•	Determining Compensation Levels

•	Executive Compensation Market Benchmarking and Peer Group

•	Total Target Compensation Relative to Market Compensation

•	Program Components and Policies:

•	Base Salary

•	Annual Incentives

•	Long-Term Incentives

•	Executive Severance

•	Executive Benefits and Perquisites

•	Tax, Regulatory and Accounting Implications

•	Executive Compensation Tables and Supplemental Narrative Disclosures

•	Executive Agreements

•	Compensation Committee Report

•	Compensation Committee Interlocks and Insider Participation in Compensation Decisions

•	Director Compensation

Overview of the Role of the Compensation Committee in Executive Compensation

The Compensation Committee charter gives the Compensation Committee responsibility over executive compensation matters. The Compensation Committee is appointed by our Board of Directors, and is charged with approving and overseeing all executive compensation programs and policies. The Compensation Committee approves all compensation actions with respect to our NEO compensation.

The Compensation Committee relies on management and outside advisors for staff work, contextual information and technical guidance in conducting its affairs. For the past several years, the Compensation Committee has retained W.T. Haigh & Company, a compensation consulting firm in Cambridge, Massachusetts, to provide independent advice on executive and director compensation and to conduct independent studies when needed.

Executive Compensation Philosophy and Objectives

Our executive compensation program is designed to attract, retain, and motivate high performing individuals through an integrated rewards package of compensation and benefits that is competitive with other companies in our marketplace and industry. We have adopted the following objectives as the foundation for our executive compensation philosophy:

•

Ensure that our total rewards program motivates and drives a pay for performance culture, including the successful execution of the company’s restructuring plan and the financial metrics established as part of the bank-approved financing plan.

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

We structure our executives’ direct compensation to deliver a substantial portion of value through variable, performance-based annual and long-term incentives. The incentive components (both annual and long-term) are intended to motivate and reward sustained profitable growth, reinforce executive accountability and increase enterprise value for our shareholders. This is especially critical in light of our restructuring plan, the targeted goals and strategic priorities that we established for meeting our financial obligations and, ultimately, delivering long-term value to our shareholders. As a result of this emphasis on performance-based incentive pay, we expect direct compensation amounts to vary from year to year.

We currently award all of our long-term incentives in cash based on the achievement of our company’s profitability targets and aspects of our restructuring plan. However, we intend to implement equity-based incentives after we successfully complete our restructuring plan, as we believe that equity-based incentives best align the long-term interests of our executives with those of our shareholders.

2. Indirect Compensation, which includes:

•	Benefits

•	Perquisites

Our executives participate in benefit programs available broadly to all of our employees. JDI provides an annual flexible credit of $1,250 to all US-based employees, including our NEOs, to offset the cost of their optional benefits. In addition, we maintain certain executive benefit and perquisite programs that we believe are consistent with market practice. In keeping with our culture, the value of these programs do not make up a significant percentage of total executive compensation.

Determining Compensation Levels

The following are key factors we consider in determining compensation levels for our executives:

1.	Performance. We consider the performance of our company and JDI, as well as individual performance and contributions. Performance goals are defined annually, and we utilize a disciplined performance review process to ensure that our executives’ goals align with the achievement of our bank-approved financing plan and with our strategic priorities. Company goals require aggressive growth year over year and have only been attained in two of the last five years. In addition, the Compensation Committee reviews the company’s financial performance each year versus peer companies.

2.	Market competitiveness. We benchmark compensation for our executive positions to comparable jobs in the marketplace to understand what we need to pay to stay competitive. The process for conducting market benchmarking and determining market competitiveness is described in more detail in the material that follows.

3.	Cost. We review the cost of our executive rewards program for reasonableness in light of our financial condition and relative to our performance. In addition, as mentioned above, we structure the incentive components of our program so that we and JDI meet our debt obligations and restructuring expenses before executives earn incentives.

4.	Internal equity. We assess the relative value of our executive positions using factors such as responsibilities and performance, scope and impact, problem solving and leadership. Our goal is to compensate executives fairly and equitably based on each executive’s role and potential impact on our company’s and JDI’s success.

Executive Compensation Market Benchmarking and Peer Group

We are a market leader in our industry with a broad, diversified line of products and related services. As a result, we seek to attract and retain highly qualified executives from companies with a similar business mix and profile, but which are not necessarily direct business competitors. We use the following criteria to assist with the selection of peer companies for purposes of market benchmarking compensation for our executives:

•	Manufacturing companies

•	Comparable revenues ($1–6 billion)

•	Global scope (measured by foreign sales as a percentage of total sales)

•	Growth orientation in terms of EBITDA and sales

•	Service, business-to-business and technology orientation

•	Source for executive talent

•	United States public companies (to access data)

Based on these factors, our current peer group consists of the following 20 companies:

Acuity Brands, Inc.	Goodrich Corporation
Avery Dennison Corporation	Lubrizol Corporation
Brunswick Corporation	Nalco Holding Company
Cabot Corporation	Olin Corporation
Clorox Company	Sealed Air Corporation
Corn Products International, Inc.	Sensient Technologies Corporation
Ecolab Inc.	Sigma-Aldrich Company
EMCOR Group Inc.	Snap-On Inc.
FMC Corporation	Westlake Chemical Corporation
H.B. Fuller Company	W.W. Grainger, Inc.

The Compensation Committee last reviewed and approved our peer group in October 2007. At that time, we were in the mid-range of the peer group in terms of revenue. We intend to continue to review and refine our peer group annually.

In December of each year JDI reviews executive market total compensation for the Compensation Committee. JDI uses an independent compensation consultant, W.T. Haigh & Company, to compare our executive compensation levels against compensation levels for similar executive positions in the peer group. In addition, JDI participates in an executive compensation study conducted by Hewitt Associates that includes similar companies based on various factors, including certain of the same criteria used to define our peer group. We also validate these peer company findings with general industry compensation data for similar sized companies using Mercer and Hewitt surveys. We use the comparisons made in this process to develop competitive market ranges for our executives for purposes of assessing overall market competitiveness.

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

Program Components and Policies

Base Salary

Our goal is to pay base salaries in the mid-range of the competitive market. We review the base salaries of our executives annually with any salary increases taking effect April 1 of each year. Any salary increase is generally based on the executive’s performance within specific areas of accountability, as well as market competitiveness and budget considerations.

Annual Incentives

Our annual incentives are designed to recognize and reward outstanding performance, achievements and contributions to fiscal year results and focus attention on specific challenges and opportunities as defined by and aligned with our strategy.

We currently administer two incentive plans for our executives in pursuit of these objectives:

1.	Performance Bonus Opportunity (“PBO”) Plan. The PBO Plan is our annual goal-based incentive plan for executives.

2.	Restructuring Incentive Plan. The Restructuring Incentive Plan is a one-time program developed for 2006 and 2007 that is targeted at select executives with direct and measurable impact on our restructuring plan. There will be no successor plan after this plan expires in 2007.

1. Performance Bonus Opportunity Plan

Our PBO Plan is a goal-based program for executives. Each year, goals are established and approved by JDI’s Compensation Committee. The following are the performance categories and weightings applicable for 2007:

•	EBITDA before tangible and intangible asset impairment charges and other period costs associated with our restructuring activity (40% weighting)

•	Net Sales Growth (20% weighting)

•	Working Capital & Sarbanes Oxley (“SOX”) Compliance (20% weighting)

•	Personal Objectives (20% weighting)

Target awards and potential payouts are defined for each executive and reviewed and approved annually by the Compensation Committee. The following table presents the 2007 annual incentive opportunities for our NEOs:

PBO AWARD OPPORTUNITY (% OF BASE SALARY)

Name	Minimum	Target	Maximum
Ed Lonergan	0%	100%	200%
S. Curtis Johnson	0%	80%	160%
Joseph Smorada	0%	65%	130%
Scott Russell	0%	50%	100%

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

The following table presents 2007 restructuring incentive targets for our NEOs:

RESTRUCTURING INCENTIVE

Name	Minimum	Target	Maximum
Ed Lonergan	$0	$300,000	$600,000
S. Curtis Johnson	0	200,000	400,000
Joseph Smorada	0	300,000	600,000
Scott Russell	0	200,000	400,000

Payments are made in cash in the first quarter of the fiscal year after approval by the Compensation Committee. The Compensation Committee determines whether goals have been met under the Restructuring Incentive Plan. Awards for fiscal year 2007 will be paid in March 2008.

Long-Term Incentives

In 2006, we discontinued our equity-based long-term incentive program and implemented a cash long-term incentive program to motivate and reward the attainment of global profitability targets. As discussed above, this was done to emphasize the successful attainment of our bank-approved financing plan, which is in place for a specified period of time. Upon successful completion of the restructuring plan, we intend to return to an equity-based long-term incentive program that will promote long-term stock ownership and further alignment of management interests with those of our shareholders.

The new cash long-term incentive plan awards cash compensation based on specific performance goals during three-year performance cycles that begin each year. The first three-year performance cycle under the new cash plan covers performance years 2006–2008, the second cycle covers performance years 2007–2009, and the third cycle covers performance years 2008–2010. Target awards are defined by position as a dollar amount with a potential payout of 0–200% based on attainment of the goals defined for each performance cycle. The 2006–2008 performance cycle award will be based on global EBITDA (88.9%) and global cash flow (11.1%) and the 2007–2009 and 2008–2010 cycle awards will be based 100% on global EBITDA. The following table provides the target award opportunities and range of potential payouts, under our cash long-term incentive plan for the 2007–2009 performance period:

LTI AWARD OPPORTUNITY

Name	Minimum	Target	Maximum
Ed Lonergan	$0	$2,700,000	$5,400,000
S. Curtis Johnson	0	1,863,000	3,726,000
Joseph Smorada[1]	350,000	780,000	1,560,000
Scott Russell	0	300,000	600,000
1. A special floor was established in December 2005 to support retention.

Consistent with our PBO Plan, our long-term incentive plan includes a financial performance hurdle to ensure that our obligations from outstanding debt covenants are satisfied and all other financial obligations are met before long-term incentives are paid. For example with respect to the 2007–2009 cycle, there is no payout on any component of the plan if the cumulative three-year global EBITDA is less than 85% of target or our debt covenants are not met.

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

Executive Severance

The Compensation Committee has approved an executive severance policy for certain key employees including our NEOs (excluding Mr. Johnson). Key provisions of the executive severance policy are identified below:

•	Cash severance (salary continuation) of two times base salary for a two-year period for the Chief Executive Officer (“CEO”), and one times base salary for a one-year period for other NEOs.

•	Pro rata performance bonus for fiscal year in which termination occurs.

•	Performance bonus at the target level for each year during the salary continuation period.

The following table quantifies severance benefits that our NEOs would have been entitled to receive assuming termination had occurred as of December 28, 2007:

Name	Severance Payment
Ed Lonergan	$3,080,000
S. Curtis Johnson	Not Eligible
Joseph Smorada	781,770
Scott Russell	450,000

Severance payments resulting from termination events, as defined in the applicable severance agreements, are paid only if executives comply with all the provisions of the agreements, including Confidentiality Agreement, Trade Secret, Invention, and Copyright Agreement, Non-Competition Agreement and general release. Please refer to “Termination Scenarios for Executive Benefits” for additional details relating to benefits received upon termination from our company.

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

For 2007, the maximum annual amount available to Mr. Lonergan under his flexible spending account is $17,500 and the maximum amount available to each of the other NEOs currently employed by us is $10,000 for Joseph Smorada and $7,500 for Scott Russell.

For 2008, the maximum annual amount available to Mr. Lonergan under his flexible spending account is $25,000 and the maximum amount available to each of the other NEOs currently employed by us is $15,000 for Joseph Smorada and $10,000 for Scott Russell.

Personal Use of Company Aircraft:

In 2007, JDI discontinued its joint operating agreement with S.C. Johnson (SCJ) for business and personal use of the SCJ-operated aircraft.

Use of Company Resorts:

Through a shared service agreement with SCJ (as defined in Item 13 of this Form 10-K) our executives, including our NEOs, are eligible to use certain SCJ-owned properties for personal use. Mr. Smorada was the only NEO who had personal use of a company resort during 2007, the value of which is reported in the Summary Compensation Table. Starting in 2008, the only resort which will be available for personal use will be the SCJ-owned property in Aspen, Colorado.

Retirement Plans:

Our NEOs participate in company-sponsored retirement plans available broadly to our employees. These plans are described below in the narrative disclosure following the Pension Benefits table.

Deferred Compensation Plan:

We sponsor a non-qualified deferred compensation plan that allows employees to defer a portion of their base salary and annual performance bonus every year. None of our NEOs have elected to participate in the plan through December 31, 2007.

Tax, Regulatory and Accounting Implications

We believe that we are operating our executive compensation programs in good faith compliance with respect to all tax, regulatory and accounting standards.

Executive Compensation Tables and Supplemental Narrative Disclosures

Overall, compensation levels for 2007 and actions taken in 2008 reflect continuing progress with our restructuring and strategic plans. Most notably, incentive levels reflect above-target awards due to the following:

•	Attainment of pre-established 2007 financial performance hurdles and incremental profit attainment above the hurdles.

•

Our executive leadership’s strong contribution to the performance of our company. In 2007, we exceeded the performance goals for EBITDA, net sales growth, SOX compliance, and the capital expenditure component of Working Capital, as established by the Board of Directors under our PBO Plan. Such goals were consistent with our internal operating budget, which was aligned with the performance metrics encapsulated in our restructuring plan.

•

The strong leadership and oversight of our executives in implementing our restructuring plan. In 2007, we continued to effectively execute this program, significantly exceeding the EBITDA improvement targets set for the program, while containing one-time cost and capital expenditures within budgeted levels.

The following tables and narrative disclosure provide additional information about the material components of our NEO compensation and the related actions taken by the Compensation Committee in 2007 and the first quarter of 2008.

Summary Compensation Table (SCT)

The following table sets forth information concerning the compensation of our NEOs including the CEO and President, the CFO and the other three most highly compensated executive officers, who served in such capacities during 2006 and 2007.

2007 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings [1]	All Other Compensation		Total
Edward Lonergan	2007	$752,500	$0				$1,716,115	[2]	$155,280	$20,358	[3]	$2,644,253
	2006	641,667	300,000	[4]			1,633,083	[5]	45,915	88,844	[6]	2,709,509
S. Curtis Johnson	2007	662,500	0				1,148,540	[7]	150,490	20,107	[8]	1,981,637
	2006	693,750	0				1,583,124	[9]	221,188	17,445	[10]	2,515,507
Joseph Smorada	2007	470,350	0				1,161,801	[11]	91,030	61,326	[12]	1,784,507
	2006	460,000	0				1,481,390	[13]	41,573	25,936	[14]	2,008,899
Scott Russell	2007	295,043	0				676,614	[15]	25,074	20,766	[16]	1,017,497

2007 Additional Individuals that Qualify:
JoAnne Brandes	2007	80,793	0				0		115,241	736,233	[17]	932,267
	2006	460,000	0				912,937	[18]	170,744	26,295	[19]	1,569,976

1.

Includes the annual change in pension value only. None of the NEOs participate in the Company’s Nonqualified Deferred Compensation Plan. Please refer to “Pension Benefits” for the specific assumptions used in estimating present value.

2.	Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $1,116,115, and restructuring incentive award of $600,000.
3.	Consists of $17,500 of flexible spending account, $1,250 of flexible credit for benefits, $1,608 of premiums for company provided life insurance
4.	Represents Signing Bonus.
5.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $1,033,083, and restructuring incentive award of $600,000.
6.

Consists of $17,500 of flexible spending account, $1,146 of flexible credit for benefits, $2,102 of premiums for company provided life insurance, and $68,096 for actual relocation expenses paid for by the company.

7.	Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $748,540 and restructuring incentive award of $400,000.
8.

Consists of $1,250 of flexible credit for benefits, $1,357 of premiums for company provided life insurance, $15,500 of 401(k) company match and, $2,000 of retiree medical savings account company match.

9.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $1,113,000, provisional transition performance award of $70,124, and restructuring incentive award of $400,000.
10.

Consists of $1,250 of flexible credit for benefits, $2,273 of premiums for company provided life insurance, $11,922 of 401(k) company match, and $2,000 of retiree medical savings account company match.

11.

Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $561,801, and restructuring incentive award of $600,000. The performance bonus includes a discretionary amount of $100,000 as approved by the Compensation Committee.

12.

Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $990 of premiums for company provided life insurance, $14,925 for 401(k) company match, and $34,161 for the use of Company resort.

13.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $481,390, and restructuring incentive award of $1,000,000.
14.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,507 of premiums for company provided life insurance, and $13,179 for 401(k) company match.

15.

Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $276,614 and restructuring incentive award of $400,000. The performance bonus includes a discretionary amount of $50,000 as approved by the Compensation Committee.

16.	Consists of $7,527 of flexible spending account, $1,250 of flexible credit for benefits, $585 of premiums for company provided life insurance, and $11,404 for 401(k) company match.
17.	Consists of $9,775 of flexible spending account, $208 of flexible credit for benefits, and $726,250 for severance.
18.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $466,440, provisional transition performance award of $46,497, and restructuring incentive award of $400,000.
19.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,507 of premiums for company provided life insurance, and $13,538 for 401(k) company match.

Additional Actions Taken in 2008 for our NEOs

On March 12, 2008 the Compensation Committee approved the following base salaries and long-term incentive award targets for our NEOs:

Name	Base Salary Rate		Long-Term Incentive Grant for 2008-2010 cycle (target value)
	2007	2008
Edward Lonergan	$770,000	$825,000	$2,700,000
S. Curtis Johnson	650,000	650,000	2,100,000
Joseph Smorada	473,800	500,000	1,000,000
Scott Russell	300,000	330,000	450,000

Grants of Plan-Based Awards Table

The following table sets forth information relating to plan-based awards granted in 2007, and outstanding awards granted in 2006 to our NEOs:

2007 GRANTS OF PLAN-BASED AWARDS

Name	Description of Plan	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)
			Threshold[1]		Target	Maximum	Threshold	Target	Maximum
Edward Lonergan	Long Term Incentive	5/10/2006	$0		$2,000,000	$4,000,000
	Long Term Incentive	3/7/2007	675,000		2,700,000	5,400,000
	Performance Bonus	1/1/2007	192,500		770,000	1,540,000
	Restructuring Incentive	1/1/2007	0		300,000	600,000
S. Curtis Johnson	Long Term Incentive	5/10/2006	0		2,000,000	4,000,000
	Long Term Incentive	3/7/2007	465,750		1,863,000	3,726,000
	Performance Bonus	1/1/2007	130,000		520,000	1,040,000
	Restructuring Incentive	1/1/2007	0		200,000	400,000
Joseph Smorada	Long Term Incentive	5/10/2006	350,000	[2]	780,000	1,560,000
	Long Term Incentive	3/7/2007	195,000		780,000	1,560,000
	Performance Bonus	1/1/2007	76,993		307,970	615,940
	Restructuring Incentive	1/1/2007	0		300,000	600,000
Scott Russell	Long Term Incentive	3/7/2007	75,000		300,000	600,000
	Performance Bonus	1/1/2007	36,563		146,250	292,500
	Restructuring Incentive	1/1/2007	0		200,000	400,000

1.

For attainment of threshold goals established under the plan there is a 25% payout (zero payout for May 10, 2006 LTI grant date and January 1, 2007 Restructuring Incentive grant date). For amounts above threshold, incentives are funded on a linear basis up to the target and maximum awards as defined in the table above.

2.	A special floor was established in December 2005 to support retention.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to exercisable and unexercisable stock options and unvested stock awards for our NEOs as of December 28, 2007:

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Edward Lonergan	—	—		—	—	—	—		—		—	—
S. Curtis Johnson	25,416	—		—	$82.63	11/1/2009	—		—		—	—
	27,000	—		—	114.16	11/1/2010	—		—		—	—
	9,300	—		—	136.05	11/1/2008	—		—		—	—
	11,000	—		—	106.93	3/28/2010	—		—		—	—
	12,000	—		—	115.07	9/26/2010	—		—		—	—
	—	15,000	[1]	—	136.79	4/1/2011	—		—		—	—
	—	17,100	[1]	—	143.06	4/1/2012	—		—		—	—
Joseph Smorada	—	—		—	—	—	4,834	[2]	$525,311	[3]	—	—
Scott Russell	—	—		—	—	—	—		—		—	—

1.	Options vest 36 months prior to option expiration date.
2.	Mr. Smorada’s stock awards are scheduled to vest in on October 31, 2008 (1,250) and October 31, 2009 (3,584).
3.	At December 28, 2007, an estimated market value of $108.67 per share of Class C common stock was used to determine their value.

Option Exercises & Stock Vested

2007 OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Edward Lonergan	—	—	—	—
S. Curtis Johnson	—	—	—	—
Joseph Smorada	—	—	—	—
Scott Russell	—	—	—	—

Pension Benefits

The following table sets forth the present value of the NEOs’ accumulated benefits under the specified retirement plans:

PENSION BENEFITS

Name	Plan	Number of Years Credited Service (#)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Ed Lonergan	Cash Balance Plan	1.8	$32,671	$0
	Supplemental Plan	1.8	168,524	0
S. Curtis Johnson	Cash Balance Plan	24.2	744,457	0
	Supplemental Plan	24.2	1,746,411	0
	Separation Pay Plan	24.2	162,500	0
Joseph Smorada	Cash Balance Plan	3.0	51,028	0
	Supplemental Plan	3.0	135,692	0
Scott Russell	Cash Balance Plan	1.5	24,380	0
	Supplemental Plan	1.5	7,143	0

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

The amounts shown are based on the plan provisions applicable in each plan in which any of the NEOs participate.

The change in pension values shown in the Summary Compensation Table includes the effect of:

•	An additional year of service from October 31, 2006 to October 31, 2007;

•	The actual preliminary 2007 investment credit in the Cash Balance Plan and Supplemental Plan;

•	Changes in eligible pension pay;

•	Changes in pay cap limits; and

•	Changes in assumptions.

Specific Assumptions used in Estimating Present Values

Assumed Retirement Age:

•	Cash Balance Plan – The earlier of age 62 with 10 years of service or age 65 with 5 years of service

•	Supplemental Plan – Age 65 with 5 years of service

•	Separation Pay Plan – Age 50 with 10 years of service

Discount Rate: The applicable discount rate is 6.15% as of October 31, 2007 and 5.75% as of October 31, 2006.

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

The service credit equals 5% of a participant’s compensation up to the Social Security Wage Base ($97,500 for 2007 and $94,200 for 2006) plus 10% of a participant’s compensation in excess of the Social Security Wage Base.

Pension eligible compensation in the Cash Balance Plan includes base salary, commissions, shift differential, overtime, and bonuses under the PBO Plan and excludes amounts deferred in our nonqualified deferred compensation plan. Eligible compensation is also limited by the compensation limit ($225,000 for 2007 and $220,000 for 2006) imposed by Section 401(a)(17) of the Internal Revenue Code (“IRC”).

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

The Cash Balance Plan also includes special benefits for employees who became participants in the Plan on or before June 1, 1998. At benefit commencement, these participants receive the greater of the benefit based on their Cash Balance Account or the benefit based on the Prior Plan Formula. The Prior Plan Formula is a monthly annuity benefit equal to:

•	1.75% times a five-year average of participant’s base pay times service, less

•	1.67% times the participant’s primary Social Security benefit times service (not to exceed 30 years)

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

Mr. Johnson is the only NEO eligible for the Prior Plan Formula.

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

Mr. Johnson is the only NEO eligible for the Separation Pay Plan.

The Separation Pay Plan was terminated as of December 31, 2007 and Mr. Johnson received his Separation Pay benefit of $162,500 on January 25, 2008.

Termination Scenarios for Executive Benefits

The following tables quantify the benefits that each NEO would have received upon the specified termination event, assuming a termination as of December 28, 2007.

TERMINATION SCENARIOS

Benefit	Ed Lonergan
	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits
Cash Balance Plan	$0	$0	$0	$0	$0	$0
Supplemental Plan	0	0	0	0	0	0
Separation Pay Plan	0	0	0	0	0	0
Retiree Welfare Plan	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0

Benefit	S. Curtis Johnson
	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits
Cash Balance Plan	$713,894	$713,894	$677,567	$713,894	$713,894	$713,894
Supplemental Plan	1,617,210	1,617,210	1,617,210	1,617,210	1,617,210	1,617,210
Separation Pay Plan	162,500	0	162,500	162,500	162,500	162,500
Retiree Welfare Plan	176,471	176,471	85,251	176,471	176,471	176,471

Total	$2,670,075	$2,507,575	$2,542,528	$2,670,075	$2,670,075	$2,670,075

Benefit	Joseph Smorada
	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits
Cash Balance Plan	$0	$0	$0	$0	$0	$0
Supplemental Plan	0	0	200,298	200,298	200,298	200,298
Separation Pay Plan	0	0	0	0	0	0
Retiree Welfare Plan	0	0	0	0	0	0

Total	$0	$0	$200,298	$200,298	$200,298	$200,298

Benefit	Scott Russell
	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits
Cash Balance Plan	$0	$0	$0	$0	$0	$0
Supplemental Plan	0	0	0	0	0	0
Separation Pay Plan	0	0	0	0	0	0
Retiree Welfare Plan	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0

Cash Balance Plan – The benefit payable under all scenarios except death is equal to the greater of the vested Cash Balance Account as of December 28, 2007 and the present value of the vested Prior Plan Formula annuity payable on December 28, 2007.

The benefit payable following death is equal to the greater of the vested Cash Balance account as of December 28, 2007 and the present value of the vested Prior Plan annuity payable to the surviving spouse on December 28, 2007.

The present value calculations for the Cash Balance termination scenarios are based on a 6.20% discount rate and RP-2000 mortality, projected to 2006 with no collar adjustment (male and female tables).

Supplemental Plan – The benefit payable under all scenarios is equal to the vested Supplemental Plan account balance as of December 28, 2007.

Separation Pay Plan – The benefit payable under all scenarios except termination for cause is equal to the vested accrued benefit as of December 28, 2007 payable as a lump sum. There is no benefit payable if the participant is terminated for cause.

Retiree Welfare – For employees who have a Retiree Medical Savings Account and are eligible to participate in our retiree healthcare plan with subsidized monthly premiums, the benefit payable under all scenarios except for death is equal to the present value of the employer provided subsidies assuming the participant retires as of December 28, 2007. The death benefit payable for these participants is equal to the present value of the employer provided surviving spouse payments assuming the participant dies on December 28, 2007.

For employees who have an enhanced Retiree Medical Savings Account and must pay for the full cost of retiree healthcare, the benefit payable under all scenarios except death is equal to the sum of the projected retiree and spouse Retiree Medical Savings Accounts as of December 28, 2007. For these participants, the benefit payable following death is equal to the projected spouse Retiree Medical Savings Account as of December 28, 2007.

The present value calculations for all retiree welfare benefits are based on a 6.20% discount rate and other assumptions used and disclosed in Note 20 to our consolidated financial statements within this Form 10-K.

Mr. Johnson is the only NEO eligible for the subsidized Retiree Welfare benefits.

Additional Notes Regarding the Termination Scenario Benefits:

Mr. Lonergan – Mr. Lonergan is not vested in his retirement benefits as of December 28, 2007 and therefore would have received no benefits under any of the termination scenarios.

Mr. Smorada – Mr. Smorada’s employment agreement with our company specifies that he will be vested in his Cash Balance and Supplemental Plan benefits in the event he is terminated without cause, becomes disabled or dies prior to becoming vested under the plans. The value of these benefits is reflected in this Supplemental Plan benefits under the various termination scenarios.

Mr. Russell – Mr. Russell is not vested in his retirement benefits as of December 28, 2007 and therefore would have received no benefits under any of the termination scenarios.

Nonqualified Deferred Compensation

2007 NONQUALIFIED DEFERRED COMPENSATION PLANS

Name	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Edward Lonergan	—	—	—	—	—
S. Curtis Johnson	—	—	—	—	—
Joseph Smorada	—	—	—	—	—
Scott Russell	—	—	—	—	—

Compensation Committee Report

We have reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with management and, based on this review and discussions, we recommended to the Board of Directors that the CD&A be included in our Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board:

Neal R. Nottleson, Chair	John Rice
Todd C. Brown	Reto Wittwer
Irene M. Esteves
Robert M. Howe

Compensation Committee Interlocks and Insider Participation

Subject to the terms of the amended and restated stockholders’ agreement among Unilever, Holdco and us, the Compensation Committee of our Board establishes our compensation policies and the compensation of our officers and establishes and administers our compensation programs. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” The members of our Compensation Committee are Neal Nottleson, chairman, Irene Esteves, Todd Brown, Robert Howe, Reto Wittwer and John Rice. None of these directors is, or has been, an officer or employee of JDI, Holdings or Holdco.

Director Compensation

The table below provides a summary of the Outside Director compensation arrangements for 2007. All Directors receive an annual cash retainer for their services and no meeting fees ($125,000 for 2007 with the exception of the Vice Chairman’s annual retainer which will continue at $200,000).

2007 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards[1]	Option Awards[2]	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Todd C. Brown	$125,000	—	—	—	—	—	$125,000
Irene M. Esteves[3]	135,000	—	—	—	—	—	135,000
Robert M. Howe[4]	135,000	—	—	—	—	—	135,000
Neal R. Nottleson[5]	200,000	—	—	—	—	—	200,000
Clifton D. Louis	125,000	—	—	—	—	—	125,000
Helen P. Johnson-Leipold	125,000	—	—	—	—	—	125,000
Reto Wittwer	125,000	—	—	—	—	—	125,000

1.	As of December 28, 2007, none of our Directors had any outstanding stock awards.
2.

As of December 28, 2007, Directors had the following aggregate number of stock options outstanding: Mr. Brown: 0, Ms. Esteves: 0, Mr. Howe: 2,385, Ms. Johnson-Leipold: 810, Mr. Louis: 810, Mr. Nottleson: 0, Mr. Wittwer: 560.

3.	Chair of Audit Committee (includes $10,000 Chair retainer).
4.	Chair of Planning Committee (includes $10,000 Chair retainer).
5.	Vice Chairman, Lead Director and Chair of Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 28, 2007, with respect to compensation plans under which shares of class C common stock of Holdco are authorized for issuance under compensation plans previously approved and not previously approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	123,251	$116.07	863,056	(1)
Equity compensation plans not approved by security holders	—	N/A	—
Total	123,251	$116.07	863,056

(1)	Excludes 4,895 shares of unvested restricted stock awards; any of such awards that do not vest will increase the number of shares available for issuance pursuant to future long-term equity incentive plan awards.

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
Weena 455
3013 AL Rotterdam
The Netherlands

The following table sets forth information regarding beneficial ownership of the common and preferred stock of Holdco as of February 29, 2008, held by;

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

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership (3)		Percent of Class Outstanding
Five Percent Owners:
Imogene P. Johnson	Class B Common	800,000	(4)	28.9%
555 North Main Street	Series A Preferred	67,766	(5)	28.8%
Racine, Wisconsin 53402
Directors:
Todd C. Brown	Class C Common	—		*
Irene M. Esteves	Class C Common	—		*
Robert M. Howe	Class C Common	3,611	(6)	3.7%
Helen P. Johnson-Leipold	Class B Common	525,271	(7)	18.9%
	Class C Common	1,715	(8)	1.8%
	Series A Preferred	28,499	(9)	12.1%
Clifton D. Louis	Class B Common	40,523	(10)	1.5%
	Class C Common	2,168	(11)	2.2%
Neal R. Nottleson	Class A Common	—		*
	Class B Common	—		*
	Class C Common	—		*
Reto Wittwer	Class C Common	125	(12)	*
Named Executive Officers:
S. Curtis Johnson III	Class A Common	252,467	(13)	56.8%
	Class B Common	547,378	(14)	19.7%
	Class C Common	86,124	(15)	89.1%
	Series A Preferred	68,977	(16)	29.4%
Edward F. Lonergan	Class C Common	—		*
Joseph F. Smorada	Class C Common	—		*
Scott D. Russell	Class C Common	—		*
JoAnne Brandes	Class B Common	—		*
	Class C Common	—		*
	Series A Preferred	200		*
All Directors and Executive Officers as a Group (12 persons)	Class A Common	252,467		56.8%
	Class B Common	655,754		23.7%
	Class C Common	96,277	(17)	99.6%
	Series A Preferred	71,067		30.2%

*	Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.
(1)	Except as otherwise indicated, the mailing address of each person shown is c/o JohnsonDiversey, Inc., 8310 16th Street, P.O. Box 902, Sturtevant, Wisconsin 53177-0902.

(2)	The equity securities of Holdco consist of class A common stock, par value $1.00 per share, class B common stock, par value $1.00 per share, class C common stock, par value $1.00 per share and series A convertible preferred stock, par value $100.00 per share. The holders of class A common stock of Holdco are entitled to one vote on all matters submitted for a vote of the security holders of the company. The class B common stock are non-voting securities. The holders of class C common stock have no voting rights other than the right to elect one director who must be an officer of Holdco. The series A convertible preferred stock has no voting rights other than the right to vote on the creation or issuance of any equity securities that would rank senior to the series A convertible preferred stock and the right to elect one director if the company fails to pay cash dividends in specified circumstances.
(3)	For purposes of this table, shares are considered to be “beneficially” owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities, and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 days of March 6, 2005. Unless otherwise noted, the beneficial owners have sole voting and dispositive power over their shares listed in this column.
(4)	Consists of 500,000 shares of class B common stock owned by H.F.J. Holding Co., Inc., 200,000 shares of class B common stock owned by Windpoint 1970 Holding Company and 100,000 shares owned by Nomad Investment Co. Inc. The H.F. Johnson Family Trust is the sole shareholder of each of these companies. Imogene P. Johnson is the trustee of the H.F. Johnson Family Trust.
(5)	Includes 36,254 shares of series A convertible preferred stock owned by H.F.J. Holding Co., Inc., 21,751 shares of series A convertible preferred stock owned by Windpoint 1970 Holding Company and 9,761 shares of series A convertible preferred stock owned by Samuel C. Johnson 1988 Trust No. 1. The H.F. Johnson Family Trust is the sole shareholder of H.F.J. Holding Co., Inc. and of Windpoint 1970 Holding Company. Imogene P. Johnson is the trustee of the H.F. Johnson Family Trust and, along with Johnson Bank, is co-trustee of the Samuel C. Johnson 1988 Trust No. 1.
(6)	Includes 1,950 shares of class C common stock subject to outstanding options.
(7)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust, over which Ms. Johnson-Leipold has voting and investment power, is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 26,000 shares of class B common stock owned by S, F & H Partners, L.P., 41,775 shares of class B common stock owned by HELSA Associates II, L.P., 21,306 shares of class B common stock owned by Combined Partners L.P. and 78 shares of class B common stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners, L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation. Finally, this number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of Curelle II L.P., which is a general partner of Curelle Associates L.P. Curelle Associates, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc.
(8)	Includes 375 shares of class C common stock subject to outstanding options.
(9)	Includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 1,885 shares of series A convertible preferred stock owned by S, F & H Partners, L.P., 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 5 shares of series A convertible preferred stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation.

(10)	Includes 40,253 shares of class B common stock owned by All Blue But One, L.P.
(11)	Includes 375 shares of class C common stock subject to outstanding options.
(12)	Represents 125 shares of class C common stock subject to outstanding options.
(13)	Consists of 242,136 shares of class A common stock owned by the Appointive Distributing Trust B, u/a Samuel C. Johnson 1988 Trust Number One, 10,254 shares of class A common stock owned by the Herbert F. Johnson Foundation Trust #1 and 77 shares of class A common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of the H.F. Johnson Distributing Trust B and the Herbert F. Johnson Foundation Trust #1, and the grantor of the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III has voting and investment power with respect to these shares.
(14)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, 21,306 shares of class B common stock owned by Combined Partners L.P. and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. and includes 47,651 shares of class B common stock owned by C&S Partners II L.P., of which S. Curtis Johnson III is a general partner and shares voting and investment power. S. Curtis Johnson III is a general partner of Curelle SCJ III, L.P., which is a general partner of Curelle Associate, L.P. Curelle Associate, L.P., owns all of the outstanding common stock of C and H Investment Co., Inc. Finally, this number also includes 30,000 shares of class B common stock owned by the Herbert F. Johnson Foundation Trust #1, 2,014 shares of class B common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust and 10,295 shares of class B common stock owned by the S. Curtis Johnson III Family Trust. S. Curtis Johnson III is the trustee of the S. Curtis Johnson III Family Trust.
(15)	These shares are owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. Includes 84,716 shares of class C common stock subject to outstanding options. Includes 1,408 shares of class C common stock in the name of S. Curtis Johnson.
(16)	Includes 17,557 shares of series A convertible preferred stock owned by Appointive Distributing Trust B. S. Curtis Johnson III is the trustee of the Appointive Distributing Trust B, u/a Samuel C. Johnson 1988 Trust Number One. Also includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 7,250 shares of series A convertible preferred stock owned by Herbert F. Johnson Foundation Trust #1, 746 shares of series A convertible preferred stock owned by S. Curtis Johnson III Family Trust, 363 shares of series A convertible preferred stock owned by SCJ III Family Line Investments, Inc., 8,334 shares of series A convertible preferred stock owned by S. Curtis Johnson Third Party Gift and Inheritance Trust and 8,118 shares of series A convertible preferred stock owned by Helen J. Leipold Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of each of S. Curtis Johnson III Family Trust and SCJ III Family Line Investments, Inc. The trustee of the S, Curtis Johnson Third Party Gift and Inheritance Trust is the Johnson Trust Company, over which S. Curtis Johnson III has voting and investment power.
(17)	Includes 87,541 shares of class C common stock subject to outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Leases. Prior to June 2006, JDI had four operating leases with SCJ for space in SCJ’s Waxdale manufacturing facility; a short-term lease used in connection with JDI’s North American operating segment (“Short- Term North American Lease”), a short-term lease used in connection with the former polymer operation (“Short- Term Polymer Lease”), a long-term lease used in connection with JDI’s North American operating segment (“Long- Term North American Lease”) and, a long-term lease used in connection with the former polymer operation (“Long- Term Polymer Lease”). Under the two short-term leases, JDI leased about 45,600 square feet of manufacturing space for JDI’s North American operating segment and about 17,000 square feet of manufacturing space for JDI’s former polymer operation. Under the two long-term leases, JDI leased about 180,000 square feet of manufacturing space for JDI’s North American operating segment and about 144,000 square feet of manufacturing space for JDI’s former polymer operating segment. In connection with the sale of the Polymer Business and the reorganization of certain production functions at Waxdale, (i) the Short-Term Polymer Lease was terminated, (ii) the amount of space under the Short-Term North American Lease was reduced to 4,822 square feet; and (iii) the Long-Term Polymer Lease was assigned to JDI. The term of the Long-Term Polymer Lease was fixed to expire on July 2, 2009 with an option to extend the term for an additional six months and JDI accelerated the payment date for the then-current net book value of the rented space with a corresponding reduction in the monthly lease payments. The Long-Term Polymer lease term now coincides with the term of the toll manufacturing agreement JDI has with BASF as a result of the sale of the Polymer Business. At the time of the closing of the sale of the Polymer Business JDI paid a net book value fee, a lease extension fee, and a toll manufacturing consideration, resulting in an aggregate payment to SCJ of $9.2 million. In addition, a $2.2 million repair and maintenance payment was made to SCJ. The Short-Term North American Lease had an expiration date of July 2, 2006, with provisions for automatic renewal in additional one-year terms, unless terminated earlier. This lease has been automatically renewed for additional one-year terms through July 2, 2008. The Long-Term North American Lease expires on July 2, 2009, and automatically renew for additional five-year terms, unless terminated under certain circumstances. Each lease may be terminated by SCJ as a result of an event of default under the lease, if the license agreements or technology disclosure and license agreement referred to below terminates, or upon prior notice by SCJ of 18 months in the case of the Long -Term North American Lease, 30 months in the case of the Long-Term Polymer Lease and six months in the case of the Short-Term North American Lease. For the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, JDI paid SCJ an aggregate of $2.2 million (of which $1.0 million was related to the tolling agreement), $2.5 million (of which $1.4 million was related to the former polymer operation and the tolling agreement) and $3.1 million (of which $1.8 million was related to the former polymer operation), respectively, under the Waxdale leases. In addition to the Waxdale leases, JDI leases facilities in Japan from SCJ under a local sublease agreement.

License Agreements. Under a license agreement, SCJ has granted JDI an exclusive license to sell certain SCJ products and to use specified trade names, housemarks and brand names incorporating “Johnson” (including “Johnson Wax Professional”) , including the right to use “Johnson” in combination with JDI’s owned trade name “Diversey,” in the institutional and industrial channels of trade and in specified channels of trade approved by SCJ in which both JDI’s business and SCJ’s consumer business operate, which JDI refers to as “cross-over” channels of trade. SCJ has the unilateral right to eliminate any existing, or to withhold approval of any proposed future, cross-over channels of trade (including cross-over channels of trade in which DiverseyLever products are sold by JDI). SCJ has also granted JDI a license to use specified SCJ brand names in connection with various products sold in institutional and industrial channels of trade and the cross-over channels of trade. JDI has the right to grant sublicenses under the license agreement to JDI’s subsidiaries.

Under this license agreement, JDI is required to pay SCJ a royalty fee equal to 4% of it and its sub licensees’ net sales of most of the products bearing the SCJ brand names and 6% on other products bearing the SCJ brand names. Pursuant to an adjustment clause in the license agreement, as of May 1, 2007, the royalty rate on products at the 4% rate increased to 6%. For the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, JDI paid SCJ total royalty fees of $6.1 million, $4.7 million and $4.5 million, respectively.

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

•

if any of the following has occurred or is continuing with respect to indebtedness under any agreement or arrangement under which indebtedness of at least $25 million is outstanding: (1) Holdings, JDI or any subsidiary fail to make any payment in respect of indebtedness when due, (2) any event occurs that results in acceleration of indebtedness, or (3) any event or condition occurs that permits the lenders under the senior secured credit agreement for JDI’s senior secured credit facilities or that permits a holder of the JDI senior subordinated notes or of the senior discount notes of Holdings to accelerate the indebtedness thereunder; or

•

if JDI or any of its affiliates promote, market, sell or distribute, directly or indirectly, including through a joint venture, co-marketing arrangement or other strategic alliance, outside of the industrial channels of trade and the cross-over channels of trade, any product that competes with SCJ’s consumer branded products (unless permitted by SCJ).

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

Under a technology disclosure and license agreement with SCJ, each party has granted to the other party a license, with the right to grant sublicenses to their subsidiaries, to use the technology being used by that party in connection with products sold by that party under its own brand names and in its own channels of trade. The technology disclosure and license agreement also provides guidelines pursuant to which the parties may voluntarily disclose and sublicense to each other new technologies that they develop internally, acquire or license from third parties. The technology disclosure and license agreement terminates on May 2, 2012. Thereafter, the license agreement can be renewed, with SCJ’s consent, for successive two-year terms. The licenses granted to JDI terminate upon the occurrence of specified bankruptcy or insolvency-related events involving JDI or upon thirty days’ notice of an uncured material breach by JDI. No fees are paid under the technology disclosure and license agreement.

After JDI’s 1999 separation from SCJ, SCJ continued to operate institutional and industrial businesses in various countries in which JDI did not have operations. Under a territorial license agreement, JDI licenses the intellectual property rights to SCJ to allow it to manufacture and sell JDI’s products in those countries. Under this agreement, SCJ pays a royalty fee based on its and its sub licensees’ net sales of products bearing JDI’s brand names. This agreement expires on July 2, 2008, but will automatically renew for additional two-year terms. Since the separation, JDI has established operations in several countries and have purchased the inventory and other assets relating to the institutional and industrial businesses in those countries from SCJ. Amounts paid by SCJ to JDI under the territorial license agreement during the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 were not material.

Administrative Services and Shared Services Agreements. JDI has entered into several administrative services agreements with SCJ. Under these agreements, SCJ provides JDI with a range of central support services. These services include various property administration, medical center nursing, facilities maintenance and other services. In addition, the agreements provide for the use by JDI of several administrative and other properties owned by SCJ. Generally, these agreements are for a one-year term but automatically renew for additional one-year terms, unless terminated earlier. SCJ may terminate each agreement under specified circumstances or for any reason by providing prior written notice to JDI. In addition, SCJ provides JDI with various business support services pursuant to shared services agreements. For the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, JDI paid to SCJ an aggregate of $12.1 million, $10.3 million and $7.4 million, respectively, under all of the administrative services and shared services agreements.

Joint Operating Agreement. Holdco was party to a joint operating agreement with SCJ, dated June 17, 1999, governing the use of several airplanes. This agreement terminated as of December 28, 2007 and Holdco sold its 15.3% ownership interest in those airplanes to SCJ for $4.9 million. For the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, JDI paid an aggregate of $1.1 million, $1.3 million and $1.4 million, respectively, for operating costs and $0.1 million, $0.8 million and $0.2 million, respectively, for capital charges, in connection with the joint operating agreement.

Environmental Agreement. Under an environmental agreement with SCJ, SCJ has agreed to bear financial responsibility for, and indemnify JDI against, specified environmental liabilities existing on June 28, 1997, for sites used in JDI’s institutional and industrial businesses and for which liability may have been incurred prior to JDI’s separation from SCJ. Under the agreement, JDI is financially responsible for all other environmental liabilities that arise from or are related to the historic, current and future operation of its business and must indemnify SCJ for any losses associated with these liabilities. In connection with the sale of the Polymer Business, JDI assumed all environmental liabilities of Johnson Polymer, LLC under this agreement. Under the agreement, SCJ has the authority to manage any environmental projects as to which circumstances make it appropriate for SCJ to manage the project. Amounts paid by JDI to SCJ under the environmental agreement during the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 were not material.

Tax Sharing Agreement. The 1999 separation from SCJ caused JDI, its subsidiaries and Holdco to cease to be members of the SCJ affiliated tax group and to become a new affiliated tax group headed by Holdco. To allocate responsibility for taxes following the separation, JDI, Holdco and SCJ entered into a tax sharing agreement. The tax sharing agreement provides generally that the SCJ group is liable for, and will indemnify the Holdco group against, all U.S. federal, state, and non-U.S. taxes for all periods before the separation; however, JDI is responsible for the payment to the SCJ group of its own share of taxes before the separation. For periods after the separation, the SCJ group is responsible for its own taxes, but not the taxes of the Holdco group. The tax sharing agreement also requires the parties to make adjustments for differences between the SCJ group’s tax liability under the consolidated tax returns filed for periods before the separation and what the parties’ respective liabilities would have been for the same periods had they filed separate returns. In 2005, the Company received $3.8 million from SCJ representing adjustments resulting from the closure of the U.S. income tax audit for the fiscal years ended June 30, 2000 and June 29, 2001. The $3.8 million, however, is subject to further adjustment as a result of current and potential future tax audits as well as tax carry forward and carryback provisions. Under the tax sharing agreement, SCJ is responsible for any taxes imposed as a result of the separation itself. However, if JDI or Holdco take any action that is inconsistent with, or fail to take any action required by, the agreement pursuant to which the separation was effected, the parties’ application to the Internal Revenue Service for a determination that the separation would qualify for favorable U.S. federal income tax treatment, or the Internal Revenue Service’s determination, JDI and Holdco would be responsible for any taxes that result from our action or failure to act. The tax sharing agreement also provides for the conduct of tax audits and contests, and for the retention of records.

Supply Agreements. JDI has entered into numerous supply and manufacturing agreements with SCJ. Under some of these agreements, JDI manufactures and supplies raw materials and products to SCJ in several countries, including Japan, the Netherlands and the United States. Under other supply and manufacturing agreements, SCJ manufactures and supplies raw materials and products to JDI in several countries, including Argentina, Australia, Brazil, Chile, Columbia, Costa Rica, Germany, Greece, Italy, Mexico, Morocco, the Netherlands, New Zealand, Philippines, South Africa, Spain, U.K. and the United States. The terms of the agreements ranged between two to five years, with rights to renew the agreements for additional one-year terms. Each of the agreements is currently subject to a one-year term. In general, the agreements terminate for breach or default under the agreements, if a specified insolvency-related event involving either party is commenced or occurs or by mutual agreement. For the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, JDI paid to SCJ an aggregate of $25.3 million, $29.0 million and $31.0 million, respectively, under these supply and manufacturing agreements for inventory purchases, and SCJ paid JDI an aggregate of $2.2 million, $14.8 million and $21.6 million, respectively, under the agreements for inventory purchases.

In June 2006, in connection with the divestiture of the Polymer Business, JDI entered a new toll manufacturing agreement with SCJ, which will expire on July 1, 2009, which JDI can extend at its option for an additional six months. In addition, JDI entered a toll manufacturing agreement with SCJ covering JDI’s business, which will expire on June 30, 2011. Under both agreements, SCJ will support and perform certain manufacturing functions at its Waxdale operation in the United States. For the fiscal years ended December 28, 2007 and December 29, 2006, JDI paid SCJ $5.9 million and $2.4 million, respectively, in association with these tolling agreements.

Relationships with Other Johnson Family Businesses

JDI leases office space in Mt. Pleasant, Wisconsin from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. JDI entered into this lease on July 1, 2002, with the original term expiring on June 30, 2007, and continuing thereafter on a month to month basis. For the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, JDI paid $0.7 million, $0.8 million, and $0.8 million, respectively, under this lease. In addition, the lease provides for a line of credit not exceeding $1.2 million at an interest rate of 8% per annum from Willow Holdings, LLC to JDI for the purpose of certain leasehold improvements. At December 28, 2007 there were no amounts outstanding and at December 29, 2006, the amount outstanding under this line of credit was $0.1 million.

On December 20, 2007, JDI purchased the land and building from Willow Holdings, LLC for a purchase price of $5.8 million. As part of the purchase, the parties terminated the lease arrangements. JDI and Willow Holdings, LLC also entered into a Right of First Offer Purchase Agreement which provides Willow Holdings, LLC the opportunity to purchase the property in the event JDI desires to sell the property.

JDI has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. JDI paid service fees to the Johnson Financial Group totaling $0.1 million in each of the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005. JDI had no loans outstanding with Johnson Financial Group for the fiscal years ended December 28, 2007 or December 29, 2006.

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

JDI recognized interest income of $2.6 million, $2.5 million and $3.3 million for the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively, related to certain long-term acquisition related receivables from Unilever. JDI received $4.8 million during the fiscal year ended December 30, 2005 in partial settlement of the interest due.

Warranty Indemnity. In connection with the acquisition, Unilever made representations and warranties to JDI in respect of the DiverseyLever business. In addition, in connection with the issuance to Unilever of the one-third equity interest in Holdings and the senior discount notes of Holdings, JDI made representations and warranties to Unilever, which are customary in this kind of transaction.

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

JDI generally will not be liable for any damages in respect of JDI’s breaches of warranty, excluding environmental warranties, unless (1) the amount of damages in respect of any individual breach of JDI’s warranties exceeds $250,000 per occurrence and (2) the aggregate amount of damages in respect of breaches of JDI’s warranties exceeds $7 million. Once the $7 million threshold is reached, JDI will not be liable for any occurrence where the damages are less than $250,000 or for the first $3.5 million of damages that exceed the $250,000 per occurrence threshold. In any event, JDI will not be liable for any damages, excluding environmental claims, which exceed $120 million in the aggregate.

Other Indemnities. Unilever will also indemnify JDI for, among other things, damages arising out of or resulting from:

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

With respect to environmental matters, including environmental warranties, Unilever will not be liable for any damages (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, JDI will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. JDI has submitted indemnification notices to Unilever regarding a number of DiverseyLever locations and expect to provide additional notification in the future. Although Unilever has acknowledged receipt of the indemnification notice, it has not yet completed its assessment and has not yet indicated its agreement with JDI’s request for indemnification.

JDI will also indemnify Unilever for, among other things, damages arising out of or resulting from:

•	liabilities JDI assumes in connection with the acquisition;

•	liabilities relating to some of JDI’s discontinued businesses;

•

specified liabilities with respect to JDI’s operation prior to the closing of the acquisition relating to JDI’s failure to comply with environmental laws and pre-closing discharges or contaminations at, of or relating to JDI’s facilities or waste disposal sites;

•	specified liabilities relating to post-closing taxes; and

•	specified liabilities relating to employee benefits, including JDI’s failure to comply with certain legal and regulatory requirements with respect to these employee benefits.

With respect to environmental matters, including environmental warranties, JDI will not be liable for any damages (1) in the case of known matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, Unilever will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, JDI will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will JDI be liable for any damages arising out of or resulting from environmental claims that exceed $60 million in the aggregate.

Indemnification Payments. Any damages for which JDI indemnifies Unilever will be paid in cash at the time the damages are finally determined until the aggregate of the damages equals $17 million. Thereafter, any damages for which JDI indemnifies Unilever will, with limited exceptions, be deferred and paid in cash on the date Unilever and its affiliates cease to own any equity interest in Holdings.

Prior to the date on which Unilever ceases to own any equity interest in Holdings, any damages for which Unilever indemnifies JDI will be paid two-thirds in cash at the time the damages are finally determined and one-third in cash on the date on which Unilever ceases to own any equity interest in Holdings.

In calculating the amount of damages for which JDI will indemnify Unilever, the provisions of the acquisition agreement operate to make Unilever whole, but not more than whole, taking into account Unilever’s equity interest in Holdings, as it may decrease or cease to exist over time, and whether the price paid by Holdings to Unilever for any of its equity has been reduced to reflect any damages for which JDI is liable. This is accomplished by means of a gross-up to the amount of damages suffered and, in the case of damages suffered directly by JDI, by allocating one-third, or such lower number as represents Unilever’s equity interest in Holdings from time to time, of damages to Unilever. Accordingly, the following rules apply in calculating the amount of damages:

•	if Unilever or another indemnified party actually pays, suffers or incurs damages, the damages will be paid dollar-for-dollar by JDI and Holdings on a grossed-up basis; and

•

if JDI or Holdings pay, suffer or incur damages, one-third, or such lower number as represents Unilever’s equity interest in Holdings from time to time, of the damages will be paid by JDI and Holdings on a grossed-up basis.

After the date on which Unilever and its affiliates cease to own any equity interest in Holdings, any damages for which JDI indemnifies Unilever will be paid 100% in cash at the time those damages are finally determined.

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

Holdings did not meet the cumulative cash flow requirement for the measurement periods ended December 28, 2007 and December 29, 2006 and will not be required to make a contingent payment.

Transfer of Shares. Under the Stockholders’ Agreement, a stockholder controlled by Unilever may transfer its shares of Holdings to another entity of which Unilever owns at least an 80% interest, and a stockholder controlled by Holdco may transfer its shares of Holdings to another entity of which Holdco owns at least an 80% interest.

In addition, at any time after May 3, 2007, Unilever may sell all, but not less than all, of its shares of Holdings to no more than one person (an “Early Sale”), subject to certain restrictions, including, but not limited to, the requirement that all consents and approvals are obtained, the sale not violating or resulting in the termination of JDI’s license agreement with SCJ and the sale not constituting a change of control under JDI’s senior secured credit facilities. Further, the purchaser of Holdings’ shares from Unilever cannot be a competitor of SCJ and must be approved by Holdco, which approval cannot be unreasonably withheld or delayed. If Unilever sells its shares of Holdings to a third party, that third party would be entitled to the same rights and be subject to the same obligations applicable to Unilever under the Stockholders’ Agreement.

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

The Stockholders’ Agreement also requires that agreements, contracts, arrangements or transactions relating to the compensation of Holdings’ officers and directors be approved by the Compensation Committee of Holdings’ board of directors. The Stockholders’ Agreement requires that Holdings’ board of directors’ review, consider and approve annual capital and operating budgets, and strategic plans prepared from time to time. The Stockholders’ Agreement also requires that Holdings’ board of directors approve the initiation of various material legal proceedings by or on behalf of JDI or Holdings and any subsidiary.

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

Sales Agency Agreement

In connection with the acquisition of the DiverseyLever business, JDI and various of its subsidiaries entered into a sales agency agreement with Unilever whereby, subject to limited exceptions, JDI and various of its subsidiaries act as Unilever’s sales agents in the sale of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the closing of the acquisition. The original term of the sales agency agreement was extended until December 31, 2007. On October 11, 2007 JDI and Unilever executed the Umbrella Agreement pursuant to which the parties agreed to the terms of (i) a new agency agreement (the “New Agency Agreement”) that is substantially similar to the prior agency agreement (the “Prior Agency Agreement”) and that applies to Ireland, the United Kingdom, Portugal and Brazil and (ii) a master sub-license agreement (the “License Agreement” and collectively with the Umbrella Agreement and the New Agency Agreement, the “Replacement Agreements”) under which Unilever agreed to grant JDI and its affiliates a license to produce and sell professional packs of Unilever’s consumer brand cleaning products in 31 other countries that were subject to the Prior Agency Agreement. Under the Umbrella Agreement, JDI and its affiliates also entered into agreements with Unilever to distribute consumer packs of Unilever’s consumer brand cleaning products in the same 31 countries as the License Agreement. The New Agency Agreement, the License Agreement and the consumer pack distribution arrangements took effect on January 1, 2008.

For the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, JDI received an aggregate of $91.9 million, $85.5 million and $94.1 million, respectively, in agency fees from Unilever under the Prior Agency Agreement.

Due to pre-existing contractual obligations with SCJ, JDI and its subsidiaries may not sell any Unilever products, whether directly or as an agent for Unilever, in some channels of trade that are not exclusively institutional and industrial, and JDI and its subsidiaries may not sell some Unilever products, such as general cleaning products, whether directly or as an agent for Unilever, in any channels of trade that are not exclusively institutional and industrial. The Replacement Agreements carve out these restricted channels of trade and products and allow Unilever to make sales associated with these channels of trade and products directly or indirectly. JDI’s agreements with SCJ do not affect its ability to sell products on behalf of Unilever in exclusively institutional and industrial channels of trade.

Unless extended, each of the Replacement Agreements will expire on December 31, 2017. A termination of any Replacement Agreement will result in the termination of each of the other Replacement Agreements. With one year notice, Unilever can terminate the Replacement Agreements without cause, effective December 31, 2013. In addition, Unilever can terminate the Replacement Agreements by region if sales drop below 75% of targeted sales for such region for a given year. Unilever may also terminate the Replacement Agreements for specified other reasons, including breach, insolvency and change of control.

Upon the expiration of the Prior Agency Agreement, JDI and its affiliates would have been entitled to receive an additional fee of approximately $117 million (the “Termination Fee”). After approximately $11 million in adjustments for various items in accordance with the Umbrella Agreement, the Termination Fee will be carried forward under the Replacement Agreements and will be amortized over a ten-year period. The amortized Termination Fee will be available to JDI in the event of a sale or discontinuation of brands subject to the Replacement Agreements or in the event of a “no cause” termination of the Replacement Agreements.

The individual Replacement Agreements are described in further detail below.

New Agency Agreement

Under the New Agency Agreement, subject to limited exceptions, various of JDI’s subsidiaries are continuing to act as Unilever’s exclusive sales agents in the sale of professional packs of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in Ireland, the United Kingdom, Portugal and Brazil. JDI and its subsidiaries have agreed not to act on behalf of any other third parties in the sale or promotion of those parties’ products if the products are similar to products JDI sells on behalf of Unilever as its agent, except with respect to sales of products for SCJ and its affiliates or under other arrangements with third parties existing on January 1, 2008.

In exchange for the sales agency services of JDI’s subsidiaries in those countries, which include sales, order processing and delivery, collection and after-sales technical support and customer care, Unilever will pay an agency fee to those subsidiaries. The agency fee will be determined separately for each territory. The agency fee, expressed as a percentage of the net proceeds of sales, covers specified pre-determined costs for that territory (based on historical data), plus a nominal markup. Pursuant to the Umbrella Agreement, if, in any given year, the markup for a territory is less than a specified percentage of EBITDA for such territory, then Unilever will pay JohnsonDiversey an additional bonus payment in an amount necessary to increase the markup to such percentage.

While the agency fee contemplates historical levels and rates of enforcement and collection of bad debts, JDI will be responsible for 100% of all bad debts, if any, in excess of these historical levels until the bad debt rate rises to twice as high as those historical levels, at which time the parties will begin to share equally the costs of those bad debts.

License Agreement

Under the License Agreement, subject to limited exceptions, JDI and various of its subsidiaries will act as Unilever’s exclusive licensee in the manufacture and sale of professional packs of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in 31 countries. The size of the products that JDI and its subsidiaries may manufacture and sell is limited to certain pack sizes that are targeted to professional end-users. Unilever may modify the pack sizes to reflect changing market conditions. In exchange for the license, JDI and its subsidiaries will pay Unilever an initial royalty of 4% of the net proceeds of sales of the distributed products. Pursuant to the Umbrella Agreement, if, after the royalty payment, EBITDA for any territory in a given year is not allocated between JohnsonDiversey and Unilever in specified percentages, JohnsonDiversey or Unilever will make a profit sharing payment in the amount necessary to achieve such allocation. If the profit sharing payment exceeds a specified amount, the royalty rate will be adjusted prospectively to achieve the specified allocation of EBITDA in future years. The Umbrella Agreement also establishes caps and floors for the royalty rate and the profit sharing payments.

Umbrella Agreement

Under the Umbrella Agreement, JDI and various of its subsidiaries have entered into distribution agreements with Unilever under which JDI and various of its subsidiaries will act as distributors of consumer packs of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in 31 countries. The terms of such distribution agreements are set forth in the Umbrella Agreement and are based, in part, on Unilever’s distribution arrangements outside of institutional and industrial channels of trade.

In addition, the Umbrella Agreement provides a framework, including compensation levels, for the New Agency Agreement and the License Agreement, and governs the transition between the Prior Agency Agreement and the Replacement Agreements, including the repayment of funds advanced by Unilever under the Prior Agency Agreement.

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

Transferred Technology License Agreement. On May 3, 2002, JDI entered into a transferred technology license agreement with Unilever under which JDI granted a license to Unilever to use specified intellectual property rights (other than patents and registered designs) and specified patents and registered designs that were transferred to JDI as part of the acquisition. Under the transferred technology license agreement, JDI granted to Unilever:

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

Under the dispensed products license agreement, JDI pays to Unilever a royalty of 4% of the net sales of the dispensed products. JDI may not use the trademarks or formulation rights other than in the same manner and for the same purposes as they were used in the DiverseyLever business prior to May 3, 2002. For the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, JDI paid an aggregate of $0.9 million, $0.9 million and $0.8 million, respectively, to Unilever under the dispensed products license agreement.

The dispensed products license agreement by its terms, terminates on May 2, 2007 but is automatically renewed for successive one year periods. Either party may terminate the dispensed products license agreement or the licenses granted under the agreement by providing six months’ written notice prior to any anniversary of the dispensed products license agreement. The dispensed products license agreement has been extended to May 2, 2008. In addition, Unilever may terminate the dispensed products license agreement if:

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

In association with the continuation of various support services and reimbursement of benefit related costs not covered by the transitional services agreement, JDI paid Unilever $0.8 million and $0.9 million, for the fiscal years ended December 29, 2006 and December 30, 2005, respectively.

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

Each supply agreement remains in effect as to a particular product until that product will not be supplied any longer. JDI and Unilever may terminate either supply agreement in part or in its entirety in the event of an unremedied serious or persistent breach by the other party, upon a change in control or for any reason on the giving of six months’ written notice. Further, JDI or Unilever may terminate a particular order upon a breach of the terms of the order that remains uncured for a specified period. Finally, the customer under either supply agreement may terminate the agreement as to products supplied at a particular factory if the supplier does not implement reasonable suggestions that the customer makes, taking into account standards used in the supply of the products in the period immediately prior to the closing of the acquisition, after visiting that factory. With effect from January 1, 2008, the two supply agreements were amended to take into account the transition from Prior Agency Agreement, under which JDI and its subsidiaries arranged for the sale by Unilever affiliates of Unilever branded products, to the License Agreement, under which JDI and its subsidiaries would sell such products for JDI’s own account. In addition, with respect to JDI’s European operations, among other things, these amendments imposed certain restrictions on the rights of Unilever and JDI to terminate Unilever’s supply of such products for three years. For the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, JDI paid Unilever an aggregate of $20.5 million, $16.3 million and $12.5 million, respectively (excluding inventories associated with the sales agency agreement), and Unilever paid JDI an aggregate of $46.9 million, $48.2 million and $44.5 million, respectively, under these supply agreements.

Non-Competition Agreement

On May 3, 2002, JDI and Holdings entered into a non-competition agreement with Unilever. The non-competition agreement restricted or restricts Unilever and its affiliates from competing with JDI in the Business (as defined below) (1) in the European Union, until May 2, 2005, and (2) in countries outside of the European Union in which the DiverseyLever business was engaged prior to the acquisition, until May 2, 2007.

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

•	it continues any operations carried out by Unilever and its affiliates under contracts with JDI or Holdings or JDI’s respective subsidiaries; or

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

Director Independence

Because Holdco is the owner of two thirds of our common equity interests, if we were a listed issuer we would be a “controlled company” as that term is used in the corporate governance standards of the New York Stock Exchange (“NYSE”) and therefore not required to have a majority of independent directors. Our board has determined, however, that with the exception of Messrs. Johnson and Lonergan and Ms. Johnson-Leipold, all of our directors are independent within the meaning of, and applying, the NYSE standards. Mr. Johnson is our Chairman, an executive officer position of our company, and therefore is not independent under the NYSE standards. Mr. Lonergan is the President and Chief Executive Officer of our company and is therefore not independent under the NYSE standards. Ms. Johnson-Leipold is a sibling of Mr. Johnson, our Chairman, and is therefore not independent under the NYSE standards. In addition, as discussed under “— Interests of Our Officers and Directors,” Messrs. Johnson and Louis and Ms. Johnson-Leipold may have interests in our transactions with SCJ and other Johnson family businesses. Our board has affirmatively determined, however, that Mr. Louis’ interests in those transactions do not constitute a “material relationship” with our company for purposes of, and applying, the NYSE standards.

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

In addition, the terms of our Stockholders’ Agreement among us, Holdco and Unilever require the parties to the agreement to vote their shares and take other necessary action to cause the Holdings board to include the categories of directors described therein. The Stockholders’ Agreement permits Holdco to nominate up to five individuals who meet the definition of “Independent Director” set forth therein. A copy of the Stockholders’ Agreement is posted on our website at http://www.johnsondiversey.com under “Investor Relations — SEC Filings — JohnsonDiversey — 2007 JDI Form 10-K (filed March 19, 2008).” While not required under the Stockholders’ Agreement, JDI also voluntarily applies the definition of “Independent Director” in the Stockholders’ Agreement in determining whether its directors are independent. Messrs. Brown, Howe, Nottleson and Wittwer and Ms. Esteves meet the definition of “Independent Director” set forth in the Stockholders’ Agreement.

Interests of Our Officers and Directors

Mr. Johnson, our Chairman, and Ms. Johnson-Leipold, and Mr. Louis, and some members of their respective immediate families, are descendants of Samuel Curtis Johnson and shareholders of SCJ and Willow Holdings, Inc. Messrs. Johnson and Louis and Ms. Johnson-Leipold, and members of their respective immediate families, also beneficially own shares of Holdco, our parent. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As a result of these relationships, these individuals may have an interest in our transactions with SCJ and other Johnson family businesses, including Willow Holdings, Inc.

Review, Approval or Ratification of Transactions with Related Persons

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with our company in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. Our board of directors reviews such transactions to identify impairments to director independence and in connection with disclosure obligations under Item 404(a) of Regulation S-K of the Exchange Act. The Company has adopted a Policy for Review of Transactions Between the Company and its Directors, Executive Officers and Other Related Persons (the “Policy”) for review of transactions between the Company (including the Company’s subsidiaries) and its directors, executive officers and other related persons. The transactions subject to the Policy include any transaction, arrangement or relationship (including charitable contributions and including any series of similar transaction, arrangements or relationships) with the Company in which any director, executive officer or other related person has a direct or indirect material interest except:

•	Transactions available to all employees generally;

•	Transactions involving less than $100,000 individually or when aggregated with all similar transactions;

•	Transaction involving compensation or indemnification of executive officers and directors duly authorized by the appropriate Board committee;

•	Transactions involving reimbursement for routine expenses in accordance with Company policy; and

•	Purchases of any products on the same terms available to all employees generally.

The Company’s General Counsel (the “General Counsel”) performs the initial review of all transactions subject to the Policy. Factors to be considered by the General Counsel in reviewing the transaction include:

•	Whether the transaction is in conformity with the Company’s Code of Ethics and Business Conduct and is in the best interests of the Company;

•	Whether the transaction would be in the ordinary course of the Company’s business;

•	Whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

•	The disclosure standards set forth in Item 404 of Regulation S-K under the Exchange Act or any similar provision; and

•	The effect, if any, on the status of any independent director.

After reviewing the terms of the proposed transaction and taking into account the factors set forth above, the General Counsel will either:

•

Approve the transaction if it is to be entered into in the ordinary course of the Company’s business, is for an aggregate amount of $120,000 or less, does not involve a director or a shareholder owning in excess of 5 percent of the Company’s voting securities or a member of their immediate family, and is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

•	Disallow the transaction if it is not in the best interests of the Company; or

•	Submit the transaction to the Audit Committee for its review and prior approval.

At each regularly scheduled Audit Committee meeting, the General Counsel shall report each known transaction to be entered into by the Company and to be considered by the Audit Committee, including the proposed aggregate value of each transaction and any other relevant information. After review, the Audit Committee shall approve, ratify or disallow each such transaction in accordance with the Policy.

For purposes of the Policy, a “related person” is:

•	An executive officer, director or director nominee of the Company;

•

A person who is an immediate family member (including a person’s spouse, parents, stepparents, children, stepchildren, siblings, fathers and mothers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than members) who share such person’s home) of an executive officer, director or director nominee;

•	A shareholder owning in excess of 5 percent of the Company’s voting securities (or its controlled affiliates), or an immediate family member of such 5 percent shareholder; or

•	An entity which is owned or controlled by a related person or an entity in which a related person has a substantial ownership interest.

On May 31, 2002, JDI loaned $97,500 to Clive Newman, JDI’s Vice President and Corporate Controller, in connection with the purchase of his home. The interest rate on the loan is 5.16% per annum, payable semi-monthly. The loan has a term of five years and matured on May 31, 2007, with no payments against principal due until that date. On October 26, 2007, Mr. Newman paid in full the outstanding principal amount and interest on the loan in the amount of $98,468.

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

On December 20, 2007, JDI acquired a 50,000 square foot office building located on 12.80 acres of property from Willow Holdings, LLC for a purchase price of $5.8 million. The property, located at 1326 Willow Road, Mount Pleasant, Wisconsin, is adjacent to the Company’s headquarters and was formerly leased by the Company for use as the head office for its North America Region. Willow Holdings, LLC is a Wisconsin limited liability company with membership interests directly and indirectly controlled by Imogene P. Johnson. Imogene P. Johnson is the mother of the Company’s Chairman, Mr. Johnson.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP, independent registered public accounting firm, served as our principal accountants for the fiscal years ended December 28, 2007 and December 29, 2006. During those periods, we incurred the following fees for services rendered by Ernst & Young LLP:

Audit Fees. Represents fees for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other global statutory or regulatory filings. Audit fees were $4.6 million for the year ended December 28, 2007 and $4.7 million for the year ended December 29, 2006. The audit fee for 2006 includes an additional $0.4 million over the $4.3 million reported in the prior year due to 2006 audit fee overages that were billed and paid in 2007 after the 2006 filing.

Audit-Related Fees. Represents fees for professional services rendered in connection with merger and acquisition due diligence, audits of acquired businesses and employee benefit plan audits. Audit-related fees were $0.4 million for the year ended December 28, 2007 and $1.1 million for the year ended December 29, 2006. The decrease in audit-related fees from fiscal year 2006 to fiscal year 2007 was primarily due to billings associated with the 2006 divestiture of the Polymer Business and other initiatives associated with the November 2005 Plan.

Tax Fees. Represents fees for professional services rendered in connection with general tax advice, tax planning and tax compliance. Tax fees were $1.3 million for the year ended December 28, 2007 and $0.7 million for the year ended December 29, 2006. The increase in tax fees from fiscal year 2006 to fiscal year 2007 was primarily due to FIN No. 48 services and increased costs for foreign tax services resulting from a weakening dollar.

All Other Fees. Represents fees for all other professional services rendered by Ernst & Young LLP. All other fees were $6,000 for the year ended December 28, 2007 and $10,000 for the year ended December 29, 2006. The Audit Committee of the Board of Directors has determined that the provision by Ernst & Young LLP of non-audit services to us in the fiscal years ended December 28, 2007 and December 29, 2006, is compatible with maintaining the independence of Ernst & Young LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be rendered by Ernst & Young LLP. In determining whether to approve such services, the Audit Committee considers the following:

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

During fiscal years 2007 and 2006, all professional services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

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

(c) Schedule I – Condensed Financial Information of Registrant

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(dollars in thousands)

	December 28, 2007	December 29, 2006
ASSETS
Cash and cash equivalents	$105	$105
Goodwill, net	17,328	17,328
Investment in subsidiaries	662,790	769,818
Other assets	23,738	18,113

Total assets	$703,961	$805,364

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable – related parties	$363	$332
Accrued expenses	5,287	—
Senior discount notes	384,981	360,528

Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	531,127	570,475
Total stockholders’ equity	(217,797)	(125,971)

Total liabilities, class B common stock and stockholders’ equity	$703,961	$805,364

The accompanying notes are an integral part of the condensed financial statements

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Operating expenses	32	28	77

Operating loss	(32)	(28)	(77)
Other expense (income):
Interest expense	46,510	42,342	38,085
(Income) loss from subsidiaries	86,542	(139,058)	166,597

Loss before taxes	(133,084)	96,688	(204,759)
Income tax provision (benefit)	(1,312)	(1,290)	15,829

Net income (loss)	$(131,772)	$97,978	$(220,588)

The accompanying notes are an integral part of the condensed financial statements

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Net cash used in operating activities	$(21,676)	$—	$(264)

Cash flows from investing activities:
Dividend income	21,676	—	40,438

Net cash provided by investing activities	21,676	—	40,438
Cash flows from financing activities:
Dividends paid	—	—	(40,438)

Net cash used in financing activities	—	—	(40,438)

Change in cash and cash equivalents	—	—	(264)
Beginning balance	105	105	369

Ending balance	$105	$105	$105

The accompanying notes are an integral part of the condensed financial statements

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 28, 2007

(dollars in thousands)

(1)	Basis of Presentation

The accompanying unaudited condensed financial statements summarize the financial position of JohnsonDiversey Holdings, Inc. (the “Company”) as of December 28, 2007 and December 29, 2006, and the results of operations and cash flows for the Company for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005. In these statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

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

(3)	Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

In connection with the acquisition of the DiverseyLever business, the Company entered into a Stockholders’ Agreement with its stockholders, Holdco and Marga B.V., as amended and restated as of January 2008. The Stockholders’ Agreement relates to, among other things:

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

Holdings did not meet the cumulative cash flow requirement for the measurement periods ended December 28, 2007 and December 29, 2006, and will not be required to make a contingent payment in fiscal year 2008.

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

From May 3, 2007 through May 3, 2008, prior to commencing an Early Sale, Unilever must notify the Company of its intention to sell its shares and the Company has the right of first offer to purchase the shares beneficially owned by Unilever at the price and on the terms specified by Unilever. If the Company does not elect to purchase the shares, Unilever may commence an Early Sale. Prior to completing that sale, however, Unilever must again offer the shares to the Company, and the Company has a right of first refusal to purchase the shares. The price for the shares under the Company’s right of first refusal would be the price at which the shares are offered to the third-party purchaser plus a premium equal to 3% of that third-party price, with a maximum aggregate premium of $15,000 and a minimum aggregate premium of $10,000. The maximum and minimum limitations applicable to the premium are prorated to the extent that the Company had previously purchased shares held by Unilever. The premium would be paid by Holdco. Notwithstanding the foregoing, if Unilever has not notified the Company of its intention to sell its shares pursuant to an Early Sale prior to May 3, 2008, Unilever would be required to first exercise its put option prior to selling its shares to a third party as described in this paragraph.

Purchase of Additional Shares from Holdco. Under the Stockholders’ Agreement, on the earlier of May 3, 2010 and the date on which Unilever sells all of its shares of the Company to the Company or a third party in accordance with the terms of the Stockholders’ Agreement, Unilever will have the right to buy from Holdco that number of class A common shares of the Company (the “Additional Shares”) equal to the lesser of (i) 1.5% of the total outstanding shares of the Company and (ii) the largest whole number of class A common shares, the aggregate value (as determined pursuant to the Stockholders’ Agreement) of which does not exceed $40,000. The purchase price to be paid by Unilever to Holdco for such Additional Shares would be $.01 per share. Unilever may then require the immediate repurchase by Holdco of the Additional Shares at a price determined in accordance with the Stockholders’ Agreement. The obligations to transfer the Additional Shares and repurchase those shares are obligations solely of Holdco.

(4)	Stockholders’ Equity

In December 2005, Unilever approved and the Company declared and paid a special dividend payment of $35,200 to Holdco in order to facilitate the cash requirements of the Holdco tender offer. In conjunction with tender offer, Holdco pushed-down a $5,136 non-cash equity contribution in the form of compensation expense paid by Holdco on behalf of the Company. During fiscal year 2006, Holdco pushed down an additional contribution of $393 in completion of the tender offer. In consideration of the special dividend, the Company, Holdco and Unilever agreed to amend the Stockholders Agreement. The amendment effectively increases the amount of final purchase price paid to Unilever at the final exit date by $13,140, plus applicable interest from the date the special dividend was paid to Holdco. The Company recorded the additional obligation to Unilever by increasing the carrying value of the Class B common stock subject to put and call options on the consolidated balance sheet.

(c) Schedule II - Valuation and Qualifying Accounts

Schedule II - Valuation and Qualifying Accounts

JohnsonDiversey Holdings, Inc.

(Dollars in Thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts (1)	Deductions (2)	Balance at End of Year
Allowance for Doubtful Accounts
Fiscal Year Ended December 28, 2007	$30,711	$4,642	$3,123	$(12,782)	$25,694
Fiscal Year Ended December 29, 2006	$26,823	$7,058	$6,116	$(9,286)	$30,711
Fiscal Year Ended December 30, 2005	28,549	7,902	(2,192)	(7,436)	26,823

Tax Valuation Allowance
Fiscal Year Ended December 28, 2007	260,870	89,702	(16,031)	(39,165)	295,376
Fiscal Year Ended December 29, 2006	281,016	59,254	(7,566)	(71,834)	260,870
Fiscal Year Ended December 30, 2005	47,821	181,564	52,251	(620)	281,016

(1)	Includes the effects of changes in currency translation and business acquisitions
(2)	Represents amounts written off from the allowance for doubtful accounts, net of recoveries, or the release of tax valuation allowances in jurisdictions where a change in facts and circumstances lead to the usage or a change in judgment relating to the usage of net operating loss or tax credit carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2008.

JohnsonDiversey Holdings, Inc.

By	/s/ Joseph F. Smorada
Joseph F. Smorada, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2008 by the following persons on the behalf of the registrant and in the capacities indicated.

Director, President and Chief Executive Officer
/s/ Edward F. Lonergan	(Principal Executive Officer)
Edward F. Lonergan
Vice President and Chief Financial Officer
/s/ Joseph F. Smorada	(Principal Financial and Accounting Officer)
Joseph F. Smorada

/s/ S. Curtis Johnson III*	Director and Chairman
S. Curtis Johnson III

/s/ Todd C. Brown*	Director
Todd C. Brown

/s/ Norman Clubb*	Director
Norman Clubb

/s/ Irene M. Esteves*	Director
Irene M. Esteves

/s/ Robert M. Howe*	Director
Robert M. Howe

/s/ Helen Johnson-Leipold*	Director
Helen Johnson-Leipold

/s/ Clifton D. Louis*	Director
Clifton D. Louis

/s/ Neal R. Nottleson*	Director
Neal R. Nottleson

/s/ John Rice*	Director
John Rice

/s/ Reto Wittwer*	Director
Reto Wittwer

*	Joseph F. Smorada, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named officers and directors of JohnsonDiversey Holdings, Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By	/s/ Joseph F. Smorada
Joseph F. Smorada, Attorney-in-fact

JOHNSONDIVERSEY HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 28, 2007, December 29, 2006, December 30, 2005

Report of Independent Auditors

To the Board of Directors and

Stockholders of JohnsonDiversey Holdings, Inc.

We have audited the accompanying consolidated balance sheets of JohnsonDiversey Holdings, Inc. as of December 28, 2007 and December 29, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JohnsonDiversey Holdings, Inc. at December 28, 2007 and December 29, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 as of December 30, 2006 and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2007.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

March 18, 2008

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 28, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$97,176	$208,418
Accounts receivable, less allowance of $25,694 and $30,711, respectively	609,015	523,512
Accounts receivable – related parties	31,715	27,478
Inventories	286,296	261,015
Deferred income taxes	24,597	35,256
Other current assets	135,960	121,189
Current assets of discontinued operations	3,702	4,100

Total current assets	1,188,461	1,180,968
Property, plant and equipment, net	453,625	421,712
Capitalized software, net	36,556	61,040
Goodwill	1,296,907	1,196,104
Other intangibles, net	302,075	310,413
Long-term receivables – related parties	78,954	71,392
Other assets	90,284	65,312
Non current assets of discontinued operations	7,947	14,369

Total assets	$3,454,809	$3,321,310

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$18,898	$35,649
Current portion of long-term debt	13,181	12,954
Accounts payable	357,458	350,170
Accounts payable – related parties	51,927	55,454
Accrued expenses	491,301	459,674
Current liabilities of discontinued operations	3,808	2,943

Total current liabilities	936,573	916,844
Pension and other post-retirement benefits	233,677	234,659
Long-term borrowings	1,454,432	1,407,470
Long-term payables – related parties	31,101	29,480
Deferred income taxes	89,867	56,132
Other liabilities	96,127	52,945
Non current liabilities of discontinued operations	4,225	4,423

Total liabilities	2,846,002	2,701,953

Commitments and contingencies

Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	531,127	570,475

Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	10,692	—
Retained deficit	(231,961)	(129,443)
Accumulated other comprehensive income	298,949	178,325

Total stockholders’ equity	77,680	48,882

Total liabilities, class B common stock and stockholders’ equity	$3,454,809	$3,321,310

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Net sales:
Net product and service sales	$3,038,120	$2,842,737	$2,854,417
Sales agency fee income	91,928	85,516	94,105

	3,130,048	2,928,253	2,948,522
Cost of sales	1,802,086	1,702,784	1,691,903

Gross profit	1,327,962	1,225,469	1,256,619
Selling, general and administrative expenses	1,154,766	1,159,270	1,105,017
Research and development expenses	68,018	60,526	56,533
Restructuring expenses	27,165	114,787	17,677

Operating profit (loss)	78,013	(109,114)	77,392
Other (income) expense:
Interest expense	153,113	162,920	180,938
Interest income	(10,043)	(12,995)	(8,856)
Other (income) expense, net	(796)	5,232	960

Loss from continuing operations before income taxes and minority interests	(64,261)	(264,271)	(95,650)
Income tax (benefit) provision	68,725	(88,375)	154,657

Loss from continuing operations before minority interests	(132,986)	(175,896)	(250,307)
Minority interests in net income (loss) of subsidiaries	—	25	(65)

Loss from continuing operations	(132,986)	(175,921)	(250,242)
Income from discontinued operations, net of income taxes of ($1,315), $106,919 and $13,267	1,214	273,899	29,654

Net income (loss)	$(131,772)	$97,978	$(220,588)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Comprehensive Income/(Loss)	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Notes Receivable from Management	Total Stockholders’ Equity/(Deficit)
Balance, December 31, 2004		$—	$2,028	$192,981	$(341)	$194,668

Comprehensive income (loss)–
Net loss	$(220,588)	—	(220,588)	—	—	(220,588)
Foreign currency translation adjustments, net of tax	(115,110)	—	—	(115,110)	—	(115,110)
Unrealized gains on derivatives, net of tax	10,953	—	—	10,953	—	10,953
Adjustment to minimum pension liability, net of tax	(11,049)	—	—	(11,049)	—	(11,049)

Total comprehensive loss	$(335,794)

Capital contributions		5,180	—	—	—	5,180
Dividends declared		—	(40,503)	—	—	(40,503)
Fair value adjustment to class B common stock subject to put and call options		59,258	60,934	—	—	120,192
Principal payments on notes receivable from management		—	—	—	153	153
Forgiveness of portion of notes receivable from management		—	—	—	(672)	(672)

Balance, December 30, 2005		$64,438	$(198,129)	$77,775	$(860)	$(56,776)

Comprehensive income (loss)–
Net income	$97,978	—	97,978	—	—	97,978
Foreign currency translation adjustments, net of tax	81,315	—	—	81,315	—	81,315
Unrealized losses on derivatives, net of tax	(212)	—	—	(212)	—	(212)
Adjustment to minimum pension liability, net of tax	19,447	—	—	19,447	—	19,447

Total comprehensive income	$198,528

Capital contributions		393	—	—	—	393
Dividends declared		—	(121)	—	—	(121)
Fair value adjustment to class B common stock subject to put and call options		(64,831)	(29,171)	—	—	(94,002)
Principal payments on notes receivable from management		—	—	—	860	860

Balance, December 29, 2006		$—	$(129,443)	$178,325	$—	$48,882

Comprehensive income (loss)–
Net loss	$(131,772)	—	(131,772)	—	—	(131,772)
Foreign currency translation adjustments, net of tax	132,248	—	—	132,248	—	132,248
Unrealized losses on derivatives, net of tax	(1,924)	—	—	(1,924)	—	(1,924)
Adjustment to minimum pension liability, net of tax	36,400	—	—	36,400	—	36,400

Total comprehensive income	$37,052

Capital contributions		515	—	—	—	515
Dividends declared		—	(77)	—	—	(77)
FIN 48 opening balance sheet adjustment		—	160	—	—	160
Fair value adjustment to class B common stock subject to put and call options		10,177	29,171	—	—	39,348
Adjustment to adopt FAS 158, net of tax of ($1,270)		—	—	(46,100)	—	(46,100)

Balance, December 28, 2007		$10,692	$(231,961)	$298,949	$—	$79,780

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Cash flows from operating activities:
Net income (loss)	$(131,772)	$97,978	$(220,588)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities–
Depreciation and amortization	128,981	148,016	149,842
Amortization of intangibles	27,765	50,394	33,606
Amortization of debt issuance costs	4,974	6,075	28,968
Interest accreted on notes payable	24,606	42,115	37,856
Interest accrued on long-term receivables- related parties	(2,583)	(2,464)	(3,317)
Deferred income taxes	41,618	(10,395)	173,812
(Gain) loss on disposal of discontinued operations	84	(257,314)	(4,000)
Loss from divestitures	454	1,553	3,333
(Gain) loss on property, plant and equipment disposals	(4,218)	581	5,715
Compensation costs associated with cancellation of a long-term incentive plan	—	393	5,136
Other	14,881	12,896	847
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Accounts receivable securitization	(10,400)	(47,000)	(19,000)
Accounts receivable	(38,654)	(21,928)	(2,454)
Inventories	(7,118)	(9,056)	(22,967)
Other current assets	(5,727)	19,839	(23,077)
Other assets	(18,540)	13,415	2,746
Accounts payable and accrued expenses	(4,640)	(25,008)	(14,313)
Other liabilities	(8,092)	(26,582)	2,761

Net cash provided by (used in) operating activities	11,619	(6,492)	134,906
Cash flows from investing activities:
Capital expenditures	(103,075)	(85,581)	(73,381)
Expenditures for capitalized computer software	(8,084)	(7,800)	(18,788)
Proceeds from property, plant and equipment disposals	11,083	6,207	3,310
Acquisitions of businesses and other intangibles	(4,081)	(11,600)	(6,114)
Proceeds from divestitures	1,795	489,602	23,383

Net cash provided by (used in) investing activities	(102,362)	390,828	(71,590)
Cash flows from financing activities:
Repayments of short-term borrowings, net	(20,702)	(9,858)	(39,431)
Proceeds from long-term borrowings	—	100,000	453,222
Repayments of long-term borrowings	(13,016)	(433,564)	(291,399)
Payment of debt issuance costs	(500)	—	(7,235)
Dividends paid	(77)	(49)	(40,439)

Net cash provided by (used in) financing activities	(34,295)	(343,471)	74,718
Effect of exchange rate changes on cash and cash equivalents	13,796	5,434	(4,328)

Change in cash and cash equivalents	(111,242)	46,299	133,706
Beginning balance [1]	208,418	162,119	28,413

Ending balance [1]	$97,176	$208,418	$162,119

Supplemental cash flows information
Cash paid during the period:
Interest	$115,091	$109,960	$101,708
Income taxes	30,321	41,722	27,067
Non-cash financing activities:
Contribution from Holdco associated with cancellation of a long-term incentive plan	$—	$393	$5,136

[1]	Includes cash and cash equivalents for discontinued operations of $3,828 at December 30, 2005.

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2007

(currencies in thousands)

(1)	Description of the Company

The accompanying consolidated financial statements include all of the operations, assets and liabilities of JohnsonDiversey Holdings, Inc. (“Holdings” or the “Company”). The Company wholly owns the shares of JohnsonDiversey, Inc. (“JDI”) (formerly S.C. Johnson Commercial Markets, Inc.), except for one share which is owned by S.C. Johnson & Son, Inc. (“SCJ”). The Company is a holding company and its sole business interest is the ownership and control of JDI and its subsidiaries. JDI is a leading global marketer and manufacturer of cleaning, hygiene, operational efficiency and appearance enhancing products, equipment and related services for the institutional and industrial cleaning and sanitation market.

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

On May 3, 2002, the Company, JDI and various of its subsidiaries acquired the DiverseyLever business from Conopco, Inc., a subsidiary of Unilever N.V. and Unilever PLC (together, “Unilever”). At the closing of the acquisition, S.C. Johnson Commercial Markets, Inc. changed its name to JohnsonDiversey, Inc., and Johnson Professional Holdings, Inc. changed its name to JohnsonDiversey Holdings, Inc. In connection with the acquisition, Unilever acquired a 33 1/3% interest in the Company, with the remaining 66 2/3% continuing to be held by Holdco.

The Company’s financial results include the discontinued operations of the former Polymer Business segment; a global marketer and manufacturer of polymer intermediates, which was divested on June 30, 2006 (see Note 7).

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of the Chemical Methods Associates subsidiary (“CMA”), the former Polymer Business segment, and Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) (see Note 7).

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

Year-End

Operations included 52 weeks in the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005.

Revenue Recognition

Revenues are recognized when all the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or ownership has transferred to the customer; the price to the customer is fixed and determinable; and collectibility is reasonably assured. Revenues are reflected in the consolidated statements of operations net of taxes collected from customers and remitted to governmental authorities.

In arriving at net sales, we estimate the amounts of sales deductions likely to be earned by customers in conjunction with incentive programs such as volume rebates and other discounts. Such estimates are based on written agreements and historical trends and are reviewed periodically for possible revision based on changes in facts and circumstances.

On May 3, 2002, the Company acquired the DiverseyLever business. The Company did not acquire the Unilever consumer branded business of DiverseyLever. Prior to the acquisition, Unilever’s consumer brand products were sold, directly or indirectly, by DiverseyLever to institutional and industrial end users. In connection with the acquisition, the Company entered into a sales agency agreement with Unilever relating to these products.

Under the sales agency agreement, the Company acts as Unilever’s sales agent for the sale of its consumer brand products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the acquisition. In exchange for the Company’s sales agency services, which include sales, collection and after-sales technical support and customer care, the Company is paid an agency fee. Sales agency fee income is recognized based on a percentage of the net proceeds of sales of Unilever consumer brand products. Expenses incurred pursuant to sales agency services are recorded as selling, general and administrative expenses, unless they relate to distribution, in which case they are recorded as cost of goods sold (see Note 3).

Customer Rebates and Discounts

Rebates and discounts granted to customers are accounted for on an accrual basis as a reduction in net sales in the period in which the related sales are recognized.

Volume rebates are supported by customer contracts, which typically extend over two- to five-year periods. In the case where rebate rates are not contractually fixed, the rates used in the calculation of accruals are estimated based on forecasted annual volumes.

Accrued customer rebates and discounts, which are included within accrued expenses on the consolidated balance sheets, were $122,466 and $93,154 at December 28, 2007 and December 29, 2006, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising expense was $1,687, $1,640 and $2,313 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with maturities of 90 days or less at the date of purchase, to be cash equivalents. The cost of cash equivalents approximates fair value due to the short-term nature of the investments.

Accounts Receivable

The Company does not require collateral on sales and evaluates the collectibility of its accounts receivable based on a number of factors. For accounts substantially past due, an allowance for doubtful accounts is recorded based on a customer’s ability and likelihood to pay based on management’s review of the facts. In addition, the Company considers the need for allowance based on the length of time receivables are past due compared to its historical experience. The Company writes off accounts receivable when the Company determines that the accounts receivable are uncollectible, typically upon customer bankruptcy or the customer’s non-response to continuous collection efforts.

Inventories

Inventories are carried at the lower of cost or market. As of December 28, 2007 and December 29, 2006, the cost of certain domestic inventories determined by the last-in, first-out (“LIFO”) method was $48,531 and $46,319, respectively. This represented 16.7% and 17.5% of total inventories, respectively. For the balance of the Company’s inventories, cost is determined using the first-in, first-out (“FIFO”) method. If the FIFO method of accounting had been used for all inventories, they would have been $4,043 and $3,971 higher than reported at December 28, 2007 and December 29, 2006, respectively. The components of inventory are as follows:

	December 28, 2007	December 29, 2006
Raw materials and containers	$71,367	$59,530
Finished goods	214,929	201,485

Total inventories	$286,296	$261,015

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

Goodwill

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests in certain circumstances. The Company conducts its annual impairment test for goodwill at the beginning of the fourth quarter. Based on our business approach to decision-making, planning and resource allocation, we have determined that we have five reporting units for purposes of evaluating goodwill for impairment, which is aligned with our five geographic segments. Goodwill balances are typically recorded at the reporting unit level; however, where applicable, balances may be allocated to reporting units based upon geographic alignment. The Company performed the required impairment test for fiscal years 2007 and 2006 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other Intangibles

SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which primarily include customer lists, contractual arrangements, trademarks, patents and licenses, have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 1 to 37 years. Indefinite-lived intangible assets, which primarily include trademarks, are evaluated annually for impairment and between annual tests in certain circumstances. The Company conducts its annual impairment test for indefinite-lived intangible assets at the beginning of the fourth quarter. The Company performed required impairment tests for fiscal years 2007, 2006 and 2005, recording charges $179, $183 and $679, respectively, to selling, general and administrative expenses in the consolidated statements of operations. None of the charges related to restructuring activities. There can be no assurance that future indefinite-lived intangible asset impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

Property, plant and equipment and other long-term assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In fiscal years 2007, 2006 and 2005, the Company recorded impairment charges of $12,774, $41,772 and $4,180, respectively, to selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2007 and 2006, all impairment charges were associated with the Company’s restructuring activities and are summarized as follows:

Impaired Asset Type	Amount of loss	Business segment	Method for determining fair value
Fiscal Year 2007

Manufacturing facility and equipment	$3,454	Europe	Market price
Capitalized software	2,745	Corporate	Market price
Fixed assets	1,603	Corporate	Market price
Manufacturing facility and equipment	1,462	Japan	Market price
Customer list and non-compete intangible	1,308	North America	Market price
Land and building	1,128	North America	Market price
Other long-lived assets	1,074

	$12,774

Fiscal Year 2006

Customer List Intangible	$20,563	North America	Discounted cash flows
Dosing Equipment	7,703	North America	Market price
Manufacturing Facility	5,927	North America	Market price
Manufacturing Facility	3,814	Europe	Discounted cash flows
Other long-lived assets	3,765

	$41,772

Accrued Employee-Related Expenses

The Company accrues employee costs relating to payroll, payroll taxes, vacation, bonuses and incentives when earned. Such accruals were $179,856 and $151,879 as of December 28, 2007 and December 29, 2006, respectively.

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

Foreign Currency Translations and Transactions

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Accordingly, balance sheet accounts are translated using the exchange rates in effect at the respective balance sheet dates and income statement amounts are translated using the monthly weighted-average exchange rates for the periods presented. The aggregate effects of the resulting translation adjustments are included in accumulated other comprehensive income (see Note 25).

Gains and losses resulting from foreign currency transactions are generally recorded as a component of other (income) expense, net (see Note 16).

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

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the consolidated statements of operations or in stockholders’ equity as a component of comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in the consolidated statements of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss, net of deferred taxes. Hedge ineffectiveness to the extent that elements of the hedges are ineffective, changes in fair values will be reported in the consolidated statement of operations. Hedge ineffectiveness was insignificant for all periods reported. Changes in fair value of derivatives not qualifying as hedges are reported in the consolidated statements of operations.

Reclassifications

The Company reclassified $5,778 of certain compensation related accruals from accrued expenses to other liabilities in its December 29, 2006 consolidated balance sheet.

Certain other prior period amounts have been reclassified to conform to the 2007 presentation. None of these reclassifications affected the Company’s net income and none are considered material to the Company’s consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The provisions of SFAS No. 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 160.

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The provisions of SFAS No. 159 are effective for the fiscal year beginning after November 15, 2007, which for the Company is its fiscal year 2008. The adoption of SFAS No. 159 is not expected to have a significant effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning after November 15, 2007, which for the Company is its fiscal year 2008. The adoption of SFAS No. 157 is not expected to have a significant effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions).

The Company adopted the recognition and disclosure provisions of SFAS No. 158 effective December 28, 2007 (see Note 18), the incremental effects of which are presented in the following table. The adoption of SFAS No. 158 had no effect on our consolidated statement of operations for year ended December 28, 2007. Had we not been required to adopt SFAS No. 158 at December 28, 2007, we would have recognized an additional minimum liability pursuant to the provision of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS No. 158.”

	Prior to Adopting SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at December 28, 2007
Other intangibles, net	$302,311	$(236)	$302,075
Other assets	117,593	(27,309)	90,284
Accrued expenses	484,555	6,746	491,301
Pension and other post-retirement benefits	223,138	10,539	233,677
Deferred income taxes (non-current liabilities)	91,137	(1,270)	89,867
Accumulated other comprehensive income	345,049	(46,100)	298,949

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end consolidated balance sheets will be effective in fiscal year 2008.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 17, Income Taxes, for further discussion.

(3)	Master Sales Agency and Umbrella Agreements

Master Sales Agency Agreement - May 2002

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

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement are met. At various times during the life of the Sales Agency Agreement, the Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees, which are recognized in the consolidated statement of operations over the life of the Sales Agency Agreement. In association with the partial terminations, the Company recognized sales agency fee income of $3,239, $1,101 and $7,737 during fiscal years 2007, 2006 and 2005, respectively.

Umbrella Agreement - October 2007

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

During the first quarter of 2005, the Company identified inconsistencies in its accounting treatment for equipment leased to a European-based customer. Further analysis concluded that such leases should primarily be accounted for as sales-type capital leases rather than as operating leases. The cumulative impact of the correction was recorded by the Company in the three months ended April 1, 2005. The Company concluded that the impact of the accounting error was not significant to its current year or prior year consolidated financial position, results of operations or cash flows and, as such, did not require restatement of prior year amounts. Below is a summary of the adjustment with increases to key measures in the consolidated statements of operations for fiscal year 2005:

Net sales	$15,333
Gross profit	5,764
Operating profit	5,764
Net income	3,770

(5)	Acquisitions

In March 2007, JDI purchased an additional 6% interest in a North American business that provides purchasing and category management tools to certain of JDI’s end-users for $2,550. JDI previously held 9% of the outstanding shares. The transaction is not considered material to the Company’s consolidated financial position, results of operations or cash flows.

In October 2006, JDI completed the purchase of an exclusive distribution license for certain cleaning technology used in a variety of business sectors for an aggregate purchase price of $5,150. The license is included as a component of other intangibles in the consolidated balance sheet and is being amortized over the expected useful life of the underlying technology. As part of the acquisition of the distribution license, JDI and licensor also agreed on terms of purchase price should JDI elect to acquire the business owning the technology prior to or in July 2007. The terms of acquisition could be extended to December 31, 2007 if a non-refundable deposit on purchase price were made not later than July 2007. In July 2007, JDI paid a $1,000 non-refundable deposit to extend the purchase terms through December 31, 2007. In February 2008, JDI and licensor mutually agreed to extend the purchase terms through March 28, 2008, without additional cost to JDI.

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

(6)	Divestitures

Auto-Chlor Master Franchise and Branch Operations

In December 2007, in conjunction with its November 2005 Plan (see Note 15), JDI executed a sales agreement for its Auto-Chlor Master Franchise and substantially all of its remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $69,800.

The sales agreement is subject to the approval of the Company’s Board of Directors and Unilever consent, both of which the Company considers necessary in order to meet “held for sale” criteria under SFAS No. 144 “Accounting for Asset Impairment.” Accordingly, these assets were classified as “held and used” as of December 28, 2007. The Company obtained approval from its Board of Directors and consent from Unilever in January 2008.

The transaction closed on February 29, 2008, subject to various post closing adjustments, resulting in a net book gain approximating $750 after taxes and related costs.

As of the divestiture date, net assets were as follows:

Inventories	$6,992
Property, plant and equipment, net	11,085
Goodwill	12,745
Other intangibles, net	32,510

Net assets divested	$63,332

Net sales associated with these businesses were approximately $57,160, $50,702 and $47,784 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Auto-Chlor Branch Operations

In August 2007, in conjunction with its November 2005 Plan, JDI divested of certain of its Auto-Chlor branch operations in the eastern United States for $2,450, resulting in a gain of $549 after taxes and related costs. The gain is included within selling, general and administrative expenses in the consolidated statements of operations. The purchase price is subject to various post-closing adjustments, none of which are expected to be significant to the Company. Net sales associated with this business were approximately $3,370, $5,451 and $5,344 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

In October 2006, in conjunction with its November 2005 Plan, JDI divested its Auto-Chlor branch operation in the southern United States for $8,987, resulting in a net loss of $2,723 ($1,770 after tax). The net loss is included within selling, general and administrative expenses in the consolidated statements of operations. Net sales associated with this business were approximately $16,700 and $20,600 for the fiscal years ended December 29, 2006 and December 30, 2005, respectively.

Commercial Laundry Operations

In September 2005, JDI sold or agreed to sell its European commercial laundry operations in a two-phase transaction. In phase 1, which closed in September 2005, JDI sold its related operations in seven countries for $14,758, which includes a reduction of $1,043 for certain pension-related purchase price adjustments, resulting in a realized gain of $1,181 ($426 after tax loss). Net assets sold include an allocation of goodwill and other identifiable intangible assets of $5,725 and $1,838, respectively. In phase 2, JDI agreed to sell related operations in six additional countries for approximately $8,651, which includes a reduction of $465 for certain pension-related purchase price adjustments. In December 2006, phase 2 was completed, with JDI receiving proceeds of $9,670 which includes a reduction of $191 for certain pension-related and other purchase price adjustments, resulting in an additional net loss of $276 ($100 after tax). Net sales associated with these operations were approximately $29,061 and $37,264 for phase 1 and phase 2, respectively, during the year ended December 30, 2005.

In September 2005, JDI divested its Canadian commercial laundry operations for proceeds of $2,843, resulting in a realized gain of $1,462 ($1,186 after tax).

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

(7)	Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan (see Note 15), JDI sold its equity interest in Chemical Methods Associates (“CMA”) to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17,000. The purchase price was subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, JDI recorded additional purchase price of approximately $300 based on its preliminary assessment of closing working capital. The sale resulted in a gain of $2,322 ($497 after tax), net of related costs. CMA was a non-core asset of the Company.

During the fiscal year ended December 28, 2007, JDI finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in a reduction to the gain of $262 ($300 after tax). Further adjustments are not expected to be significant.

Net sales from discontinued operations relating to CMA, excluding sales to JDI, were $16,905 and $18,583, during the twelve months ended December 29, 2006 and December 30, 2005, respectively.

Income from discontinued operations relating to CMA was comprised of the following:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Income from discontinued operations before taxes and gain from sale	$—	$2,826	$2,803
Taxes on income from discontinued operations	—	(986)	(1,090)
Gain (loss) on sale of discontinued operations before taxes	(262)	2,322	—
Taxes on gain (loss) from sale of discontinued operations	(38)	(1,825)	—

Income (loss) from discontinued operations	$(300)	$2,337	$1,713

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“JP”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of JDI, completed the sale of substantially all of the assets of JP, certain of the equity interests in, or assets of certain JP subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid JDI $1,500 for the option to extend the tolling agreement (described below) by up to six months. In December 2006, the Company and BASF finalized purchase price adjustments related to the net asset value and JDI received an additional $4,062.

The Polymer Business developed, manufactured, and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry. The Polymer Business was a non-core asset of JDI and had been reported as a separate business segment. The sale resulted in a gain of approximately $352,907 ($256,693 after tax), net of related costs.

JDI finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($305 after-tax gain), during the fiscal year ended December 28, 2007.

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

The assets and liabilities remaining in discontinued operations at December 28, 2007 and December 29, 2006 relate to the Tolling Agreement.

Net sales from discontinued operations relating to the Polymer Business, excluding sales to the Company and including net sales related to the tolling agreement with BASF, were $189,232 and $343,185, during the fiscal years ended December 29, 2006 and December 30, 2005, respectively.

Income from discontinued operations relating to the Polymer Business was comprised of the following:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Income from discontinued operations before taxes and gain from sale	$—	$22,019	$36,118
Taxes on income from discontinued operations	—	(7,475)	(12,177)
Gain (loss) on sale of discontinued operations before taxes	(1,742)	352,907	—
Taxes on gain (loss) from sale of discontinued operations	2,047	(96,214)	—
Income from tolling operations	1,903	620	—
Taxes on income from tolling operations	(694)	(419)	—

Income from discontinued operations	$1,514	$271,438	$23,941

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

(8)	Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The total potential for securitization of trade receivables under this program at December 28, 2007 and December 29, 2006 was $75,000.

As of December 28, 2007 and December 29, 2006, the Conduit held $53,900 and $64,300, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of December 28, 2007 and December 29, 2006, the Company had a retained interest of $95,348 and $78,055, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

Costs associated with the sale of beneficial interests in the receivables vary on a monthly basis and are generally related to the commercial paper rate and administrative fees associated with the overall program facility. Such costs were $3,546, $5,447, and $5,540 for the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively, and are included in interest expense, net in the consolidated statements of operations.

(9)	Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	December 28, 2007	December 29, 2006
Land and improvements	$69,892	$65,704
Buildings and leasehold improvements	199,842	186,463
Equipment	660,445	581,928
Capital leases	4,029	2,637
Construction in progress	45,018	32,644

	979,226	869,376
Less–Accumulated depreciation	(525,601)	(447,664)

Property, plant and equipment, net	$453,625	$421,712

(10)	Capitalized Software

Capitalized software, net, consisted of the following:

	December 28, 2007	December 29, 2006
Capitalized software	$205,763	$196,619
Less–Accumulated amortization	(169,207)	(135,579)

	$36,556	$61,040

Amortization expense related to capitalized software was $32,868, $38,422 and $37,516 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively. Included in these amounts are impairment charges of $2,745 (which relates to the November 2005 Plan – see Notes 2 and 15), $365 and $603 for the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively. The Company recorded additional impairment charges of $3, $0 and $2,563 directly to selling, general and administrative expenses in the consolidated statements of operations for the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively.

During the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, the Company capitalized $115, $78 and $210, respectively, of interest in connection with its ongoing software projects.

(11)	Goodwill

Changes in the balance of the goodwill account were as follows:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006
Balance at beginning of year	$1,196,104	$1,131,785
Acquisitions	—	2,572
Divestitures	—	(7,190)
Post-acquisition adjustments	—	(6,753)
Impact of foreign currency fluctuations	100,803	75,690

Balance at end of year	$1,296,907	$1,196,104

(12)	Other Intangibles

Other intangibles consisted of the following:

	Weighted-Average Useful Lives	December 28, 2007	December 29, 2006
Definite-lived intangible assets:
Trademarks and patents	10 years	$52,831	$49,014
Customer lists, contracts, licenses and other intangibles	12 years	266,447	267,420
Indefinite-lived intangible assets:
Trademarks and patents	—	153,717	142,100
Licenses and other intangibles	—	2,441	4,251

		475,436	462,785
Less–Accumulated amortization		(173,361)	(152,372)

Other intangibles, net		$302,075	$310,413

Amortization expense for other intangibles was $27,765, $50,394 and $33,598 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively. Included in these amounts are impairment charges of $1,308, $20,563 and $0, respectively, relating to the November 2005 Plan – see Notes 2 and 15.

The aggregate amounts of anticipated amortization of intangible assets for each of the next five fiscal years and thereafter are as follows:

Year
2008	$26,951
2009	23,801
2010	23,038
2011	17,223
2012	10,979
Thereafter	43,925

$145,917

(13)	Indebtedness and Credit Arrangements

The following represents indebtedness and credit arrangements of the Company and its wholly owned subsidiary, JDI, at December 28, 2007:

	December 28, 2007	December 29, 2006
Short-term borrowings:
Lines of credit	$18,898	$35,649

Long-term borrowings:
JohnsonDiversey, Inc.:
Term loan B	$438,500	$447,250
Japan loan	13,292	16,816
Senior subordinated notes	630,840	595,830
JohnsonDiversey Holdings, Inc.:
Senior discount notes	384,981	360,528

	1,467,613	1,420,424
Less: Current portion	13,181	12,954

	$1,454,432	$1,407,470

In December 2005, the Company amended its senior secured credit facilities. The amended facilities consisted of a $775,000 term loan B facility maturing December 16, 2011; a $100,000 delayed draw term loan facility maturing December 16, 2010; and a $175,000 dollar/euro revolving credit facility maturing December 16, 2010.

In June 2007, the Company amended its senior secured credit facilities to reduce the interest rate payable on the term B loan facility and the delayed draw term loan facility from LIBOR plus 250 basis points to LIBOR plus 200 basis points, thereby reducing borrowing costs over the remaining life of the credit facilities. The Company incurred costs of $500 in relation to this amendment, which have been capitalized and are being amortized over the remaining term of the facilities.

The term B loan facility and the delayed draw term loan facility bear interest based on LIBOR plus 200 basis points at December 28, 2007 (6.88%) and on LIBOR plus 250 basis points at December 29, 2006 (7.87%). The term B loan facility and the delayed draw term loan facility have scheduled principal reductions semiannually. All obligations under the credit facilities are secured by all the assets of Holdings, the Company and each subsidiary of the Company (but limited to the extent necessary to avoid materially adverse tax consequences to the Company and its subsidiaries, taken as a whole and by restrictions imposed by applicable law).

At December 28, 2007 and December 29, 2006, there were no borrowings under the revolving credit facility. The revolving facility bears interest at floating rates based on Prime or LIBOR, plus a variable, leverage ratio-based spread of 225 basis points at December 28, 2007 and December 29, 2006, respectively.

In December 2005, the Company’s Japanese subsidiary entered into a ¥2,500,000 term loan. The interest rate on the loan is based on TIBOR plus 102.5 basis points (1.94% at December 28, 2007). The loan matures on December 29, 2009, with scheduled principal reductions semiannually.

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

Scheduled Maturities of Long-term Borrowings

Aggregate scheduled maturities of long-term borrowings in each of the next five fiscal years and thereafter are as follows:

Year
2008	$13,181
2009	17,611
2010	104,750
2011	316,250
2012	630,840
Thereafter	384,981

$1,467,613

Financial Covenants

Under the terms of its amended and restated senior secured credit facilities, the Company is subject to specified financial covenants. The most restrictive covenants under the senior secured credit facilities require the Company to meet the following targets and ratios:

Maximum Leverage Ratio. The Company is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of: (i) the Company’s consolidated indebtedness (excluding up to $55,000 of indebtedness incurred under the Company’s Receivables Facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using the weighted-average exchange rate for the relevant fiscal six-month period to (ii) the Company’s consolidated EBITDA (as defined in the senior secured credit facilities) for the same financial covenant period. EBITDA is generally defined in the senior secured credit facilities as earnings before interest, taxes, depreciation and amortization, plus the addback of specified expenses. The senior secured credit facilities require that the Company’s maximum leverage ratio not exceed a declining range from 4.75 to 1 for the financial covenant period ending nearest December 31, 2007, to 3.50 to 1 for the financial covenant periods ending nearest September 30, 2010 and thereafter.

Minimum Interest Coverage Ratio. The Company is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the senior secured credit facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of: (i) the Company’s consolidated EBITDA (as defined in the senior secured credit facilities) for a financial covenant period to (ii) the Company’s cash interest expense for that same financial period. The senior secured credit facilities require that the Company’s minimum interest coverage ratio not exceed an increasing range from 2.25 to 1 for the financial covenant period ending nearest December 31, 2007, to 3.00 to 1 for the financial covenant period ending nearest September 30, 2010 and thereafter.

Capital Expenditures. Capital expenditures are generally limited under the senior secured credit facilities to $150,000 in fiscal year 2006 and to $130,000 for subsequent fiscal years. To the extent that the Company makes capital expenditures of less than the limit in any fiscal year, however, it may carry forward into the subsequent year the difference between the limit and the actual amount expended, provided that the amounts carried forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 28, 2007, the Company was in compliance with the limitation on capital expenditures for fiscal year 2007.

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

As of December 28, 2007, the Company was in compliance with all covenants under the senior secured credit facilities.

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

As of December 28, 2007, the Company was in compliance with all covenants under the indentures for the senior subordinated notes.

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

Interest Rate Swaps

In connection with the senior secured credit facilities, the Company is party to four interest rate swaps, as described in Note 14.

Stockholders’ Agreement

In connection with the acquisition of DiverseyLever, Holdings entered into a Stockholders’ Agreement with its stockholders–Holdco and Marga B.V. The Stockholders’ Agreement was amended and restated on May 1, 2006. The Stockholders’ Agreement limits Holdings’ and the Company’s and JDI’s ability to effect various transactions, including among others, entering into certain transactions with affiliates, issuing additional shares of capital stock or other equity or equity-related interests, incurring certain types of indebtedness and making certain investments.

(14)	Financial Instruments

The Company sells its products in more than 170 countries and approximately 74% of the Company’s revenues are generated outside North America. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

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

At December 28, 2007 and December 29, 2006, JDI held 39 and 42 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with aggregate notional amounts of $280,280 and $300,848, respectively. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. JDI records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were $9,230, $16,003 and ($24,369) for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

As of December 28, 2007 and December 29, 2006, JDI held 96 and 88 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with aggregate notional amounts of $30,742 and $35,662, respectively. The maximum length of time over which JDI typically hedges cash flow exposures is 12 months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income (loss) and reclassified as a component to net income in the same period or periods during which the hedged transaction affects earnings. Net unrealized gains on cash flow hedging instruments of $579 and $22 were included in accumulated other comprehensive income at December 28, 2007 and December 29, 2006, respectively. There was no ineffectiveness related to cash flow hedging instruments during the fiscal years ended December 28, 2007 or December 29, 2006. Gains and losses existing at December 28, 2007, which are expected to be reclassified into the consolidated statements of operations from other comprehensive income during fiscal year 2008, are not expected to be significant.

JDI was party to three euro denominated interest rate swaps. All of these swaps were entered into in May 2002, with an expiration date in May 2007. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 13) with a final maturity of December 2011. Under the terms of these swaps, JDI paid a fixed rate of 4.8% and received three-month EURIBOR on the notional amount of the euro swaps for the life of the swaps. In connection with the April 2005 amendment to the senior secured credit facilities, all euro denominated term debt was paid in full. As a result, the three euro swaps were caused to be ineffective, requiring all previously unrealized losses to be recorded as a component of interest expense in the consolidated statements of operations at the repayment date. In April 2005, the Company recognized $8,692 of accumulated losses in interest expense in the consolidated statement of operations. Subsequent to April 2005, gains resulting from changes in the fair value of the euro swaps in the amounts of $1,329, $4,206 and $3,157 are recognized in interest expense in the consolidated statement of operations for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

JDI is currently party to four interest rate swaps with expiration dates of May 2009 and May 2010. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 13) with a final maturity of December 2011. Under the terms of these swaps, JDI pays fixed rates of 4.825%, 4.845%, 4.9% and 5.26% and receives three-month LIBOR on the notional amount for the life of the swaps. There was no ineffectiveness related to these swaps during the fiscal years ended December 28, 2007 or December 29, 2006.

All interest rate swaps are designated and qualify as cash flows hedging instruments and, therefore, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income (loss) and reclassified as a component to net income in the same period or periods during which the hedged exposure (interest) affects earnings. The net unrealized losses included in accumulated other comprehensive income, net of tax, were $2,893 and $412 for the years ended December 28, 2007 and December 29, 2006, respectively.

(15)	Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company’s Board of Directors approved a restructuring program (“November 2005 Plan”), which is expected to take three to four years to implement, and includes a redesign of the Company’s organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. In addition to the divestiture of the Polymer Business and CMA (see Note 7), the Company is considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

In connection with the November 2005 Plan, the Company recognized liabilities of $24,687, $112,996 and $4,462 in the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively, for the involuntary termination of 354, 1,415 and 27 employees of which 594, 1,167 and 19 were actually terminated as of December 28, 2007, December 29, 2006 and December 30, 2005, respectively. In fiscal year 2006, approximately 500 terminated employees were associated with the exit from a majority of the service-oriented laundry and ware wash business in the United States. In fiscal year 2007, most of the involuntary terminations were associated with the European business segment. The Company also recorded $2,552, $1,791 and $47 for other restructuring related costs during the twelve months ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

The activities associated with the November 2005 Plan for each of the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 were as follows:

	Employee- Related	Other	Total
Liability recorded as restructuring expense	$4,462	$47	$4,509
Liability adjustments[1]	383	—	383
Cash paid[2]	(2,545)	—	(2,545)

Liability balances as of December 30, 2005	$2,300	$47	$2,347
Liability recorded as restructuring expense	112,996	1,791	114,787
Cash paid[3]	(46,323)	(586)	(46,909)

Liability balances as of December 29, 2006	$68,973	$1,252	$70,225
Liability recorded as restructuring expense	24,687	2,552	27,239
Liability adjustments[4]	—	(70)	(70)
Cash paid[5]	(50,591)	(577)	(51,168)

Liability balances as of December 28, 2007	$43,069	$3,157	$46,226

[1]	Liability adjustments reflect the reclassification of amounts previously recorded in other liabilities.
[2]	Cash paid is reduced by $341 due to the effects of foreign exchange.
[3]	Cash paid is reduced by $3,317 due to the effects of foreign exchange.
[4]	Liability adjustments include reductions based on clarification of original assumptions, of which $74 resulted in reduction of restructuring expense and $4 was reclassified to other liabilities.
[5]	Cash paid is reduced by $681 due to the effects of foreign exchange.

Total plan-to-date expense associated with the November 2005 Plan, by reporting segment, is summarized as follows:

	Total Plan	Fiscal Year Ended
	To-Date	December 28, 2007	December 26, 2006	December 30, 2005
North America	$25,862	$4,664	$20,962	$236
Europe	91,948	21,922	68,223	1,803
Japan	2,551	787	1,764	—
Latin America	3,433	1,118	1,453	862
Asia Pacific	484	278	206	—
Other	22,183	(1,604)	22,179	1,608

	$146,461	$27,165	$114,787	$4,509

Exit and Acquisition-Related Restructuring Programs

During fiscal years 2004, 2003, and 2002, in connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. As of December 30, 2005, the Company had terminated 717 employees in completion of programs. The Company continues to make cash payments representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

	Exit Plans			Acquisition Related Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of December 31, 2004	$1,196	$294	$1,490	$7,197	$321	$7,518
Liability recorded as restructuring expense	—	—	—	12,567	601	13,168
Liability Adjustments[1]	—	—	—	7	17	24
Cash Paid[2]	(796)	(280)	(1,076)	(14,492)	(920)	(15,412)

Liability balances as of December 30, 2005	400	14	414	5,279	19	5,298
Liability recorded as restructuring expense	—	—	—	(232)	—	(232)
Cash Paid[2]	(138)	3	(135)	(2,421)	(150)	(2,571)

Liability balances as of December 29, 2006	262	17	279	2,626	(131)	2,495
Liability recorded as restructuring expense	99	—	99	(276)	17	(259)
Liability Adjustments[1]	—	—	—	—	(7)	(7)
Cash Paid[2]	(149)	(15)	(164)	(665)	(155)	(820)

Liability balances as of December 28, 2007	$212	$2	$214	$1,685	$(276)	$1,409

[1]	Liability adjustments reflect the reclassification of amounts previously recorded in other liabilities.
[2]	Cash paid includes the effects of foreign exchange.

(16)	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations, include the following:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Foreign currency translation (gain) loss	$(11,317)	$(11,384)	$25,675
Forward contracts (gain) loss	9,230	16,003	(24,369)
Other, net	1,291	613	(346)

	$(796)	$5,232	$960

(17)	Income Taxes

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments related to our consideration of uncertain tax positions, including interest and penalties. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards, tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

As a result of the separation from SCJ in 1999, the Company and its former parent, Holdco, entered into a tax sharing agreement to allocate responsibility for taxes between SCJ and the Company. In accordance with the terms of the agreement, the Company received $3,796 from SCJ in 2005 representing adjustments resulting from the closure of the U.S. income tax audit for the fiscal years ended June 30, 2000 and June 29, 2001; however, the payment is subject to further adjustment as a result of current and potential future tax audits as well as tax carryforward and carryback provisions. The payment relates to the ability to carryback certain credits to the pre-separation period that were generated by the Company subsequent to separation. These credits were generated and benefited by the Company in periods prior to 2005.

Income Tax Expense (Benefit)

The provision (benefit) for income taxes for continuing operations was comprised of:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Current tax expense (benefit):
Federal	$6,347	$(87,310)	$(6,467)
State	2,354	(10,606)	964
Foreign	36,724	25,854	21,283
Deferred tax expense (benefit):
Federal	(15,147)	(989)	116,470
Foreign	38,447	(15,324)	22,407

	$68,725	$(88,375)	$154,657

With the adoption of FIN 48, the Company decided to reclassify state tax expense for the fiscal years ended December 29, 2006 and December 30, 2005 in the amount of $1,061 and $923, respectively, from current federal tax expense to current state tax expense.

A reconciliation of the difference between the statutory U.S. federal income tax benefit to the Company’s income tax expense (benefit) for continuing operations is as follows:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Statutory U.S. federal income tax benefit	$(22,491)	$(92,504)	$(33,455)
State income taxes, net of federal benefit	70	(11,667)	41
Effect of foreign operations	(1,390)	(670)	(4,203)
Nondeductible goodwill	—	—	2,137
Nondeductible expenses	12,043	8,294	2,691
Increase in valuation allowance	71,589	11,162	180,944
Increase (decrease) in foreign earnings deemed remitted	294	(3,472)	1,722
Increase (decrease) in unrecognized tax benefits	9,374	3,589	5,309
Other	(764)	(3,107)	(529)

Income tax expense (benefit)	$68,725	$(88,375)	$154,657

Deferred Income Tax Assets and Liabilities

The differences between the tax bases of assets and liabilities and their financial statement carrying value that give rise to significant portions of deferred income tax assets or liabilities include the following:

	December 28, 2007	December 29, 2006
Deferred tax assets:
Employee benefits	$76,104	$68,848
Inventories	8,942	8,198
Accrued expenses	57,445	55,374
Net operating loss carryforwards	158,076	190,854
Other, net	5,623	—
Foreign tax credits	97,228	80,554
Valuation allowance	(295,376)	(260,870)

	$108,042	$142,958

Deferred tax liabilities:
Tangible assets	$4,154	$8,206
Intangible assets	135,752	127,333
Senior Discounted Notes	7,448	8,916
Foreign earnings deemed remitted	25,958	13,951
Other, net	—	5,428

	$173,312	$163,834

The valuation allowance at December 30, 2005 was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The combination of historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan caused the Company to reconsider the need for a valuation allowance against its U.S. deferred tax assets. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In certain cases, the negative evidence associated with historical losses cannot be overcome by management’s expectation of future taxable income. Based on the historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan, it was no longer more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional U.S. valuation allowance of $169,367 for the year ended December 30, 2005. However, in connection with the divestiture of the Polymer Business segment, $68,507 of the allowance was reversed in fiscal year 2006, the benefit for which was recognized in discontinued operations.

The valuation allowance at December 29, 2006 and December 28, 2007 was also determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Based on the continued historical U.S. tax losses and the anticipated additional expenses to be incurred in the U.S. as part of the November 2005 Plan, the Company continued to conclude that it was not more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional U.S. valuation allowance of $9,687 and $42,547 for continuing operations for the years ended December 29, 2006 and December 28, 2007, respectively. The Company does not believe the valuation allowances recorded in fiscal years 2005, 2006 and 2007 are indicative of future cash tax expenditures. If the November 2005 Plan produces the results anticipated by management, the Company anticipates that all or a portion of the valuation allowance would reverse in future periods, similar to the partial reduction of valuation allowance in discontinued operations for fiscal year 2006 related to the divestiture of the Polymer Business segment.

The Company has foreign net operating loss carryforwards, as per the tax returns, totaling $469,064 that expire as follows: fiscal 2008 – $3,561; fiscal 2009 – $17,074; fiscal 2010 – $29,446; fiscal 2011 – $34,972; fiscal 2012 –$27,707; fiscal 2013 and beyond – $188,618; and no expiration – $167,686.

The Company also has foreign tax credit carryforwards, as per the tax returns, totaling $77,587 that expire as follows: fiscal 2009 – $649; fiscal 2010 – $152; fiscal 2011 – $270; fiscal 2012 – 5,047; fiscal 2013 and beyond – $61,105; and no expiration – $10,364. The Company also has U.S. federal and state net operating loss carryforwards as per the tax returns, totaling $148,330 and $683,688, respectively. The federal net operating loss carryforward expires as follows: 2025 – $43,828; and 2027 – $104,502. The state net operating loss carryforwards expire in various amounts over one to twenty years. Valuation allowances of $295,376 and $260,870 as of December 28, 2007 and December 29, 2006, respectively, have been provided for deferred income tax benefits related to the foreign, federal and state loss carryforwards, tax credits, and other net deferred tax assets where it is more likely than not that amounts may not be realized. The valuation allowance at December 28, 2007 includes $2,331 related to acquired foreign loss carryforwards. Any tax benefits subsequently recognized for the acquired foreign loss carryforwards will be allocated to reduce goodwill.

Adoption of FIN No. 48

The Company adopted the provisions of FIN No. 48 at the beginning of the 2007 fiscal year. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of adoption of FIN No. 48, an adjustment of approximately $200 was recognized as an increase to beginning retained earnings. As of the adoption date, the Company had gross unrecognized tax benefits for uncertain tax positions of $83,300, including interest and penalties and positions impacting only the timing of tax benefits, of which $32,700, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). Additionally, as of the adoption date, $4,800 of unrecognized tax benefits would, if recognized, reduce goodwill. The Company recognizes interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of the beginning of the 2007 fiscal year, the Company had accrued interest and penalties of $7,100 related to unrecognized tax benefits.

As of December 28, 2007, the Company had gross unrecognized tax benefits for uncertain tax positions of $119,539, including interest and penalties and positions impacting only the timing of tax benefits, of which $43,648, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). Additionally, $4,800 of unrecognized tax benefits would, if recognized, reduce goodwill. As of the end of the 2007 fiscal year, the Company had accrued interest and penalties of $10,800 related to unrecognized tax benefits, of which $3,700 was recorded as income tax expense during the fiscal year ended December 28, 2007.

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

The Company is currently under audit by various state and international tax authorities. The statute of limitation for tax assessments will expire in many jurisdictions during 2008. Based on the anticipated outcomes of these tax audits and the potential lapse of statutes of limitation, it is reasonably possible there could be a reduction of $23,100 (including interest and penalties) in unrecognized tax benefits during 2008.

The following table represents a tabular reconciliation of total gross unrecognized tax benefits for the fiscal year ended December 28, 2007:

Unrecognized tax benefits as of December 30, 2006	$78,697
Gross increases - tax positions in prior period	8,066
Gross decreases - tax positions in prior period	(17,081)
Gross increases - current-period tax positions	39,167
Lapse of statute of limitations	(125)

Unrecognized tax benefits as of December 28, 2007	$108,724

Other Income Tax Information

The Company reported income tax benefit of $1,315 on pre-tax loss from discontinued operations of $101 for the fiscal year ended December 28, 2007. The difference in the effective tax rate as compared to the statutory rate is primarily attributable to adjustments made to reconcile the 2006 income tax provision amounts to the final 2006 income tax returns.

Pretax income (loss) from foreign continuing operations was $93,261, ($4,902) and $75,341, for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively. Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. As of December 28, 2007, federal and state taxes have not been provided for the repatriation of unremitted earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

During 2006, the Company closed income tax audits for Holdings (U.S.) for the 2002 and 2003 tax periods, for JohnsonDiversey (France) S.A.S. for the 2002 through 2004 tax periods, for Johnson Professional Co., Ltd. (Japan) for the 2003 through 2005 tax periods, and other income tax audits covering various entities for various previous tax periods. Based on the results of these income tax audits, the Company reduced tax contingency reserve by $11,840 in 2006, of which $6,915 was recorded as a credit to goodwill and $4,925 was recorded as a credit to income tax expense from continuing operations. The Company continues to provide tax contingency reserve for known income tax exposures globally.

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

(18)	Defined-Benefit Plans

Employees around the world participate in various local pension and other defined benefit plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation, either earned throughout that service or during the final years of employment. Some smaller plans also provide long-service payments.

Global Defined Benefit Pension Plans

The following table provides a summary of the changes in the Company’s plans’ benefit obligations, assets and funded status during fiscal years 2007 and 2006, and the amounts recognized in the consolidated balance sheets, in respect of those countries where the pension liabilities exceeded a certain threshold (approximately $5,000).

	Fiscal Year Ended
	December 28, 2007			December 29, 2006
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Change in benefit obligations:
Benefit obligation at beginning of period	$242,806	$69,145	$482,383	$247,329	$77,690	$495,630
Service cost	10,714	1,256	18,681	11,118	1,348	20,198
Interest cost	13,983	1,565	22,274	14,412	1,566	20,287
Plan participant contributions	425	—	3,466	—	—	2,871
Actuarial (gain) loss	(9,797)	1,392	(58,851)	(4,451)	(3,091)	(32,655)
Benefits paid	(35,625)	(4,744)	(15,107)	(25,174)	(3,061)	(22,111)
(Gain) loss due to exchange rate movements	8,569	3,706	38,220	117	(618)	49,706
Plan amendments	—	—	—	131	—	(10,326)
Acquisitions	—	—	5,120	—	—	9,523
Curtailments, settlements and special termination benefits	(234)	—	(1,939)	(676)	(4,689)	(50,740)

Benefit obligation at end of period	$230,841	$72,320	$494,247	$242,806	$69,145	$482,383

Change in plan assets:
Fair value of plan assets at beginning of period	$211,162	$32,002	$347,660	$170,119	$34,324	$317,359
Actual return on plan assets	15,865	356	8,882	18,440	1,550	24,345
Employer contribution	27,226	3,826	26,036	47,861	4,166	28,671
Plan participant contributions	425	—	3,466	—	—	2,871
Benefits paid	(35,625)	(4,744)	(15,107)	(25,174)	(3,061)	(22,111)
Gain (loss) due to exchange rate movements	7,238	1,702	28,606	(84)	(305)	34,094
Acquisitions	—	—	1,919	—	—	7,578
Settlements	—	—	—	—	(4,672)	(45,147)

Fair value of plan assets at end of period	$226,291	$33,142	$401,462	$211,162	$32,002	$347,660

Net amount recognized:
Funded status	$(4,550)	$(39,178)	$(92,785)	$(31,644)	$(37,143)	$(134,723)
Employer contributions between measurement date and year-end	165	—	—	35	—	—
Unrecognized net actuarial loss	—	—	—	71,137	25,015	48,348
Unrecognized prior service (credit) cost	—	—	—	(69)	23	(12,790)
Unrecognized transition obligation	—	—	—	—	325	1,995

Net amount recognized	$(4,385)	$(39,178)	$(92,785)	$39,459	$(11,780)	$(97,170)

Net amount recognized in consolidated balance sheets consists of:
Noncurrent asset	$9,293	$—	$15,438	$—	$—	$—
Current liability	(207)	(165)	(2,588)	—	—	—
Noncurrent liability	(13,471)	(39,013)	(105,635)	—	—	—
Prepaid benefit cost	—	—	—	42,962	637	289
Accrued benefit liability	—	—	—	(3,503)	(12,417)	(97,459)
Additional minimum liability	—	—	—	(59,154)	(24,686)	(12,247)
Intangible assets	—	—	—	174	347	961
Accumulated other comprehensive income	—	—	—	58,980	24,339	11,286

Net amount recognized	$(4,385)	$(39,178)	$(92,785)	$39,459	$(11,780)	$(97,170)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain) loss	$52,238	$26,390	$(1,287)	$—	$—	$—
Prior service (credit) cost	(59)	18	(13,252)	—	—	—
Transition obligation	—	218	2,017	—	—	—

Total	$52,179	$26,626	$(12,522)	$—	$—	$—

The Company adopted the funded status provisions of SFAS No. 158 at December 28 2007 resulting in an increase in net pension liabilities of $33,609, which was substantially offset to accumulated other comprehensive income.

In December 2007, the Company determined that its defined benefit plans at its subsidiary in Austria met the materiality threshold for accounting and reporting under SFAS No. 87, “Employers’ Accounting for Pensions.” The plan assets, obligations and related activity are shown in the acquisitions line of the tables represented above.

During fiscal year 2007, the Company recognized the settlement of defined benefits to former North American Professional and Polymer employees, resulting in related losses of $6,841 and $1,226, respectively. The Company recorded the Professional losses, which are related to the November 2005 Plan, in selling, general and administrative expenses in the consolidated statement of operations. The Polymer related losses were recorded as a component of discontinued operations in the consolidated statement of operations.

During fiscal year 2007, the Company’s Italian subsidiary recognized curtailment losses of $845 relating to legislative changes to the mandatory termination indemnity program. The Company recorded the losses in selling, general and administrative expenses in the consolidated statement of operations.

During fiscal year 2007, in association with restructuring activities in Italy, France and the United Kingdom, the Company recognized net curtailment and settlement losses of $443.

In December 2007, the Company’s German subsidiary recorded losses of $156 related to the settlement of certain defined benefits.

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

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 28, 2007 were as follows:

	December 28, 2007			December 29, 2006
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$61,021	$72,320	$380,769	$235,332	$68,986	$482,361
Fair value of plan assets	47,178	33,142	272,546	202,850	31,237	347,623

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 28, 2007 and December 29, 2006 were as follows:

	December 28, 2007			December 29, 2006
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$4,596	$72,320	$140,706	$190,550	$68,986	$258,631
Accumulated benefit obligation	4,440	71,560	130,413	188,137	68,328	232,792
Fair value of plan assets	—	33,142	59,185	164,528	31,237	152,344

Actuarial calculations were computed using the following weighted-average rates:

	December 28, 2007			December 29, 2006
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Weighted-average discount rate	5.92%	2.05%	4.95%	5.66%	2.25%	4.82%
Weighted-average rate of increase in future compensation levels	4.25%	4.00%	2.84%	4.41%	4.00%	3.11%
Weighted-average expected long-term rate of return on plan assets	7.90%	3.62%	6.45%	7.91%	2.75%	6.93%

The components of net periodic benefit cost for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively, were as follows:

	Fiscal Year Ended
	December 28, 2007			December 29, 2006			December 30, 2005
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Service cost	$10,714	$1,256	$18,681	$11,118	$1,348	$20,198	$11,267	$1,543	$20,849
Interest cost	13,983	1,565	22,274	14,412	1,566	20,287	13,269	1,588	20,775
Expected return on plan assets	(16,562)	(793)	(23,518)	(14,734)	(610)	(21,044)	(14,175)	(633)	(18,550)
Amortization of net loss	3,182	1,803	1,633	3,322	2,348	2,613	3,645	2,497	2,508
Amortization of transition obligation	—	120	199	—	234	182	—	252	—
Amortization of prior service (credit) cost	(18)	5	(739)	(28)	5	(679)	(31)	(161)	(108)
Curtailments, settlements and special termination benefits	8,067	—	1,444	1,448	1,951	188	150	—	(2,406)

Net periodic pension cost	$19,366	$3,956	$19,974	$15,538	$6,842	$21,745	$14,125	$5,086	$23,068

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected pension benefit disbursements for each of the next five years and the five succeeding years are as follows:

Year	North America Plans	Japan Plans	Rest of World Plans
2008	$11,007	$3,444	$16,847
2009	11,389	3,503	15,223
2010	13,327	3,423	17,765
2011	14,428	3,545	17,616
2012	14,445	3,572	18,631
Next five years thereafter	96,272	17,533	112,238

Defined Benefit Pension Plans

The Company uses a measurement date of October 31 for its U.S. based pension plans, and December 31 for its non-U.S. based pension plans.

The following represents the weighted-average asset allocation by asset category for the Company’s North America, Japan and Rest of World defined benefit pension plans on December 28, 2007:

	North America Plans		Japan Plans		Rest of World Plans
Asset Class	Allocation	Target	Allocation	Target	Allocation	Target
Non-U.S. Equities	19%	19%	26%	26%	25%	25%
U.S. Equities	30%	29%	6%	6%	21%	21%
Non-U.S. Fixed Income	8%	8%	12%	12%	29%	29%
U.S. Fixed Income	38%	39%	3%	3%	10%	10%
Non-U.S. Real Estate	0%	0%	0%	0%	8%	8%
U.S. Real Estate	3%	3%	0%	0%	4%	4%
Cash and Cash Equivalents	2%	2%	53%	53%	3%	3%

Employer Contributions

The Company expects to contribute approximately $17,331, $5,100 and $25,034 respectively, to its North America, Japan and Rest of World defined benefit pension plans during fiscal year 2008.

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

North America	Expected Return
Canada	7.50%
United States	8.00%

Japan
Japan	3.75%

Rest of World
Austria	5.00%
Belgium	7.25%
Germany	5.50%
Ireland	7.00%
Netherlands	6.75%
Switzerland	5.75%
United Kingdom	7.00%

Supplemental Separation Pay Plan

The Company also has an unfunded supplemental separation pay plan. This plan provides retirement benefits for employees formerly with SCJ who were hired before 1995. The projected benefit obligation was $5,776 and $5,903 as of December 28, 2007 and December 29, 2006, respectively, and is included in accrued expenses on the consolidated balance sheet. The accumulated benefit obligation was $4,305 and $4,357 as of December 28, 2007 and December 29, 2006, respectively.

In January 2008, the Company terminated and settled the plan, resulting in distributions equivalent to accrued expenses. The Company has no further obligations in respect of the plan.

(19)	Other Post-Employment Benefits

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

	Fiscal Year Ended
	December 28, 2007	December 29, 2006
Change in benefit obligations:
Benefit obligation at beginning of period	$96,671	$96,223
Service cost	2,394	2,506
Interest cost	5,660	5,300
Actuarial (gain) loss	(16,808)	4,970
Benefits paid	(4,941)	(5,897)
Loss due to exchange rate movements	526	506
Acquisitions	256	—
Curtailments, settlements and special termination benefits	—	(6,937)

Benefit obligation at end of period	$83,758	$96,671

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	4,941	5,897
Plan participants contribution	1,183	820
Benefits paid	(6,124)	(6,717)

Fair value of plan assets at end of period	$—	$—

Net amount recognized:
Funded status	$(83,758)	$(96,671)
Employer contributions between measurement date and year-end	616	1,043
Unrecognized net actuarial loss	—	31,782
Unrecognized prior service credit	—	(2,816)

Accrued benefit costs	$(83,142)	$(66,662)

Net amount recognized in consolidated balance sheets consists of:
Current liability	$(3,786)	$—
Noncurrent liability	(79,356)	—
Accrued benefit liability	—	(66,662)

Net amount recognized	$(83,142)	$(66,662)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$13,518	$—
Prior service credit	(2,533)	—

Total	$10,985	$—

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 6.06% and 5.82% at December 28, 2007 and December 29, 2006, respectively. The components of net periodic benefit cost for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005 were as follows:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006	December 30, 2005
Service cost	$2,394	$2,506	$3,355
Interest cost	5,660	5,300	4,896
Amortization of net loss	1,401	1,050	751
Amortization of transition obligation	—	—	287
Amortization of prior service (credit) cost	(187)	(191)	50
Curtailments, settlements and special termination benefits	(129)	(927)	—

Net periodic benefit cost	$9,139	$7,738	$9,339

The Company adopted the funded status provisions of SFAS No. 158 at December 28, 2007 resulting in an increase in pension liabilities of $10,985, which was substantially offset to accumulated other comprehensive income.

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

For the fiscal year ended December 28, 2007, healthcare cost trend rates were assumed to be 4% for international plans, and for U.S. plans 8% for 2008-2010 then downgrading 1% per year to 5% in 2013. In Canada, we are using 9.5% in 2008 and downgrading to 5% by 2017. For the fiscal year ended December 29, 2006, healthcare cost trend rates were assumed to be in a range of 3% to 4% for international plans and 9% downgrading to 5% by 2011 for domestic plans. The assumed healthcare cost trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the fiscal year ended December 28, 2007:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$839	$(643)
Effect on post-retirement benefit obligation	7,746	(6,721)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits for each of the next five years and succeeding five years are as follows:

Year
2008	$3,786
2009	4,505
2010	5,260
2011	5,768
2012	6,066
Next five years thereafter	33,181

(20)	Other Employee Benefit Plans

Discretionary Profit-Sharing Plan

The Company has a discretionary profit-sharing plan covering certain employees. Under the plan, the Company expensed $8,560, $9,680 and $9,432 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Defined Contribution Plans

The Company has various defined contribution benefit plans which cover certain employees. The Company has expanded use of such plans in select countries where they have been used to supplement or replace defined benefit plans.

In the Company’s North American segments, participants can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 40l(k) tax-deferred option. In association with these plans, the Company paid $5,087 and $5,319 for matching contributions during the fiscal years ended December 28, 2007 and December 29, 2006, respectively. The Company’s other business segments contributed $6,109 and $5,326 to defined contribution plans during the fiscal years ended December 28, 2007 and December 29, 2006, respectively.

(21)	Fair Value of Financial Instruments

The book values of the Company’s financial instruments including cash and cash equivalents, trade receivables, trade payables and derivative instruments approximates their respective fair values.

The book values and estimated fair values of borrowings are reflected below:

	December 28, 2007		December 29, 2006
	Book Value	Fair Value	Book Value	Fair Value
Short-term borrowings and current portion of long term debt	$32,079	$32,079	$48,603	$48,603
Long-term borrowings	1,454,432	1,464,750	1,407,470	1,445,951

The fair values of long-term borrowings were estimated using quoted market prices. The book values of short-term borrowings approximate fair value due to the short-term nature of the instruments (see Note 13).

(22)	Stock-Based Compensation

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

Options issued under the modified Plan were 153,622 for the period ended December 30, 2005. Further, the board of directors approved discretionary stock options to certain employees under the modified Plan. Discretionary stock options issued under the Plan were 4,570 for the period ended December 30, 2005.

Compensation expense recorded by the Company related to restricted stock and debt forgiveness, net of forfeitures, was $155, ($522), and ($171) for the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively.

A summary of stock option activity and average exercise price is as follows:

	Number of Shares	Weighted- Average Exercise Price
Shares under option at December 31, 2004	409,049	$119.39
Options granted	158,192	143.06
Options lapsed or surrendered	(47,041)	126.81
Options exercised	(19,062)	118.41

Shares under option at December 30, 2005	501,138	126.20
Options tendered	(375,588)	129.45
Options lapsed or surrendered	(1,809)	135.94
Options exercised	(230)	111.53

Shares under option at December 29, 2006	123,511	116.12
Options lapsed or surrendered	(260)	140.09

Shares under option at December 28, 2007	123,251	$116.07

Information related to stock options outstanding and stock options exercisable as of December 28, 2007, is as follows:

Weighted-Average Price Range	Number of Shares		Weighted-Average Remaining Contractual Life (in Years)
	Outstanding	Exercisable
$ 82.63	26,316	26,316	2
114.16	27,675	27,675	3
136.05	9,850	9,850	1
106.93	11,375	11,375	2
115.07	12,500	12,500	3
136.79	16,920	—	3
143.06	18,615	—	4

	123,251	87,716

Exercisable options held by employees at December 28, 2007 were 87,716. The weighted-average exercise price for options exercisable at December 28, 2007 was $106.35.

As of December 28, 2007, there was a total of 35,535 nonvested options outstanding at weighted-average fair value of $45.93 per share, and there was $612 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. The cost is expected to be recognized over the next two years. The Company recorded related compensation expense of $515 and $628 in the fiscal years ended December 28, 2007 and December 29, 2006, respectively.

Adoption of New Cash-Based Long-Term Incentive Program

In December 2005, the Company approved a new long-term incentive program, which became effective at the beginning of fiscal year 2006. The new program is not stock-based; rather, it provides for the accumulation of long-term cash awards based on three-year financial performance periods. The new awards are earned through service. The compensation expense related to the services rendered were $16,805 and $5,778 for the fiscal years ended December 28, 2007 and December 29, 2006, respectively. Payments to be made to employees under this long-term incentive program will be made in 2009 and therefore the liability is shown as a long-term obligation in the Company’s consolidated balance sheet.

(23)	Lease Commitments

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment under long-term, noncancelable operating leases. Certain of the leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. At December 28, 2007, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, in each of the next five fiscal years and thereafter were as follows:

Year
2008	$56,144
2009	39,124
2010	25,450
2011	13,469
2012	11,322
Thereafter	44,652

$190,161

Total rent expense under all leases was $72,086, $75,813 and $75,781 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

(24)	Related-Party Transactions

JDI purchases certain raw materials and products from SCJ, which, like JDI, is majority-owned by the descendants of Samuel Curtis Johnson. Total inventory purchased from SCJ was $25,277, $29,003 and $31,019 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

SCJ also provides certain administrative, business support and general services, including shared facility services to JDI. In addition, JDI leases certain facilities from SCJ. Charges for these services and leases totaled $15,392, $14,923 and $12,134 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

JDI licenses the use of certain trade names, housemarks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled $6,109, $4,666 and $4,482 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

SCJ purchases certain raw materials and products from JDI. Total inventory purchased by SCJ from JDI was $2,183, $14,786 and $21,627 for the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively.

In June 2006, in connection with the divestiture of the Polymer Business, JDI entered into a toll manufacturing agreement with SCJ. In addition, JDI and SCJ entered a toll manufacturing agreement covering its North American business. Under both agreements, SCJ supports and performs certain manufacturing functions at its Waxdale operation in the United States. In association with these tolling agreements, JDI paid SCJ $5,884 and $2,383 during the fiscal year ended December 28, 2007 and December 29, 2006 respectively.

JDI has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. Service fees paid to the Johnson Financial Group totaled $118, $140 and $137, for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

JDI leased its North American headquarters building from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. JDI’s operating lease costs were $700, $806 and $789 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

On December 20, 2007, JDI purchased the land and building from Willow Holdings, LLC for $5,788. As part of the purchase, the parties terminated the lease arrangements. JDI and Willow Holdings, LLC also entered into a Right of First Offer Purchase Agreement which provides Willow Holdings, LLC the opportunity to purchase the property in the event JDI desires to sell the property.

In connection with the acquisition of the DiverseyLever business, JDI and various of their subsidiaries entered into a sales agency agreement with Unilever whereby, subject to limited exceptions, JDI and various of their subsidiaries act as Unilever’s sales agents in the sale of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the closing of the acquisition. The original term of the sales agency agreement was extended until December 31, 2007. On October 11, 2007 JDI and Unilever executed an umbrella agreement (the “Umbrella Agreement”) pursuant to which the parties agreed to the terms of (i) a new agency agreement (the “New Agency Agreement”) that is substantially similar to the prior agency agreement (the “Prior Agency Agreement”) and that applies to Ireland, the United Kingdom, Portugal and Brazil and (ii) a master sub-license agreement (the “License Agreement” and collectively with the Umbrella Agreement and the New Agency Agreement, the “Replacement Agreements”) under which Unilever agreed to grant JDI and their affiliates a license to produce and sell professional packs of Unilever’s consumer brand cleaning products in 31 other countries that were subject to the Prior Agency Agreement. Under the Umbrella Agreement, JDI and their affiliates also entered into agreements with Unilever to distribute consumer packs of Unilever’s consumer brand cleaning products in the same 31 countries as the License Agreement. The New Agency Agreement, the License Agreement and the consumer pack distribution arrangements took effect on January 1, 2008.

Amounts earned under the prior sales agency agreement totaled $91,928, $85,516 and $94,105 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Under the dispensed products license agreement, Unilever has granted JDI a license to use certain intellectual property relating to the products JDI sells for use in certain personal care product dispensing systems. The dispensed products license agreement by its terms, terminates on May 2, 2007 but is automatically renewed for successive one year periods. Either party may terminate the dispensed products license agreement or the licenses granted under the agreement by providing six months’ written notice prior to any anniversary of the dispensed products license agreement. The dispensed products license agreement has been extended to May 2, 2008. Payments to Unilever under the dispensed products license agreement totaled $924, $877 and $764 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

Under the transitional services agreement, Unilever provided JDI with a wide range of support services that were intended to ensure the smooth transition of the DiverseyLever business from Unilever to JDI. Unilever provided most services for no more than 24 months, and, accordingly, services under the transitional services agreement have been terminated.

In association with the continuation of various support services and reimbursement of benefit related costs not covered by the transitional service agreement, JDI paid Unilever $4, $845 and $912 for the fiscal years ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively.

JDI purchases certain raw materials and products from Unilever, acts as a co-packer for Unilever and also sells certain finished goods to Unilever as a customer. Total purchases of inventory by JDI from Unilever, excluding inventories associated with the sales agency agreement, were $20,495, $16,346 and $12,453, respectively, for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005. Total sales of finished product by JDI to Unilever were $46,890, $48,167 and $44,544, for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

JDI recognized interest income of $2,583, $2,464 and $3,317 for the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively, related to certain long-term acquisition related receivables from Unilever. JDI received $0, $0 and $4,773 during the fiscal years ended December 28, 2007, December 29, 2006 and December 30, 2005, respectively, in partial settlement of the interest due.

Related-party receivables and payables at December 28, 2007 and December 29, 2006 consisted of the following:

	December 28, 2007	December 29, 2006
Included in accounts receivable – related parties:
Receivable from Holdco	$553	$534
Receivable from SCJ	155	810
Receivable from Unilever	31,007	25,987
Receivable from other related parties	—	147
Long-term acquisition-related receivable from Unilever	78,954	71,392
Included in accounts payable – related parties:
Payable to SCJ	4,446	5,494
Payable to Unilever	47,462	49,929
Payable to other related parties	19	31
Long-term acquisition-related payables to Unilever	31,101	29,357
Long-term payable to other related parties	—	123

(25)	Other Comprehensive Income

Components of other comprehensive income are disclosed, net of tax, in the consolidated statements of stockholders’ equity. The following table reflects the gross other comprehensive income and related income tax (expense) benefit.

	Fiscal Year Ended
	December 28, 2007			December 29, 2006
	Gross	Tax	Net	Gross	Tax	Net
Foreign Currency translation adjustments:
Balance at beginning of year	$253,076	$(16,046)	$237,030	$171,370	$(15,655)	$155,715
Foreign Currency translation adjustments	127,526	4,722	132,248	81,706	(391)	81,315

Balance at end of year	380,602	(11,324)	369,278	253,076	(16,046)	237,030

Adjustments to minimum pension liability:
Balance at beginning of year	(94,968)	36,653	(58,315)	(122,235)	44,473	(77,762)
Adjustments to minimum pension liability excluding FAS 158	62,116	(25,716)	36,400	27,267	(7,820)	19,447

Balance at end of year	(32,852)	10,937	(21,915)	(94,968)	36,653	(58,315)

Unrealized gains (losses) on derivatives:
Balance at beginning of year	(626)	236	(390)	(275)	97	(178)
Gains (losses) in fair value of derivatives	(3,604)	1,290	(2,314)	(626)	236	(390)
Reclassification of prior unrealized losses in net income	626	(236)	390	275	(97)	178

Balance at end of year	(3,604)	1,290	(2,314)	(626)	236	(390)

Total accumulated other comprehensive income, net before adjustments to adopt FAS 158	344,146	903	345,049	157,482	20,843	178,325
Adjustments to adopt FAS 158	(44,830)	(1,270)	(46,100)	—	—	—

Total accumulated other comprehensive income, net after adjustments to adopt FAS 158	$299,316	$(367)	$298,949	$157,482	$20,843	$178,325

(26)	Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

In connection with the acquisition of the DiverseyLever business, the Company entered into a Stockholders’ Agreement with its stockholders, Holdco and Marga B.V., as amended and restated as of January 2008. The Stockholders’ Agreement relates to, among other things:

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

Holdings did not meet the cumulative cash flow requirement for the measurement periods ended December 28, 2007 and December 29, 2006 and will not be required to make a contingent payment.

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

From May 3, 2007 through May 3, 2008, prior to commencing an Early Sale, Unilever must notify the Company of its intention to sell its shares and the Company has the right of first offer to purchase the shares beneficially owned by Unilever at the price and on the terms specified by Unilever. If the Company does not elect to purchase the shares, Unilever may commence an Early Sale. Prior to completing that sale, however, Unilever must again offer the shares to the Company, and the Company has a right of first refusal to purchase the shares. The price for the shares under the Company’s right of first refusal would be the price at which the shares are offered to the third-party purchaser plus a premium equal to 3% of that third-party price, with a maximum aggregate premium of $15,000 and a minimum aggregate premium of $10,000. The maximum and minimum limitations applicable to the premium are prorated to the extent that the Company had previously purchased shares held by Unilever. The premium would be paid by Holdco. Notwithstanding the foregoing, if Unilever has not notified the Company of its intention to sell its shares pursuant to an Early Sale prior to May 3, 2008, Unilever would be required to first exercise its put option prior to selling its shares to a third party as described in this paragraph.

Purchase of Additional Shares from Holdco. Under the Stockholders’ Agreement, on the earlier of May 3, 2010 and the date on which Unilever sells all of its shares of the Company to the Company or a third party in accordance with the terms of the Stockholders’ Agreement, Unilever will have the right to buy from Holdco that number of class A common shares of the Company (the “Additional Shares”) equal to the lesser of (i) 1.5% of the total outstanding shares of the Company and (ii) the largest whole number of class A common shares, the aggregate value (as determined pursuant to the Stockholders’ Agreement) of which does not exceed $40,000. The purchase price to be paid by Unilever to Holdco for such Additional Shares would be $.01 per share. Unilever may then require the immediate repurchase by Holdco of the Additional Shares at a price determined in accordance with the Stockholders’ Agreement. The obligations to transfer the Additional Shares and repurchase those shares are obligations solely of Holdco.

(27)	Stockholders’ Equity

In December 2005, the Company declared and paid, a special dividend payment of $35,200 to Holdco in order to facilitate the cash requirements of the Holdco tender offer (see Note 22). In conjunction with tender offer, Holdco pushed-down a $5,136 non-cash equity contribution in the form of compensation expense paid by Holdco on behalf of the Company. During fiscal year 2006, Holdco pushed-down an additional contribution of $393 in completion of the tender offer. In consideration of the special dividend, the Company, Holdco and Unilever agreed to amend the stockholders’ agreement. The amendment effectively increases the amount of final purchase price paid to Unilever at the final exit date by $13,140, plus applicable interest from the date the special dividend was paid to Holdco. The Company recorded the additional obligation to Unilever by increasing the carrying value of the Class B common stock subject to put and call options on the consolidated balance sheet.

During calendar years 1999, 2000 and 2005, the Company received notes from several of its employees in connection with their purchases of shares of Class C common stock of Holdco, which currently owns two-thirds of the equity interests of Holdings, the Company’s parent. None of the notes received by the Company in 2005 were from officers.

During fiscal year 2006, in association with the cancellation of the Company’s equity-based long-term incentive plan (see Note 22), all management loans related to purchases of Class C common stock of Holdco were repaid.

(28)	Commitments and Contingencies

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

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination. In fiscal 2002 and 2003, the Company estimated costs and recorded liabilities of $11,800 representing the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement. During fiscal year 2005, the Company reduced its environmental reserves by $2,916 in conjunction with the completion of remediation activities or determination that the need for remediation was no longer probable. The reserve reduction was offset in selling, general and administrative expenses in the consolidated statements of operations. As of December 28, 2007, the Company maintained related reserves of $8,600 on a discounted basis ($10,400 on an undiscounted basis). The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

JDI is a licensee of certain chemical production technology used globally. The license agreement provides for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, JDI does not expect to meet the minimum guaranteed payments. In accordance with the requirements of SFAS No. 5, JDI has estimated its possible range of loss as $1,943 to $3,446 and, in accordance with FASB Interpretation No. 14, has recorded a contingent loss of $1,943 in selling, general and administrative expenses during the twelve months ended December 28, 2007.

(29)	Segment Information

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

	Fiscal Year Ended December 28, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other[1]	Total Company
Net sales	$798,611	$1,616,973	$281,704	$226,848	$224,523	$(18,611)	$3,130,048
Operating profit	38,401	65,922	15,916	15,770	6,312	(64,308)	78,013
Depreciation and amortization	31,146	56,028	10,138	8,692	8,391	42,351	156,746
Interest expense	11,301	69,746	750	2,682	3,339	65,295	153,113
Interest income	6,183	11,039	77	63	675	(7,994)	10,043
Total assets	497,639	2,011,604	274,881	216,719	202,482	251,484	3,454,809
Goodwill	171,505	826,265	104,063	83,706	66,096	45,272	1,296,907
Capital expenditures, including capitalized computer software	18,926	44,529	4,361	10,981	9,197	23,165	111,159
Long-lived assets[2]	297,003	1,143,854	152,562	121,909	96,663	293,527	2,105,518

	Fiscal Year Ended December 29, 2006
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other[1]	Total Company
Net sales	$828,524	$1,435,942	$295,735	$195,388	$193,416	$(20,752)	$2,928,253
Operating profit (loss)	(53,810)	(10,632)	10,088	12,512	(991)	(66,281)	(109,114)
Depreciation and amortization	73,527	57,694	7,501	8,153	7,730	43,805	198,410
Interest expense	10,848	69,022	888	4,593	3,669	73,900	162,920
Interest income	15,159	11,586	9	219	499	(14,477)	12,995
Total assets	70,543	1,920,219	275,499	180,936	176,105	698,008	3,321,310
Goodwill	190,356	747,638	110,410	75,988	60,389	11,323	1,196,104
Capital expenditures, including capitalized computer software	17,470	36,316	4,352	8,408	7,689	19,146	93,381
Long-lived assets[2]	307,437	1,057,960	150,930	108,268	87,929	283,747	1,996,271

	Fiscal Year Ended December 30, 2005
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other[1]	Total Company
Net sales	$846,873	$1,440,237	$329,016	$173,406	$179,105	$(20,115)	$2,948,522
Operating profit	18,205	72,929	23,163	10,243	5,766	(52,914)	77,392
Depreciation and amortization	51,348	57,307	7,799	7,388	8,427	51,179	183,448
Interest expense	10,864	92,400	3,666	7,956	4,690	61,362	180,938
Interest income	4,644	14,190	1	611	117	(10,707)	8,856
Total assets	83,004	1,658,180	292,459	181,753	155,924	952,650	3,323,970
Goodwill	184,059	683,607	112,894	74,153	53,872	23,200	1,131,785
Capital expenditures, including capitalized computer software	16,724	31,684	2,807	7,069	7,161	26,724	92,169
Long-lived assets[2]	371,528	986,036	161,475	105,365	80,538	299,306	2,004,248

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in unconsolidated subsidiaries.

(30)	Quarterly Financial Data (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	March 30, 2007	March 31, 2006	June 29, 2007	June 30, 2006	September 28, 2007	September 29, 2006	December 28, 2007	December 29, 2006
Net sales[1]	$709,228	$691,371	$795,350	$757,381	$791,438	$739,471	$834,032	$740,030
Gross profit[1]	295,788	284,587	335,272	327,236	340,669	312,957	356,233	300,689
Net income (loss)[2]	(47,837)	(122,202)	(30,899)	240,053	(26,480)	(21,794)	(26,556)	1,921

[1]	Amounts include results from continuing operations.

[2]	During the fourth quarter of fiscal year 2007, the Company recorded a charge of $4,000 related to a pending litigation claim at its corporate operations.

During the third quarter of fiscal year 2006, the Company estimated and recorded an impairment charge of $5,139 on amortizable intangible assets associated with its divestiture of the Auto-Chlor branch operation in the southern United States. During the fourth quarter of fiscal year 2006, the Company revised its original estimate resulting in the reversal of $2,366 of that impairment charge (see Note 6).

During the second quarter of fiscal year 2006, the Company divested of its Polymer Business segment (see Note 7) resulting in after tax gain of approximately $225,447.

During the first quarter of fiscal year 2006, the Company recorded restructuring expense of $42,800 and selling, general and administrative expenses of $57,600 related to the November 2005 Plan (see Note 15).

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of JohnsonDiversey Holdings, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of JohnsonDiversey Holdings, Inc. filed with the SEC on September 16, 2003 (Reg. No. 333-108853)(the “JDHI Form S-4”))

3.2	Amended and Restated Bylaws of JohnsonDiversey Holdings, Inc. (incorporated by reference as Exhibit 3.2 to the JDHI Form S-4)

4.1	Amended and Restated Indenture between JohnsonDiversey Holdings, Inc. and BNY Midwest Trust Company, as trustee, dated as of September 11, 2003, relating to the 10.67% Senior Discount Notes due 2013 (incorporated by reference as Exhibit 4.1 to the JDHI Form S-4)

4.2	Form of $406,303,000 10.67% Senior Discount Notes due 2013 (incorporated by reference as Exhibit 4.2 to the JDHI Form S-4)

4.3	Exchange and Registration Rights Agreement among JohnsonDiversey Holdings, Inc. and Citigroup Global Markets Inc., Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives for the initial purchasers, dated as of September 11, 2003 (incorporated by reference as Exhibit 4.3 to the JDHI Form S-4)

10.1	Asset and Equity Interest Purchase Agreement, dated May 1, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 11, 2006)

10.2	Purchase Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of November 20, 2001 (incorporated by reference as Exhibit 10.1 to the Registration Statement on Form S-4 of JohnsonDiversey, Inc. files with the SEC on July 31, 2002 (Reg. No. 333-97427)(the “JDI Form S-4”)*

10.3	First Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of February 11, 2002 (incorporated by reference as Exhibit 10.2 to the JDI Form S-4)

10.4	Second Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of April 5, 2002 (incorporated by reference as Exhibit 10.3 to the JDI Form S-4)

10.5	Third Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.4 to the JDI Form S-4)*

10.6	Amended and Restated Credit Agreement, dated as of December 16, 2005, among JohnsonDiversey, Inc., as borrower, JohnsonDiversey Holdings, Inc., the lenders and issuers party thereto, as lenders, Citicorp USA, Inc., as administrative agent, JPMorgan Chase Bank, N.A., General Electric Capital Corporation and National City Bank of the Midwest, each as a co-documentation agent, and Citigroup Global Markets, Inc., as sole arranger and book runner (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on December 19, 2005)

10.7	Amended and Restated Guaranty Agreement, dated as of December 16, 2005, by JohnsonDiversey Holdings, Inc. (f/k/a/, Johnson Professional Holdings, Inc.) and each of the other entities on the signature pages thereof in favor of Citicorp, USA, Inc. as administrative agent (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on December 19, 2005)

Exhibit Number	Description of Exhibit
10.8	Pledge and Security Agreement, dated as of May 3, 2002, by JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.) and the other loan parties signatories thereto in favor of the Administrative Agent (incorporated by reference as Exhibit 10.8 to the JDI Form S-4)

10.9	Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc., dated as of May 3, 2002, with respect to, among other things, the housemarks (incorporated by reference as Exhibit 10.9 to the JDI Form S-4)*

10.10	Technology Disclosure and License Agreement among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) dated as of May 3, 2002 (incorporated by reference as Exhibit 10.11 to the JDI Form S-4)*

10.11	Omnibus Amendment of Leases among S.C. Johnson & Son, Inc., Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated November 20, 2001 (incorporated by reference as Exhibit 10.12 to the JDI Form S-4)

10.12	Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Building 65, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.13 to the JDI Form S-4)*

10.13	Real Estate and Equipment Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Buildings 59 and 63, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.15 to the JDI Form S-4)*

10.14	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 52, 53, 54, 66, 66A, 71 & 72, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.16 to the JDI Form S-4)*

10.15	Receivables Sale Agreement, dated as of March 2, 2001, between U S Chemical Corporation, as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.19 to the JDI Form S-4)

10.16	Receivables Sale Agreement, dated as of March 2, 2001, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.20 to the JDI Form S-4)

10.17	Amendment No. 1 to Receivables Sale Agreement, dated as of August 29, 2003, between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.35 to the JDHI Form S-4)

10.18	Receivables Sale Agreement, dated as of August 29, 2003, between The Butcher Company, as originator, and JohnsonDiversey, Inc., as buyer (incorporated by reference as Exhibit 10.36 to the JDHI Form S-4)

10.19	Receivables Sale and Contribution Agreement, dated as of March 2, 2001, among Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.), U S Chemical Corporation, Whitmire Micro-Gen Research Laboratories, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), JWP Investments, Inc. and JWPR Corporation (incorporated by reference as Exhibit 10.21 to the JDI Form S-4)

10.20	Second Amended and Restated Receivables Purchase Agreement dated as of March 24, 2006, among JWPR Corporation, as Seller and Servicer, Chariot Funding LLC and Liberty Street Funding Corp., as conduits, and JP Morgan Chase Bank N.A. and Bank of Nova Scotia, As Financial Institutions and Agents. (incorporated by reference as Exhibit 10.24 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)

10.21	Amendment No.1 to Second Amended and Restated Receivables Purchase Agreement, dated as of July 14, 2006, among JWPR Corporation, as Seller and Servicer, Liberty Street Funding Corp., and Bank of Nova Scotia, As Financial Institution and Agent. (incorporated by reference as Exhibit 10.25 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)

10.22	Amendment No.2 to Second Amended and Restated Receivables Purchase Agreement, dated as of September 15, 2006, among JWPR Corporation, as Seller and Servicer, Liberty Street Funding Corp., and Bank of Nova Scotia, As Financial Institution and Agent. (incorporated by reference as Exhibit 10.26 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)

Exhibit Number	Description of Exhibit
10.23	Amendment No.3 to Second Amended and Restated Receivables Purchase Agreement, dated as of October 10, 2006, among JWPR Corporation, as Seller and Servicer, Liberty Street Funding Corp., and Bank of Nova Scotia, As Financial Institution and Agent. (incorporated by reference as Exhibit 10.27 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)

10.24	Receivables Offer Deed, dated as of 24 October, 2003 between JohnsonDiversey UK Ltd., as originator, and JWPR Corporation, as buyer. (incorporated by reference as Exhibit 10.28 to the Annual Report on Form 10-K of JohnsonDiversey Holdings Inc. filed with the SEC on March 22, 2007)

10.25	Amendment No. 1 to Receivables Offer Deed, dated as of 24 October, 2003, between JohnsonDiversey UK Ltd, as originator, and JWPR Corporation, as buyer. (incorporated by reference as Exhibit 10.29 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)

10.26	Deed of Trust and Charge, dated as of 19 January, 2007 between JohnsonDiversey UK Ltd., as originator, JWPR Corporation, as buyer, and Bank of Nova Scotia, as financial institution and agent (incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)

10.27	Stock Purchase Agreement by and among JWP Investments, Inc., Sorex Holdings, Ltd. and Whitmire Holdings Inc. dated as of June 9, 2004 (incorporated by reference as Exhibit 2.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on June 25, 2004)

10.28	Commercial Markets Holdco, Inc. Second Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on November 21, 2002 (Reg. No. 333-97247)**

10.29	Form of Stock Option Agreement under Commercial Markets Holdco, Inc. Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.32 to the JDI Form S-4)**

10.30	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Gregory F. Clark, dated November 8, 1999 (incorporated by reference as Exhibit 10.35 to the JDI Form S-4)**

10.31	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and David S. Andersen, dated November 8, 1999 (incorporated by reference as Exhibit 10.36 to the JDI Form S-4)**

10.32	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson, dated December 6, 2001 (incorporated by reference as Exhibit 10.30 to the JDI Form S-4)**

10.33	Employment Agreement between JohnsonDiversey, Inc. and Thomas Gartland, executed July 17, 2003 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 14, 2003)**

10.34	Employment Agreement between JohnsonDiversey, Inc. and Joseph F. Smorada, executed November 1, 2004 (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on November 12, 2004) (Incorporated by reference as Exhibit 10.50 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on March 21, 2005)**

10.35	Employment Agreement between JohnsonDiversey, Inc. and Dr. Stephen A. Di Biase, executed December 7, 2004 (incorporated by reference as Exhibit 10.50 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on March 21, 2005) **

10.36	Employment Agreement between JohnsonDiversey, Inc. and Pedro Chidichimo, dated as of October 31, 2005 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey, Inc. filed with the SEC on November 8, 2005)**

10.37	Employment Agreement between JohnsonDiversey, Inc. and Edward F. Lonergan, dated as of March 17, 2006 (incorporated by reference as Exhibit 10.41 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 21, 2006)**

10.38	Retirement Agreement between JohnsonDiversey, Inc. and JoAnne Brandes, dated as of January 25, 2007 (incorporated by reference as Exhibit 10.39 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)**

Exhibit Number	Description of Exhibit
10.39	Lease Amendment, Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 11, 2006)

10.40	Lease Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 11, 2006)

10.41	Termination Agreement dated as of May 1, 2006 by and between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 11, 2006)

10.42	Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 11, 2006)

10.43	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to JohnsonDiversey Holdings, Inc.’s Form 8-K filed with the SEC on July 7, 2006, File No. 333-97427)

10.44	Amended and Restated Performance Bonus Opportunity Plan for Key Executives and Officers (incorporated by reference as Exhibit 10.46 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)**

10.45	Restructuring Incentive Plan, Effective as of January 1, 2006 (incorporated by reference as Exhibit 10.47 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)**

10.46	Long-Term Cash Incentive Plan, Effective as of January 1, 2006 (incorporated by reference as Exhibit 10.48 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)**

10.47	Profit Sharing Plan, Effective as of January 1, 2007 (incorporated by reference as Exhibit 10.49 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)**

10.48	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 25, 2007 among JohnsonDiversey, Inc., as borrower, JohnsonDiversey Holdings, Inc., and Citicorp USA, Inc., as Administrative Agent, on behalf each Lender executing a Lender Consent (amends the Amended and Restated Credit Agreement, dated as of December 16, 2005) (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on August 9, 2007)*

10.49	Employment Agreement between JohnsonDiversey, Inc. and Jim Larson, dated May 1, 2007 (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on August 9, 2007)**

10.50	Separation Agreement between JohnsonDiversey, Inc. and Sanjib Choudhuri, dated May 4, 2007 (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on August 9, 2007)**

10.51	Umbrella Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. dated as of October 11, 2007 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on November 8, 2007)*

10.52	Form of Amended and Restated Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on November 8, 2007)*

10.53	Form of Master Sub-License Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on November 8, 2007)*

Exhibit Number	Description of Exhibit
10.54	Form of Amended and Restated Stockholders’ Agreement among JohnsonDiversey Holding’s Inc., Commercial Markets Holdco, Inc. and Marga B.V (incorporated by reference as Exhibit 10.4 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on November 8, 2007)*

10.55	Amendment No. 4 to Second Amended and Restated Receivables Purchase Agreement, dated as of December 21, 2007, among JWPR Corporation, as Seller and Servicer, Liberty Street Funding Corp., and Bank of Nova Scotia, As financial Institution and Agent

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on April 3, 2003)

21.1	Subsidiaries of JohnsonDiversey Holdings, Inc.

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.
**	Management contract or compensatory plan.