Form 10-Q
period 2008-06-27
JOHNSONDIVERSEY HOLDINGS INC
filed 2008-08-07
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2008

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

There is no public trading market for the registrant’s common stock. As of August 1, 2008, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology;

•	changes in general economic and political conditions, interest rates and, in particular, exposure to foreign currency risks;

•	the vitality of the institutional and industrial cleaning and sanitation market;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	changes in energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	changes in tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or impact our markets;

•	conditions affecting the food and lodging industry, including health-related, political and weather-related; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	June 27, 2008	December 28, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,041	$97,176
Accounts receivable, less allowance of $26,734 and $28,251, respectively	665,708	609,015
Accounts receivable – related parties	24,750	31,715
Inventories	338,731	286,296
Deferred income taxes	47,458	24,597
Other current assets	163,394	135,960
Current assets of discontinued operations	3,565	3,702

Total current assets	1,315,647	1,188,461
Property, plant and equipment, net	453,533	453,625
Capitalized software, net	40,009	36,556
Goodwill	1,355,259	1,296,907
Other intangibles, net	276,990	302,075
Long-term receivables – related parties	83,838	78,954
Other assets	91,827	90,284
Non current assets of discontinued operations	5,956	7,947

Total assets	$3,623,059	$3,454,809

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$61,606	$18,898
Current portion of long-term debt	13,449	13,181
Accounts payable	407,802	357,458
Accounts payable – related parties	38,502	51,927
Accrued expenses	468,658	491,301
Non current liabilities of discontinued operations	3,996	3,808

Total current liabilities	994,013	936,573
Pension and other post-retirement benefits	235,316	233,677
Long-term borrowings	1,473,678	1,454,432
Long-term payables – related parties	31,979	31,101
Deferred income taxes	128,871	89,867
Other liabilities	100,136	96,127
Non current liabilities of discontinued operations	5,228	4,225

Total liabilities	2,969,221	2,846,002
Commitments and contingencies

Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	531,453	531,127

Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	10,566	10,692
Retained deficit	(256,204)	(231,961)
Accumulated other comprehensive income	368,023	298,949

Total stockholders’ equity	122,385	77,680

Total liabilities, class B common stock and stockholders’ equity	$3,623,059	$3,454,809

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$899,368	$773,062	$1,691,953	$1,459,903
Sales agency fee income	10,115	22,288	18,572	44,675

	909,483	795,350	1,710,525	1,504,578
Cost of sales	531,966	460,078	1,001,526	873,518

Gross profit	377,517	335,272	708,999	631,060
Selling, general and administrative expenses	297,160	282,298	575,326	560,596
Research and development expenses	18,104	16,662	36,149	32,505
Restructuring expenses	4,743	4,198	11,240	6,319

Operating profit	57,510	32,114	86,284	31,640
Other (income) expense:
Interest expense	38,300	37,197	76,299	75,848
Interest income	(1,998)	(2,013)	(3,913)	(5,448)
Other (income) expense, net	(845)	705	(1,644)	398

Income (loss) from continuing operations before income taxes	22,053	(3,775)	15,542	(39,158)
Income tax provision	22,708	27,014	38,263	39,804

Income (loss) from continuing operations	(655)	(30,789)	(22,721)	(78,962)
Income (loss) from discontinued operations, net of income taxes of $373, ($74), $586 and $152	392	(110)	722	226

Net loss	$(263)	$(30,899)	$(21,999)	$(78,736)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	June 27, 2008	June 29, 2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(21,999)	$(78,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,087	61,127
Amortization of intangibles	12,495	14,473
Amortization of debt issuance costs	2,528	2,511
Interest accreted on notes payable	1,869	22,757
Interest accrued on long-term receivables—related parties	(1,339)	(1,276)
Deferred income taxes	12,581	18,305
Loss on disposal of discontinued operations	165	652
Gain from divestitures	(1,543)	(479)
Gain on property, plant and equipment disposals	(163)	(1,992)
Other	(8,040)	11,841
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	(1,300)	(9,100)
Accounts receivable	(21,347)	(30,391)
Inventories	(45,950)	(31,647)
Other current assets	(23,108)	(5,998)
Other assets	(1,189)	(1,876)
Accounts payable and accrued expenses	(18,907)	(43,978)
Other liabilities	(542)	4,029

Net cash used in operating activities	(61,702)	(69,778)
Cash flows from investing activities:
Capital expenditures	(46,235)	(42,891)
Expenditures for capitalized computer software	(10,764)	(2,417)
Proceeds from property, plant and equipment disposals	2,698	9,876
Acquisitions of businesses and other intangibles	(5,321)	(2,696)
Proceeds from divestitures, net of transaction costs	67,088	241

Net cash provided by (used in) investing activities	7,466	(37,887)
Cash flows from financing activities:
Proceeds from short-term borrowings	40,455	(694)
Repayments of long-term borrowings	(6,711)	(6,413)
Payment of debt issuance costs	(123)	(500)

Net cash provided by (used in) financing activities	33,621	(7,607)
Effect of exchange rate changes on cash and cash equivalents	(4,520)	9,538

Change in cash and cash equivalents	(25,135)	(105,734)
Beginning balance	97,176	208,418

Ending balance	$72,041	$102,684

Supplemental cash flows information
Cash paid during the year:
Interest	$68,358	$46,986
Income taxes	19,052	11,520

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of June 27, 2008 and its results of operations for the three and six month periods ended June 27, 2008 and cash flows for the six month period ended June 27, 2008 have been included. The results of operations for the three and six month periods ended June 27, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2007.

The Company has accounted for the divestiture of CMA and the Polymer Business as discontinued operations (see Note 7).

Unless otherwise indicated, all monetary amounts, excluding share data, are stated in thousands.

Beginning with fiscal year 2008, the Company will change its fiscal year end date from the Friday nearest December 31 to December 31. Accordingly, fiscal year 2008 will end on December 31, 2008.

3.	New Accounting Standards

In May 2008, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162). SFAS No. 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 will have a significant effect on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the provisions of FSP No. 142-3.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how the hedges affect the entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008, which for the Company is its fiscal year 2009. Early adoption is encouraged. We are currently evaluating the impact of the provisions of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for changes in valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions prior to the date of adoption of SFAS No 141(R). Early adoption is not permitted. The provisions of SFAS No. 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is fiscal year 2009. We are currently evaluating the impact of the provisions of SFAS No. 141(R).

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Relative to SFAS No. 157, the FASB has issued Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, the Company adopted SFAS No. 157 at the beginning of fiscal year 2008 for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually, the provisions of which have not had a significant effect on our financial condition, results of operations or cash flows. We have not yet determined the impact on our financial statements from the adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities for fiscal 2009 (See Note 14).

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The Company adopted the recognition provisions of SFAS No. 158 effective December 28, 2007.

SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). The Company adopted such provisions at the beginning of fiscal year 2008, resulting in a $2,242 increase in pension and post-retirement benefits and retained deficit during the three month period ended March 28, 2008 and six month period ended June 27, 2008.

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

An agency fee was paid by Unilever to the Company in exchange for its sales agency services. An additional fee was payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement were met. The Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $222 and $627 during the three months ended June 27, 2008 and June 29, 2007, respectively; and $407 and $718 during the six months ended June 27, 2008 and June 29, 2007, respectively.

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

Under the License Agreement, the Company recorded net product and service sales of $40,040 and $75,088 during the three and six months ended June 27, 2008, respectively.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

5.	Acquisitions

June 2008

In June 2008, JDI purchased the assets of a cleaning technology business for an aggregate purchase price of $8,020. The purchase price includes a $1,000 non-refundable deposit made in July 2007; $5,020 paid at closing; and $2,000 of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of technological know-how, patents and a non-compete agreement. The amounts paid through June 27, 2008 have been capitalized as other intangibles in the Company’s consolidated balance sheet, subject to the final allocation of purchase price and determination of expected useful lives.

In conjunction with the acquisition, the Company and the sellers entered into a consulting agreement, under which the Company will pay to the sellers $1,000 in fiscal 2009 and $1,000 in fiscal 2010, subject to meeting certain conditions.

In addition to the purchase price discussed above, the Company also maintains an intangible asset in its consolidated balance sheet in the amount of $4,700, representing a payment from the Company to the sellers in a previous period in exchange for an exclusive distribution license agreement relating to this technology. This distribution agreement was terminated as a result of the acquisition and the value of this asset will be considered in the final allocation of purchase price.

March 2007

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

The transaction closed on February 29, 2008, and the Company recorded an estimated gain of $2,481 after taxes and related costs during the three months ended March 28, 2008. The Company recorded additional one-time costs and refined net assets disposed, reducing the gain by $922 during the three months ended June 27, 2008, resulting in a gain of $1,559 after taxes and related costs during the six months ended June 27, 2008. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. The gain is subject to additional post-closing adjustments including evaluation of potential pension-related settlement charges.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

As of the divestiture date, net assets were as follows:

Inventories	$8,343
Property, plant and equipment, net	11,439
Goodwill	12,745
Other intangibles, net	32,517

Net assets divested	$65,044

Net sales associated with these businesses were approximately $0 and $16,183 for the three months ended June 27, 2008 and June 29, 2007, respectively; and $9,882 and $30,442 for the six months ended June 27, 2008 and June 29, 2007, respectively.

7.	Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan (see Note 11), JDI sold its equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17,000. CMA was a non-core asset of the Company. In January 2007, the Company finalized and collected additional purchase price of $314 related to a working capital adjustment. During the fiscal year ended December 29, 2006, the Company recorded an estimated gain of $2,322 ($497 after tax), net of related costs. During the six months ended June 29, 2007 the Company finalized purchase price and recorded additional closing costs, resulting in an additional gain of $13 ($8 after tax). During the fiscal year ended December 28, 2007, the Company finalized purchase price and recorded additional closing costs, resulting in a reduction to the gain of $262 ($300 after tax). Further adjustments are not expected to be significant.

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

During the fiscal year ended December 28, 2007, the Company finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($305 after tax gain) of which $415 ($249 after tax) and $1,099 ($660 after tax) was recorded during the three and six months ended June 29, 2007, respectively. During the three and six months ended June 27, 2008, the Company recorded and refined additional closing costs reducing the gain by $179 ($173 after tax) and $172 ($165 after tax), respectively. Further adjustments are not expected to be significant.

The assets and liabilities remaining in discontinued operations at June 27, 2008 and December 28, 2007 relate to the tolling agreement. The Company recorded income from discontinued operations, net of tax, relating to the tolling agreement of $565 and $140, during the three months ended June 27, 2008 and June 29, 2007, respectively, and $887 and $878, respectively for the six months ended June 27, 2008 and June 29, 2007.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

8.	Accounts Receivable Securitization

JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of JDI. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The total potential for securitization of trade receivables under this program at June 27, 2008 and December 28, 2007 was $75,000.

As of June 27, 2008 and December 28, 2007, the Conduit held $52,600 and $53,900, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of June 27, 2008 and December 28, 2007, JDI had a retained interest of $105,258 and $95,348, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

9.	Income Taxes

For the fiscal year ending December 31, 2008, the Company is projecting an effective income tax rate of approximately 140%. The projected effective income tax rate for the fiscal year exceeds the statutory tax rate primarily as a result of increased valuation allowances against net deferred tax assets and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 103.0% and 246.2% on pre-tax income from continuing operations for the three and six month periods ended June 27, 2008, respectively. The differing effective tax rates for the three and six month periods ended June 27, 2008 are primarily attributable to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the six month period ended June 27, 2008 includes a relatively high proportion of the projected annual U.S. pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance. The pre-tax income from continuing operations for the three month period ended June 27, 2008 includes a relatively low proportion of the projected annual U.S. pre-tax loss from continuing operations.

The Company is projecting a charge to income tax expense of approximately $9,400 for the 2008 fiscal year related to uncertain income tax positions, primarily related to certain intercompany transactions. As of December 31, 2008, the Company is projecting total unrecognized tax benefits for uncertain tax positions of $124,500, including positions impacting only the timing of tax benefits, of which $42,100, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). Additionally, $4,800 of unrecognized tax benefits would, if recognized, reduce goodwill. As of December 31, 2008, the Company is projecting accrued interest and penalties of $14,600 related to unrecognized tax benefits, of which $3,800 is expected to be recorded as income tax expense during the fiscal year ended December 31, 2008.

The Company is currently under audit by various state and international tax authorities. Based on the anticipated outcomes of these tax audits and the potential lapse of statutes of limitation, it is reasonably possible there could be a reduction of $23,900 in unrecognized tax benefits during the next twelve months.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

10.	Inventories

The components of inventories are summarized as follows:

	June 27, 2008	December 28, 2007
Raw materials and containers	$70,269	$71,367
Finished goods	268,462	214,929

Total inventories	$338,731	$286,296

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $ 30,543 and $31,599 on June 27, 2008 and December 28, 2007, respectively.

11.	Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company’s Board of Directors approved a restructuring program (“November 2005 Plan”), which is expected to take one to two more years to implement, and includes a redesign of the Company’s organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. In addition to the divestiture of the Polymer Business and CMA (see Note 7), the Company is considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

In connection with the November 2005 Plan, the Company recognized liabilities of $4,704 for the involuntary termination of 32 employees during the three months ended June 27, 2008, most of which are associated with the European business segment. During the six months ended June 27, 2008, the Company recognized liabilities of $11,201 for the involuntary termination of 162 employees, most of which are associated with the European and Japanese business segments. The Company also recorded $39 of other restructuring costs during the three months ended June 27, 2008.

In addition, and in connection with the November 2005 Plan, the Company recognized liabilities of $4,216 and $5,778 for the involuntary termination of 101 and 122 employees, most of which are associated with the European business segment. The company also recorded liabilities of $0 and $615 and liability adjustments, resulting in reductions of $18 and $74, associated with other restructuring activity during the three and six months ended June 29, 2007, respectively.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

The activities associated with the November 2005 Plan for three and six months ended June 27, 2008 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 28, 2007	$43,069	$3,157	$46,226
Liability recorded as restructuring expense, net	6,497	—	6,497
Cash paid [1]	(6,250)	(75)	(6,325)

Liability balances as of March 28, 2008	$43,316	$3,082	$46,398
Liability recorded as restructuring expense, net	4,704	39	4,743
Cash paid [2]	(11,636)	(45)	(11,681)

Liability balances as of June 27, 2008	$36,384	$3,076	$39,460

[1]	Cash paid is increased by $70 due to the effects of foreign exchange.
[2]	Cash paid is increased by $245 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $2,804 and $6,023 for the three and six months ended June 27, 2008, respectively. In addition, and in connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $2,317 and $3,419 for the three and six months ended June 29, 2007, respectively. The impairment charges are included in selling, general and administrative costs.

Total plan-to-date expense, net associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan To-Date	Three Months Ended		Six Months Ended
		June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
North America	$27,108	$1,165	$2,323	$1,953	$2,700
Europe	95,380	3,998	1,507	3,432	2,190
Japan	8,271	677	312	5,720	512
Latin America	3,968	148	425	535	734
Asia Pacific	880	353	(18)	396	(18)
Other	22,094	(1,598)	(351)	(796)	201

	$157,701	$4,743	$4,198	$11,240	$6,319

Exit and Acquisition-Related Restructuring Programs

In connection with the acquisition of the DiverseyLever business, the Company recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. The Company paid cash of $154 and $306 representing contractual obligations associated with involuntary terminations during the three and six months ended June 27, 2008. As of June 27, 2008, the Company had remaining exit and acquisition-related restructuring reserves of $1,072. The Company paid cash of $250 and $488 representing contractual obligations associated with involuntary terminations and lease payments on closed facilities during the three and six months ended June 29, 2007 respectively.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

12.	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Foreign currency translation (gain) loss	$2,365	$(2,939)	$(8,942)	$(3,944)
Forward contracts (gain) loss	(3,358)	3,121	6,940	3,631
Other, net	148	523	358	711

	$(845)	$705	$(1,644)	$398

13.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and six months ended June 27, 2008 and June 29, 2007 are as follows:

	Defined Pension Benefits
	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$6,764	$7,798	$13,480	$15,464
Interest cost	10,181	9,370	20,421	18,588
Expected return on plan assets	(11,356)	(10,230)	(22,720)	(20,305)
Amortization of net loss	856	1,710	2,058	3,414
Amortization of transition obligation	64	100	126	200
Amortization of prior service credit	(241)	(174)	(471)	(343)
Effect of curtailments and settlements	2,533	3,800	2,578	4,351

Net periodic pension cost	$8,801	$12,374	$15,472	$21,369

	Other Post-Employment Benefits
	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Service cost	$511	$596	$1,028	$1,192
Interest cost	1,292	1,412	2,588	2,824
Amortization of net loss	56	351	124	701
Amortization of prior service credit	(42)	(46)	(90)	(93)
Effect of curtailments and settlements	—	—	44	(129)

Net periodic benefit cost	$1,817	$2,313	$3,694	$4,495

The Company made contributions to its defined benefit pension plans of $9,807 and $9,251 during the three months ended June 27, 2008 and June 29, 2007, respectively; and $21,009 and $17,311 during the six months ended June 27, 2008 and June 29, 2007, respectively.

In June 2008, the Company recognized a settlement of defined benefits to former Japan employees, resulting in a related loss of $2,535. The Company recorded the loss in selling, general, and administrative expenses in the consolidated statement of operations.

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

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

Level 1 –	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 –	Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at June 27, 2008	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$2,518	$—	$2,518	$—

Liabilities:
Foreign currency forward contracts	$3,400	$—	$3,400	$—
Interest rate swap contracts	5,482	—	5,482	—

	$8,882	$—	$8,882	$—

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

15.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended June 27, 2008 and June 29, 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net loss	$(263)	$(30,899)	$(21,999)	$(78,736)
Foreign currency translation adjustments	(8,155)	17,098	62,043	31,637
Adjustments to pension and post-retirement liabilities, net of tax	12,894	—	8,528	—
Unrealized gains (losses) on derivatives, net of tax	3,624	894	(1,497)	1,302

Total comprehensive income (loss)	$8,100	$(12,907)	$47,075	$(45,797)

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

16.	Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

In connection with the acquisition of the DiverseyLever business, the Company entered into a Stockholders’ Agreement with its stockholders, Commercial Markets Holdco, Inc. (“Holdco”) and Marga B.V., a wholly owned subsidiary of Unilever N.V. (“Unilever”), as amended and restated in January 2008. The Stockholders’ Agreement relates to, among other things:

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

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

The Company maintains environmental reserves for remediation; monitoring and related expenses for one of its domestic facilities. While the ultimate exposure to further remediation expense at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position or results of operations.

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

JDI is a licensee of certain chemical production technology used globally. The license agreement provides for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, the Company does not expect to meet the minimum guaranteed payments. In accordance with the requirements of SFAS No. 5, JDI has estimated its possible range of loss as $1,943 to $3,446 and, in accordance with FASB Interpretation No. 14, maintained a loss reserve of $1,943 at June 27, 2008 and December 28, 2007.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 27, 2008

(unaudited)

18.	Segment Information

Business segment information is summarized as follows:

	Three Months Ended June 27, 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$200,706	$506,318	$75,227	$67,090	$65,068	$(4,926)	$909,483
Operating profit	16,599	44,671	(208)	4,483	3,247	(11,282)	57,510
Depreciation and amortization	4,311	14,036	4,198	2,351	2,338	5,993	33,227
Interest expense	3,197	17,874	221	452	557	15,999	38,300
Interest income	733	2,343	47	43	123	(1,291)	1,998
Total assets	407,219	2,213,497	276,629	244,609	209,361	271,744	3,623,059
Goodwill	136,790	885,481	110,344	87,951	66,506	68,187	1,355,259
Capital expenditures, including capitalized computer software	1,881	14,656	886	2,868	2,478	11,720	34,489
Long-lived assets [2]	215,100	1,212,783	155,934	129,131	97,379	331,507	2,141,834

	Three Months Ended June 29, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$210,213	$409,736	$70,837	$53,288	$56,192	$(4,916)	$795,350
Operating profit	12,581	32,837	4,894	3,862	3,604	(25,664)	32,114
Depreciation and amortization	8,114	13,383	1,438	2,159	1,948	11,565	38,607
Interest expense	2,822	16,339	177	679	803	16,377	37,197
Interest income [3]	(3,285)	2,330	76	6	135	2,751	2,013
Total assets	493,742	1,924,925	255,247	190,190	189,334	225,360	3,278,798
Goodwill	173,404	761,708	106,601	80,136	63,746	28,613	1,214,208
Capital expenditures, including capitalized computer software	4,245	12,949	1,142	3,135	2,074	2,735	26,280
Long-lived assets [2]	287,332	1,066,495	144,379	114,292	92,320	294,873	1,999,691

	Six Months Ended June 27, 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$382,688	$937,405	$147,386	$125,846	$128,563	$(11,363)	$1,710,525
Operating profit	29,990	66,615	(364)	7,763	5,821	(23,541)	86,284
Depreciation and amortization	8,150	30,266	5,627	4,791	4,615	13,133	66,582
Interest expense	6,108	35,330	422	913	1,112	32,414	76,299
Interest income	1,595	4,672	51	71	264	(2,740)	3,913
Total assets	407,219	2,213,497	276,629	244,609	209,361	271,744	3,623,059
Goodwill	136,790	885,481	110,344	87,951	66,506	68,187	1,355,259
Capital expenditures, including capitalized computer software	5,621	25,073	1,506	5,418	4,118	15,263	56,999
Long-lived assets [2]	215,100	1,212,783	155,934	129,131	97,379	331,507	2,141,834

	Six Months Ended June 29, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$390,820	$776,666	$134,566	$104,042	$108,640	$(10,156)	$1,504,578
Operating profit	6,256	46,444	5,745	8,079	6,262	(41,146)	31,640
Depreciation and amortization	15,684	26,598	2,967	4,208	3,943	22,200	75,600
Interest expense	5,760	34,818	376	1,417	1,766	31,711	75,848
Interest income	3,923	5,463	76	16	279	(4,309)	5,448
Total assets	493,742	1,924,925	255,247	190,190	189,334	225,360	3,278,798
Goodwill	173,404	761,708	106,601	80,136	63,746	28,613	1,214,208
Capital expenditures, including capitalized computer software	7,984	20,853	1,769	5,121	3,951	5,630	45,308
Long-lived assets [2]	287,332	1,066,495	144,379	114,292	92,320	294,873	1,999,691

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in unconsolidated subsidiaries.
[3]

The North American segment overcharged the Corporate center for intercompany related interest during the three months ended March 30, 2007, resulting in a reversal of $4,464 during the three months ended June 29, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following discussion and analysis describes material changes in the financial condition and results of operations of JohnsonDiversey Holdings, Inc. and its consolidated subsidiaries since December 28, 2007. This discussion should be read in conjunction with our unaudited consolidated financial statements as of, and for the quarterly period ended, June 27, 2008, our annual report on Form 10-K for the year ended December 28, 2007, and the section entitled “Forward-Looking Statements” located before Part I of this report.

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

In the three and six months ended June 27, 2008, net sales increased by $114.1 million and $205.9 million, respectively, from the same periods in the prior year. As indicated in the following table, after excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income (SAF), and sales from our Master Sub-License Agreement (the “License Agreement”), our net sales increased 3.8% for the three months ended June 27, 2008 compared to the second quarter of 2007, and our 2008 year-to-date results compared to 2007 year-to-date results increased 2.6%. Beginning in fiscal year 2008, the License Agreement has replaced the Sales Agency Agreement in most countries.

	Three Months Ended			Six Months Ended
(dollars in thousands)	June 27, 2008	June 29, 2007	Change	June 27, 2008	June 29, 2007	Change
Net sales	$909,483	$795,350	14.4%	$1,710,525	$1,504,578	13.7%

Variance due to:
Foreign currency exchange		72,521			139,216
Acquisitions and divestitures		(17,403)			(23,496)
Sales agency fee income (SAF)	(10,115)	(22,288)		(18,572)	(44,675)
License Agreement revenue	(40,040)			(75,088)

	(50,155)	32,830		(93,660)	71,045

	$859,328	$828,180	3.8%	$1,616,865	$1,575,623	2.6%

We continued to show net sales growth in Europe, Asia Pacific, and Latin America primarily due to a balance of selective price increases in certain business sectors and global geographic areas and increased sales volume, which was driven by continued expansion in certain Western European countries as well as developing markets in Asia Pacific, Latin America, and Central and Eastern Europe.

As indicated below, our gross profit percentage, based on net sales as reported, declined by 70 basis points for the second quarter of 2008 compared to the second quarter of 2007. Excluding the impact of sales agency fee (SAF) income, our gross profit percentage improved 40 basis points for the second quarter of 2008 compared to the second quarter of 2007 due to success from our Global Strategic Sourcing Initiative, the favorable impact of our cost reduction programs, and selective price increases. Our gross profit percentages for the three months ended June 27, 2008 and June 29, 2007 were as follows:

Margin on Net Sales as Reported Three Months Ended		Margin on Net Sales Adjusted for SAF Three Months Ended
June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
41.5%	42.2%	40.9%	40.5%

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

During the second fiscal quarter of 2008, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. In particular, significant activity during the quarter included the following:

•	substantially completed the transition to one centrally managed European region to strengthen the focus of our local organizations on sales and marketing execution;

•	continued the transition of certain general ledger accounting functions in Western Europe to a third party provider;

•	substantially completed phase one of the consolidation and streamlining of our Japanese sales and marketing functions into one legal entity and two business units;

•	continued the transition of global human resource information systems to new providers; and

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $4.7 million and $11.2 million, which consisted primarily of severance costs, for the three and six months ended June 27, 2008. In addition, we recorded period costs of $16.3 million and $24.4 million related to the November 2005 Plan for the three and six months ended June 27, 2008, respectively. For the three months ended June 27, 2008, the $16.3 million of period costs mainly relate to our European and Japanese regions as well as the Corporate Center and consisted of the following:

•	$4.7 million of human resource and pension related costs;

•	$2.8 million related to long-lived asset impairments primarily related to a warehouse closure in our Japanese region;

•	$2.2 million of professional services related costs;

•	$2.0 million of global sourcing and value chain related costs;

•	$1.3 million of sales and marketing related costs;

•	$1.0 million of facilities and environmental health and safety related costs; and

•	other costs totaling $2.3 million.

For the six months ended June 27, 2008, the $24.4 million of period costs mainly relate to our European and Japanese regions as well as the Corporate Center and consisted of the following:

•	$7.3 million of human resource and pension related costs;

•	$6.0 million related to long-lived asset impairments primarily related to warehouse closures in our European and Japanese regions;

•	$2.5 million of global sourcing and value chain related costs;

•	$2.4 million of professional services related costs;

•	$1.7 million of sales and marketing related costs;

•	$1.6 million of facilities and environmental health and safety related costs; and

•	other costs totaling $2.9 million.

In addition to the ongoing November 2005 Plan initiatives and results mentioned above, we announced in the second quarter a plan to move to an operating model organized into three regions as follows:

•	a new Asia Pacific region combining our former Asia Pacific and Japan regions;

•	a new Americas region combining our former Latin and North American regions; and

•	our existing European region.

This reorganization, which we expect to complete in fiscal 2009, will better position us to address consolidation and globalization trends among our customers while also enabling us to more effectively deploy resources against the most compelling market and customer growth opportunities. We also believe this move will boost our efforts to more rapidly deploy innovation globally. The Company will consider the effects of the reorganization on its prospective segment reporting, but does not expect to change its reporting structure during fiscal 2008.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. We record an estimated reduction to revenue for customer discount programs and incentive offerings, including allowances and other volume-based incentives. If market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in a reduction of gross profit margins in the period during which the incentive is offered. Revenues are reflected in the consolidated statement of operations net of taxes collected from customers and remitted to governmental authorities.

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

Goodwill and Long-Lived Assets. We periodically conduct an impairment review on long-lived assets, including non-amortizing intangible assets and goodwill, and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in our consolidated financial statements. We annually complete an impairment analysis of goodwill and non-amortizing intangible assets. Moreover, where indicators of impairment are identified for long-lived assets, we prepare a future undiscounted cash flow analysis, determine any impairment impact and record, if necessary, a reduction in the affected asset(s). Based on our business approach to decision-making, planning and resource allocation, we have determined that we have five reporting units for purposes of evaluating goodwill for impairment, which is aligned with our five geographic segments. Goodwill balances are typically recorded at the reporting unit level; however, where applicable, balances may be allocated to reporting units based upon geographic alignment. We recorded impairment charges on certain long-lived assets of $6.0 million and $3.4 million, during the six-month periods ended June 27, 2008, and June 29, 2007, respectively, in connection with the November 2005 Plan.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162). SFAS No. 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 will have a significant effect on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the provisions of FSP No. 142-3.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and how the hedges affect the entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008, which for us is our fiscal year 2009. Early adoption is encouraged. We are currently evaluating the impact of the provisions of SFAS No. 161.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Relative to SFAS No. 157, the FASB issued Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, we adopted SFAS No. 157 at the beginning of fiscal year 2008 for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually, the provisions of which have not had significant effect on our financial condition, results of operations or cash flows. We have not yet determined the impact on our financial statements from the adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities for fiscal 2009. See Note 14 (Fair Value Measurements) to our consolidated financial statements, included elsewhere in this report, for further discussion.

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

SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). We adopted such provisions at the beginning of fiscal year 2008, resulting in a $2.2 million increase in pension and post-retirement benefits and retained deficit during the three month period ended March 28, 2008 and six month period ended June 27, 2008.

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

Net Sales:

	Three Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Net product and service sales	$899,368	$773,062	$126,306	16.3%
Sales agency fee income	10,115	22,288	(12,173)	-54.6%

	$909,483	$795,350	114,133	14.4%

•	Net product and service sales. The weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $72.5 million to the increase in net product and service sales.

•

Net product and service sales. Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement, our net product and service sales increased 3.8% for the three months ended June 27, 2008, compared to the same period in the prior year. The increase was mainly due to growth in our European, Latin America, and Asia Pacific regions. This growth was partially offset by declining sales in Japan. The following is a review of the sales performance for each of our regions, which also excludes the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement:

•

In our Europe, Africa and Middle East markets, net sales in the second quarter of 2008 increased 5.7% compared to the same period in the prior year, increasing the growth trend from the first quarter impacted, in part, by distributors accelerating purchases in the fourth quarter of 2007, a result of rapid growth in raw material costs and expected future price increases. This growth was driven by a combination of selective price increases in certain business sectors and geographic areas, overall strong growth in equipment sales, and continued expansion in certain Western European countries as well as developing markets in Central and Eastern Europe.

•

In Asia Pacific, net sales increased 8.3% in the second quarter of 2008 compared to the same period in the prior year. This growth was led by continued top customer growth and strong sales volume by certain key developing markets in the region, primarily in the food and beverage as well as the food and lodging sectors.

•

In Latin America, net sales increased 11.6% in the second quarter of 2008 compared to the same period in the prior year, increasing the growth trend from the first quarter, partly attributed to start-up requirements related to an ERP system launch in one of our key Latin American markets. Growth was primarily driven by selective price increases throughout the region, top customer growth, continued success with our indirect channel partners, and growth in the food and beverage sector.

•

In North America, net sales increased 0.4% in the second quarter of 2008 compared to the same period in the prior year, primarily due to volume growth in the retail sector and selective price increases in most other sectors. This growth was offset by declines related to food and beverage customer consolidation and distributor inventory reduction.

•

In Japan, net sales decreased 8.1% in the second quarter of 2008 compared to the same period in the prior year, primarily due to choices made to exit certain non-core and/or underperforming accounts in both direct and indirect channels.

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

Under the License Agreement, we recorded net product and service sales of $40.0 million during the three month period ended June 27, 2008.

For the Sales Agency Agreement, we recorded total sales agency fee income of $10.1 million, consisting of $8.4 million under the new agency agreement, $1.5 million under transitional arrangements, and $0.2 million of termination fees during the quarter. Except for the countries mentioned above, we anticipate that sales under the previous agreement for other countries will be converted to the License Agreement in 2008.

Gross Profit:

	Three Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Gross Profit	$377,517	$335,272	$42,245	12.6%
Gross profit as a percentage of net sales as reported:	41.5%	42.2%
Gross profit as a percentage of net sales adjusted for sales agency fee income:	40.9%	40.5%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $32.6 million for the three months ended June 27, 2008 compared to the same period in the prior year.

•

Excluding the impact of foreign currency exchange rates, gross profit increased $9.7 million in the second quarter of fiscal year 2008 compared to the same period in the prior year, primarily due to growth in our European and Asia Pacific regions mentioned above.

•

Based on net sales as reported, our gross profit percentage for the second quarter of 2008 declined by 70 basis points compared to the same period in the prior year. Excluding the impact of sales agency fee income, our gross profit percentage improved 40 basis points for the second quarter of 2008 compared to the second quarter of 2007 due to higher margins primarily coming from Europe. While we strive to continuously improve margins with pricing actions and cost reduction initiatives, keeping pace with the current rate of materials inflation is presenting significant challenges as margins in all regions came under pressure during the quarter.

Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Selling, general and administrative expenses	$297,160	$282,298	$14,862	5.3%
Research and development expenses	18,104	16,662	1,442	8.7%
Restructuring expenses	4,743	4,198	545	13.0%

	$320,007	$303,158	$16,849	5.6%

As a percentage of net sales:
Selling, general and administrative expenses	32.7%	35.5%
Research and development expenses	2.0%	2.1%
Restructuring expenses	0.5%	0.5%

	35.2%	38.1%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	33.0%*	36.5%*
Research and development expenses	2.0%	2.2%
Restructuring expenses	0.5%	0.5%

	35.5%	39.2%

*	The percentages for 2008 and 2007 are 31.2% and 34.2%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

•

Operating expenses. The weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $23.9 million in the three months ended June 27, 2008 compared to the same period in the prior year.

•

Selling, general and administrative expenses. As a percentage of adjusted net sales that excludes sales agency fee income, selling, general and administrative less period costs associated with the November 2005 Plan costs were 31.2% for the second quarter of 2008 compared to 34.2% for the second quarter of 2007. Excluding the impact of foreign currency and costs associated with the November 2005 Plan, selling, general and administrative costs declined $7.1 million during the second quarter of 2008 compared to the second quarter of 2007. This was due to savings from our November 2005 Plan and controlled spending in most of our regions.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased $0.8 million during the second quarter of 2008 compared to the prior year period.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses increased $0.2 million during the second quarter of 2008 compared to the prior year period. This was primarily due to increased employee severance and other expenses related to the November 2005 Plan in our European segment as part of the transition to one centrally managed European region, focusing our local organizations on sales and marketing execution.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the three months ended June 27, 2008 and June 29, 2007, and since inception of the program in November 2005, is outlined below:

(dollars in thousands)	Three Months Ended June 27, 2008	Three Months Ended June 29, 2007	Total Project to Date June 27, 2008
Reserve balance at beginning of period	$46,398	$58,707	$—
Restructuring costs (net) charged to income	4,743	4,216	157,775
Liability adjustments (net)	—	(18)	313	(1)
Payments of accrued costs	(11,681)	(14,637)	(118,628)

Reserve balance at end of period	$39,460	$48,268	$39,460

Period costs classified as selling, general and administrative expenses	$16,851	$17,749	$254,145
Period costs classified as cost of sales	(586)	859	3,150
Capital expenditures	5,410	6,104	49,868

(1)	$387 of this amount was reclassified from other liabilities and $74 was recorded as a reduction of restructuring expense, resulting in a net liability adjustment of $313.

•

November 2005 Plan restructuring costs. During the second quarter of 2008 and 2007, we recorded $4.7 million and $4.2 million, respectively, of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. Costs for the second quarter of 2008 consisted primarily of involuntary termination costs associated with our European business segment, and the costs for the second quarter of 2007 consisted primarily of involuntary termination and other costs incurred by our North American and European business segments as well as our Corporate Center.

•

November 2005 Plan period costs. During the second quarter of 2008 and the second quarter of 2007, we recorded $16.9 million and $17.7 million, respectively, of selling, general and administrative expenses and ($0.6) million (represents an adjustment of previous inventory reserves) and $0.9 million, respectively, of cost of sales, mainly for restructuring activities related to the Japan reorganization and various value chain related projects and costs related to human resources and various value chain related projects at the Corporate Center. These costs consisted of $2.8 million and $2.3 million, respectively, for long-lived asset impairments, $1.6 million and $0.5 million, respectively, for write-offs and adjustments of other assets (pensions, inventory, and accounts receivable) and $11.9 million and $15.8 million, respectively, for other period costs associated with our restructuring activities (current period costs are further explained above in the Executive Summary). The overall decrease in these expenses over the prior year was mainly due to a reduction in restructuring activities at our North American business segment as well as the Corporate Center.

•

DiverseyLever acquisition. In connection with the acquisition of the DiverseyLever business, we also recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the second quarter of 2008 and 2007, we paid cash of $0.2 million and $0.3 million, respectively, representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balances associated with the exit plans and our acquisition-related restructuring plans were $1.1 million and $2.2 million as of June 27, 2008 and June 29, 2007, respectively. We continue to make cash payments representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

Non-Operating Results:

	Three Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Interest expense	$38,300	$37,197	$1,103	3.0%
Interest income	(1,998)	(2,013)	15	-0.7%

Net interest expense	$36,302	$35,184	$1,118	3.2%
Other expense (income), net	(845)	705	(1,550)

•

Net interest expense increased in the second quarter of 2008 compared to the prior year period primarily due to higher average debt balances, which mainly resulted from foreign currency exchange impacts. This was partially offset by lower average interest rates on floating rate debt.

Income Taxes:

	Three Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Income (loss) from continuing operations	$22,053	$(3,775)	$25,828	-684.2%
before income taxes
Provision for income taxes	22,708	27,014	(4,306)	-15.9%
Effective income tax rate	103.0%	-715.6%

•

For the fiscal year ending December 31, 2008, we are projecting an effective income tax rate of approximately 140%. The projected effective income tax rate for the fiscal year exceeds the statutory tax rate primarily as a result of increased valuation allowances against net deferred tax assets and increases in reserves for uncertain tax positions.

We reported an effective income tax rate of 103.0% on the pre-tax income from continuing operations for the three month period ended June 27, 2008. The lower effective tax rate for the three month period ended June 27, 2008 is primarily attributable to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the three month period ended June 27, 2008 includes a relatively low proportion of the projected annual U.S. pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

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

Net Income:

Our net income increased by $30.6 million, to a net loss of $0.3 million for the second quarter of 2008 compared to a net loss of $30.9 million for the second quarter of 2007, mainly due to an increased operating profit of $25.4 million and a $4.3 million decrease in the income tax provision. The increase in operating profit was driven by a $42.2 million increase in gross profit, partially offset by increased selling, general, and administration costs of $14.9 million and increased research and development expenses of $1.4 million.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended June 27, 2008 and June 29, 2007.

	Three Months Ended
(dollars in thousands)	June 27, 2008	June 29, 2007
Net cash flows used in operating activities	$(51,927)	$(27,213)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	91,301	63,663
Changes in deferred income taxes	(10,752)	(13,648)
Gain (loss) from divestitures	(1,111)	409
Gain on property disposals	27	2,555
Depreciation and amortization expense	(33,227)	(38,607)
Amortization of debt issuance costs	(1,255)	(1,309)
Interest accreted on notes payable	9,979	(11,528)
Interest accrued on long-term receivables-related parties	674	642
Other, net	(3,972)	(5,863)

Net income (loss)	(263)	(30,899)
Provision for income taxes	23,081	26,940
Interest expense, net	36,302	35,184
Depreciation and amortization expense	33,227	38,607

EBITDA	$92,347	$69,832

EBITDA increased by $22.5 million for the quarter ended June 27, 2008 compared to the prior year quarter, primarily driven by a $25.4 million increase in operating profit over the same period in the prior year, which was due to savings from our November 2005 Plan and controlled selling, general and administrative spending.

Six Months Ended June 27, 2008 Compared to Six Months Ended June 29, 2007

Net Sales:

	Six Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Net product and service sales	$1,691,953	$1,459,903	$232,050	15.9%
Sales agency fee income	18,572	44,675	(26,103)	-58.4%

	$1,710,525	$1,504,578	$205,947	13.7%

•	Net product and service sales. The weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $139.2 million to the increase in net product and service sales.

•

Net product and service sales. Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement, our net product and service sales increased 2.6% compared to the same period in the prior year. The increase was due to growth in our European, Latin America, and Asia Pacific regions. This growth was partially offset by declining sales in Japan and North America. The following is a review of the sales performance for each of our regions, which also excludes the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement:

•

In our Europe, Africa and Middle East markets, net sales increased 3.6% in the first six months of 2008 compared to the same period in the prior year driven by a stronger second quarter performance. This growth was driven by a combination of selective price increases in certain business sectors and geographic areas, overall strong growth in equipment sales, and continued expansion in certain Western European countries as well as developing markets in Central and Eastern Europe.

•

In Asia Pacific, net sales increased 9.4% in the first six months of 2008 compared to the same period in the prior year. This growth was driven by top customer growth and strong sales volume by certain key developing markets in the region, primarily in the food and beverage and the lodging sectors.

•

In Latin America, net sales increased 6.9% in the first six months of 2008 compared to the same period in the prior year, primarily driven by selective price increases throughout the region, success with our indirect channel partners, and growth in the food and beverage sector.

•

In North America, net sales decreased 0.2% in the first six months of 2008 compared to the same period in the prior year, primarily due to food and beverage customer consolidation and distributor inventory reduction offset by growth of certain top key customers and selective price increases in most sectors.

•

In Japan, net sales decreased 4.4% in the first six months of 2008 compared to the same period in the prior year, primarily due to choices made to exit certain non-core and/or underperforming accounts in both direct and indirect channels.

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

Under the License Agreement, we recorded net product and service sales of $75.1 million during the first six months of 2008.

For the Sales Agency Agreement, we recorded total sales agency fee income of $18.6 million, consisting of $15.3 million under the new agency agreement, $2.9 million under transitional arrangements, and $0.4 million of termination fees. Except for the countries mentioned above, we anticipate that sales under the previous agreement for other countries will be converted to the License Agreement in 2008.

Gross Profit:

	Six Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Gross Profit	$708,999	$631,060	$77,939	12.4%
Gross profit as a percentage of net sales as reported:	41.4%	41.9%
Gross profit as a percentage of net sales adjusted for sales agency fee income:	40.8%	40.2%

•

The weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $61.9 million for the six months ended June 27, 2008 compared to the same period in the prior year.

•

Excluding the impact of foreign currency exchange rates, gross profit increased $16.1 million for the first six months of 2008 compared to the same period in the prior year, primarily due to growth in our European and Asia Pacific regions mentioned above.

•

Based on net sales as reported, our gross profit percentage for the second quarter of 2008 declined by 50 basis points compared to the same period in the prior year. Excluding the impact of sales agency fee income, our gross profit percentage improved 60 basis points for the first six months of 2008 compared to the same period in 2007 with higher margins primarily coming from Europe. While we strive to continuously improve margins with pricing actions and cost reduction initiatives, keeping pace with the current rate of materials inflation is presenting significant challenges.

Operating Expenses:

	Six Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Selling, general and administrative expenses	$575,326	$560,596	$14,730	2.6%
Research and development expenses	36,149	32,505	3,644	11.2%
Restructuring expenses	11,240	6,319	4,921	77.9%

	$622,715	$599,420	$23,295	3.9%

As a percentage of net sales:
Selling, general and administrative expenses	33.6%	37.3%
Research and development expenses	2.1%	2.2%
Restructuring expenses	0.7%	0.4%

	36.4%	39.9%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	34.0%*	38.4%*
Research and development expenses	2.1%	2.2%
Restructuring expenses	0.7%	0.4%

	36.8%	41.0%

*	The percentages for 2008 and 2007 are 32.5% and 35.4%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

•

Operating expenses. The weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $48.7 million in the six months ended June 27, 2008 compared to the same period in the prior year.

•

Selling, general and administrative expenses. As a percentage of adjusted net sales excluding sales agency fee income, selling, general and administrative costs were 32.5% for the first six months of 2008 compared to 35.4% for the same period in 2007 when period costs under the November 2005 Plan are excluded. Excluding the impact of foreign currency and costs associated with the November 2005 Plan, selling, general and administrative costs declined $12.8 million during the first six months of 2008 compared to the prior year period. This was due to savings from our November 2005 Plan and controlled spending in most of our regions.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased $2.2 million during the first six months of 2008 compared to the prior year period.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses increased $4.5 million during the first six months of 2008 compared to the prior year period. This was primarily due to increased employee severance and other expenses related to the November 2005 Plan in Japan where we have taken action to consolidate and streamline our sales and marketing functions into one legal entity and two business units and increased employee severance and other expenses in our European segment as part of the transition to one centrally managed European region, focusing our local organizations on sales and marketing execution.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the six months ended June 27, 2008 and June 29, 2007, and since inception of the program in November 2005, is outlined below:

(dollars in thousands)	Six Months Ended June 27, 2008	Six Months Ended June 29, 2007	Total Project to Date June 27, 2008
Reserve balance at beginning of period	$46,226	$70,225	$—
Restructuring (net) costs charged to income	11,240	6,393	157,775
Liability adjustments (net)	—	(70)	313	(1)
Payments of accrued costs	(18,006)	(28,280)	(118,628)

Reserve balance at end of period	$39,460	$48,268	$39,460

Period costs classified as selling, general and administrative expenses	$25,003	$44,352	$254,145
Period costs classified as cost of sales	(602)	1,237	3,150
Capital expenditures	8,870	9,782	49,868

(1)	$387 of this amount was reclassified from other liabilities and $74 was recorded as a reduction of restructuring expense, resulting in a net liability adjustment of $313.

•

November 2005 Plan restructuring costs. During the first six months of 2008 and 2007, we recorded $11.2 million and $6.4 million, respectively, of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. Costs for the first six months of 2008 consisted primarily of involuntary termination costs associated with our Japanese and European business segments, and the costs for the first six months of 2007 consisted primarily of involuntary termination and other costs incurred by our North American and European business segments as well as our Corporate Center.

•

November 2005 Plan period costs. During the first six months of 2008 and the first six months of 2007, we recorded $25.0 million and $44.4 million, respectively, of selling, general and administrative expenses and ($0.6) million (represents an adjustment of previous inventory reserves) and $1.2 million, respectively, of cost of sales, mainly for restructuring activities related to the Japan reorganization and various value chain related projects and costs related to human resources and information technology at the Corporate Center. These costs consisted of $6.0 million and $3.4 million, respectively, for long-lived asset impairments, $1.6 million and $2.4 million, respectively, for write-offs and adjustments of other assets (pensions, inventory, and accounts receivable) and $16.8 million and $39.8 million, respectively, for other period costs associated with restructuring activities (current period costs are further explained above in the Executive Summary). The overall decrease in these expenses over the prior year was mainly due to a reduction in restructuring activities at our North American business segment as well as the Corporate Center.

•

DiverseyLever acquisition. In connection with the acquisition of the DiverseyLever business, we also recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the first six months of 2008 and 2007, we paid cash of $0.3 million and $0.5 million, respectively, representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balances associated with the exit plans and our acquisition-related restructuring plans were $1.1 million and $2.2 million as of June 27, 2008 and June 29, 2007, respectively. We continue to make cash payments representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

Non-Operating Results:

	Six Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Interest expense	$76,299	$75,848	$451	0.6%
Interest income	(3,913)	(5,448)	1,535	-28.2%

Net interest expense	$72,386	$70,400	$1,986	2.8%
Other expense (income), net	(1,644)	398	(2,042)

•

Net interest expense increased in the first six months of 2008 compared to the prior year period primarily due to lower interest income resulting from lower average cash balances during the period as compared to the same period last year. The decrease in cash balances resulted from cash used to fund activities related to the November 2005 Plan.

Income Taxes:

	Six Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Income (loss) from continuing operations before income taxes	$15,542	$(39,158)	$54,700	-139.7%
Provision for income taxes	38,263	39,804	(1,541)	-3.9%
Effective income tax rate	246.2%	-101.6%

•

For the fiscal year ending December 31, 2008, we are projecting an effective income tax rate of approximately 140%. The projected effective income tax rate for the fiscal year exceeds the statutory tax rate primarily as a result of increased valuation allowances against net deferred tax assets and increases in reserves for uncertain tax positions.

We reported an effective income tax rate of 246.2% on the pre-tax income from continuing operations for the six month period ended June 27, 2008. The higher effective tax rate for the six month period ended June 27, 2008 is primarily attributable to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the six month period ended June 27, 2008 includes a relatively high proportion of the projected annual U.S. pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

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

Net Income:

Our net income increased by $56.7 million, to a net loss of $22.0 million for the first six months of 2008 compared to a net loss of $78.7 million for the first six months of 2007, mainly due to an increased operating profit of $54.6 million. The increase in operating profit was driven by a $77.9 million increase in gross profit, partially offset by increased selling, general, and administration costs of $14.7 million, increased research and development expenses of $3.6 million, and increased restructuring expenses of $4.9 million.

EBITDA:

The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the six months ended June 27, 2008 and June 29, 2007.

	Six Months Ended
(dollars in thousands)	June 27, 2008	June 29, 2007
Net cash flows used in operating activities	$(61,702)	$(69,778)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	112,343	118,961
Changes in deferred income taxes	(12,581)	(18,305)
Gain (loss) from divestitures	1,378	(173)
Gain on property disposals	163	1,992
Depreciation and amortization expense	(66,582)	(75,600)
Amortization of debt issuance costs	(2,528)	(2,511)
Interest accreted on notes payable	(1,869)	(22,757)
Interest accrued on long-term receivables-related parties	1,339	1,276
Other	8,040	(11,841)

Net loss	(21,999)	(78,736)

Provision for income taxes	38,849	39,956
Interest expense, net	72,386	70,400
Depreciation and amortization expense	66,582	75,600

EBITDA	$155,818	$107,220

EBITDA increased by $48.6 million for the six months ended June 27, 2008 compared to the same period in the prior year, primarily due to a $54.6 million increase in operating profit over the same period in the prior year and a $14.2 million decrease in restructuring costs and period costs included in selling, general and administrative costs related to our November 2005 Plan compared to the prior year. This result was due to savings from our November 2005 Plan and controlled selling, general and administrative spending.

Liquidity and Capital Resources

	Six Months Ended		Change
(dollars in thousands)	June 27, 2008	June 29, 2007	Amount	Percentage
Net cash used in operating activities	$(61,702)	$(69,778)	$8,076	-11.6%
Net cash provided by (used in) investing activities	7,466	(37,887)	45,353	-119.7%
Net cash provided by (used in) financing activities	33,621	(7,607)	41,228	-542.0%
Capital expenditures	56,999	45,308	11,691	25.8%
			Change

	June 27, 2008	December 28, 2007	Amount	Percentage
Cash and cash equivalents	$72,041	$97,176	$(25,135)	-25.9%
Working capital (1)	582,885	517,641	65,244	12.6%
Total debt	1,548,733	1,486,511	62,222	4.2%

(1)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents at June 27, 2008 compared to December 28, 2007 resulted primarily from cash used in operating activities, capital expenditures and dividends paid, partially offset by proceeds from the divestiture of the Auto-Chlor business in February 2008 and proceeds from short term borrowings.

•

The decrease in net cash used in operating activities during the six months ended June 27, 2008 compared to the prior year period was primarily due to a smaller increase in working capital and a reduction in the utilization of the Asset Securitization program that was $7.8 million less than the prior year quarter.

•

The increase in net cash provided by (used in) investing activities during the six months ended June 27, 2008 compared to the prior year period was primarily due an increase in proceeds from divestitures, mostly related to the divestiture of the Auto-Chlor business in February 2008. This was partially offset by slightly higher capital expenditures in the first six months of 2008 as compared to the same period in 2007. Our investments tend to be in dosing and feeder equipment with new and existing customer accounts as well as ongoing expenditures in information technology and manufacturing. We may also make significant cash expenditures in an effort to capitalize on cost savings opportunities.

•

The increase in cash flow provided by (used in) financing activities during the six months ended June 27, 2008 compared to the prior year period was due to an increase in short term borrowings in the current year, as compared to a repayment of short term borrowing in the prior year period.

•

The weakening U.S. dollar significantly drove the $65.2 million increase in working capital during the six months ended June 27, 2008. This included a $49.7 million increase in accounts receivable and a $52.4 million increase in inventories, partially offset by a $36.9 million increase in accounts payable. The increase in inventories is a result of a seasonal build in inventory levels and transitional builds from factory closures to meet customer obligations.

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

The JDI senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 16, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of June 27, 2008, JDI had $4.9 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $170.1 million under those revolving facilities.

As of June 27, 2008, excluding indebtedness held by JDI, our only indebtedness consisted of the senior discount notes with a book value of $387.0 million. As of June 27, 2008, our subsidiaries had total indebtedness of $1.2 billion, consisting of $654.3 million of senior subordinated notes, $434.1 million of borrowings under the senior secured credit facilities, $11.7 million of other long-term borrowings and $61.6 million in short-term credit lines. In addition, JDI had $191.6 million in operating lease commitments, $2.6 million in capital lease commitments and $4.9 million committed under letters of credit.

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

Off-Balance Sheet Arrangements. JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby JDI and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), JDI’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As June 27, 2008 and December 28, 2007, JDI’s total potential for securitization of trade receivables was $75.0 million.

As of June 27, 2008 and December 28, 2007, the Conduits held $52.6 million and $53.9 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of June 27, 2008 and December 28, 2007, JDI had a retained interest of $105.3 million and $95.3 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the six months ended June 27, 2008, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 4.71% per annum.

Under the terms of the JDI senior secured credit facilities, JDI must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the JDI senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI may enter into may not exceed $200 million in the aggregate.

Contractual Obligations

For the fiscal year ending December 31, 2008, we expect to increase FIN No. 48 liabilities (excluding interest and penalties) by $6.8 million, resulting in total FIN No. 48 liabilities (excluding interest and penalties) of $37.3 million. Total FIN No. 48 liabilities for which payments are expected in less than one year are $6.3 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current unrecognized tax benefits.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on June 27, 2008, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the JDI senior secured credit facilities to $130 million per fiscal year. To the extent that JDI makes capital expenditures of less than the limit in any fiscal year, however, JDI may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts that JDI carries forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of June 27, 2008, JDI was in compliance with the limitation on capital expenditures for fiscal year 2008.

Restructuring Charges. The JDI senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of June 27, 2008, JDI was in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

In addition, the JDI senior secured credit facilities contain covenants that restrict JDI’s ability to declare dividends and to redeem and repurchase capital stock. The JDI senior secured credit facilities also limit JDI’s ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

Acquisitions

June 2008

In June 2008, JDI purchased the assets of a cleaning technology business for an aggregate purchase price of $8.0 million. The purchase price includes a $1.0 million non-refundable deposit made in July 2007; $5.0 million paid at closing; and $2.0 million of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of technological know-how, patents and a non-compete agreement. The amounts paid through June 27, 2008 have been capitalized as other intangibles in our consolidated balance sheet, subject to the final allocation of purchase price and determination of expected useful lives.

In conjunction with the acquisition, JDI and the sellers entered into a consulting agreement, under which JDI will pay to the sellers $1.0 million in fiscal 2009 and $1.0 million in fiscal 2010, subject to meeting certain conditions.

In addition to the purchase price discussed above, we also maintain an intangible asset in our consolidated balance sheet in the amount of $4.7 million, representing a payment from JDI to the sellers in a previous period in exchange for an exclusive distribution license agreement relating to this technology. This distribution agreement was terminated as a result of the acquisition and the value of this asset will be considered in the final allocation of purchase price.

March 2007

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

The sales agreement was subject to the approval of JDI’s Board of Directors and Unilever consent, both of which we considered necessary in order to meet “held for sale” criteria under SFAS No. 144 “Accounting for Asset Impairment.” Accordingly, these assets were classified as “held and used” as of December 28, 2007. JDI obtained approval from its Board of Directors and consent from Unilever in January 2008.

The transaction closed on February 29, 2008, and JDI recorded an estimated gain of $2.5 million after taxes and related costs during the three months ended March 28, 2008. JDI recorded additional one-time costs and refined net assets disposed, reducing the gain by $0.9 million during the three months ended June 27, 2008, resulting in a gain of $1.6 million after taxes and related costs during the six months ended June 27, 2008. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. The gain is subject to additional post-closing adjustments including evaluation of potential pension-related settlement charges.

As of the divestiture date, net assets were as follows (000’s):

Inventories	$8,343
Property, plant and equipment, net	11,439
Goodwill	12,745
Other intangibles, net	32,517

Net assets divested	$65,044

Net sales associated with these businesses were approximately $0 and $16.2 million for the three months ended June 27, 2008 and June 29, 2007, respectively; and $9.9 million and $30.4 million for the six months ended June 27, 2008 and June 29, 2007, respectively.

Discontinued Operations

Chemical Methods Associates

On September 30, 2006, in connection with its November 2005 Plan, JDI sold its equity interest in CMA to Ali SpA, an Italian-based manufacturer of equipment for the food service industry, for $17.0 million. CMA was a non-core asset. In January 2007, JDI finalized and collected an additional purchase price of $0.3 million related to a working capital adjustment. During the fiscal year ended December 29, 2006, JDI recorded an estimated gain of $2.3 million ($0.5 million after tax), net of related costs. During the six months ended June 29, 2007, JDI finalized the purchase price and recorded additional closing costs, resulting in an immaterial additional gain. During the fiscal year ended December 28, 2007, JDI finalized the purchase price and recorded additional closing costs, resulting in a reduction to the gain of $0.3 million ($0.3 million after tax). Further adjustments are not expected to be significant.

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

During the fiscal year ended December 28, 2007, JDI finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1.7 million ($0.3 million after tax gain) of which $0.4 million ($0.2 million after tax) and $1.1 million ($0.7 million after tax) were recorded during the three and six months ended June 29, 2007, respectively. During the three and six months ended June 27, 2008, JDI recorded and refined additional closing costs reducing the gain by $0.2 million ($0.2 million after tax) and $0.2 million ($0.2 million after tax), respectively. Further adjustments are not expected to be significant.

The assets and liabilities remaining in discontinued operations at June 27, 2008 and December 28, 2007 relate to the tolling agreement. JDI recorded income from discontinued operations, net of tax, relating to the tolling agreement of $0.6 million and $0.1 million, during the three months ended June 27, 2008 and June 29, 2007, respectively, and $0.9 million and $0.9 million, respectively for the six months ended June 27, 2008 and June 29, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

As of June 27, 2008, JDI had $434.1 million of debt outstanding under its senior secured credit facilities. After giving effect to the interest rate swap transactions that JDI has entered into with respect to some of the borrowings under our credit facilities, $234.1 million of the debt outstanding remained subject to variable rates. In addition, as of June 27, 2008, JDI had $73.4 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s independent registered public accounting firm will provide an attestation report regarding the Company’s internal control over financial reporting with the issuance of its Annual Report on Form 10-K for fiscal 2008.

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended June 27, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2008, the Company solicited the following written consents of its shareholders in lieu of the Annual Meeting of Shareholders as follows:

•	On May 6, 2008, shareholders unanimously elected the following to continue an additional term as Directors of the Corporation beginning May 8, 2008:

S. Curtis Johnson – Chairman

Neal R. Nottleson – Vice Chairman

Todd C. Brown

Norman Clubb

Irene M. Esteves

Robert M Howe

Helen P. Johnson-Leipold

Edward F. Lonergan

Clifton D. Louis

John Rice

Reto Wittwer

•	On April 30, 2008, shareholders unanimously approved ending the fiscal year of the Company on December 31 of each year, effective with the fiscal year ending December 31, 2008.

ITEM 6.	EXHIBITS

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY HOLDINGS, INC.

Date: August 7, 2008	/s/ Joseph F. Smorada
Joseph F. Smorada, Vice President and Chief Financial Officer

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.