Form 10-K
period 2008-12-31
JOHNSONDIVERSEY HOLDINGS INC
filed 2009-03-27
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of March 6, 2009, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value. There were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

*	Note: As a voluntary filer not subject to filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, which would be required to be filed if the registrant were required to file such reports.

Unless otherwise indicated, references to “Holdings,” “we,” “our” and “us” in this report refer to JohnsonDiversey Holdings, Inc. and its consolidated subsidiary and references to “JDI” refer to JohnsonDiversey, Inc., a wholly owned subsidiary of Holdings.

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–K that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•	general economic and political conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	the vitality of the institutional and industrial cleaning and sanitation market and conditions affecting the industry, including health-related, political and weather-related;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill their obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or affect our markets; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I

ITEM 1.	BUSINESS

General

We operate our business through our sole subsidiary, JDI, and its subsidiaries. We are an environmentally responsible, leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products, and equipment and related services for the institutional and industrial cleaning and sanitation market, which we operate under the names “JohnsonDiversey” and “Johnson Wax Professional.”

Through JDI and its subsidiaries, we sell our products in more than 160 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe and North America with a strong presence in Japan and an increasing presence in the emerging markets of Asia Pacific and Latin America. For the year ended December 31, 2008, we had net sales of $3.3 billion, of which 55% were from Europe and 20% were from North America. For a discussion of financial results by segment and by geographical location, see Note 28 to our consolidated financial statements.

We file annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and other information with the SEC pursuant to covenants contained in the indentures governing JDI’s senior subordinated notes. The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website at http://www.johnsondiversey.com. The information on our website is not incorporated into, and is not part of, this annual report.

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

In May 2002, JDI acquired DiverseyLever, an institutional and industrial cleaning and sanitation business, from Conopco, Inc., a subsidiary of Unilever PLC and Unilever N.V. (together “Unilever”). Following the acquisition, we changed our name to “JohnsonDiversey Holdings, Inc.” In connection with the acquisition, Unilever acquired a one-third interest in us and Holdco retained the remaining two-thirds interest. At the closing of the acquisition, JDI entered into a sales agency agreement (the “Prior Agency Agreement”) with Unilever whereby it was appointed Unilever’s exclusive agent to sell Unilever’s consumer branded products, a business JDI did not acquire, to institutional and industrial customers. In October 2007, the Prior Agency Agreement with Unilever, which expired in December 2007, was replaced by an umbrella agreement (the “Umbrella Agreement”), which includes: i) a new agency agreement with terms similar to the Prior Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement have also entered into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

In June 2006, Johnson Polymer, LLC (“Johnson Polymer”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of JDI, completed the sale of substantially all of the assets of Johnson Polymer, certain of the equity interests in, or assets of, certain Johnson Polymer subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft.

Business Overview

Our business supplies cleaning, operational efficiency, hygiene and sanitizing products, including food service, beverage and food processing, floor care, restroom/other housekeeping, and laundry, to institutional end-users such as lodging establishments, food processing facilities, building service contractors, educational institutions, retail outlets, and healthcare facilities. In addition, we provide a wide range of value-added services, including safety and application training, safety and hygiene consulting and hygiene auditing. We sell our professional products and related services on a global basis to a broad range of customers in diverse industries. In fiscal year 2008, our business had net sales of $3.3 billion.

JDI’s operating segments are defined according to geographic regions and include the following: (1) Europe, (2) North America, (3) Japan, (4) Latin America, (5) Asia Pacific, and (6) Eliminations/Other. For additional information regarding our business by segment, including operating profit and total assets, see Note 28 to our consolidated financial statements, included elsewhere in this report.

Europe. JDI’s European segment had $1.8 billion of net sales in fiscal year 2008. The European segment consists of 30 operating units across Western Europe, Central and Eastern Europe, Africa, and the Middle East. The largest operations comprising this segment are primarily in Western Europe and include the United Kingdom, Italy, France, the Netherlands, Germany, Turkey, Spain, and Switzerland.

North America. Net sales for North America was $679.4 million in fiscal year 2008. The North America business primarily consists of JDI’s operations in the United States and Canada.

Japan. Net sales for Japan, JDI’s third largest segment, was $311.4 million in fiscal year 2008.

Latin America. Net sales for the Latin American region was $263.0 million in fiscal year 2008. The Latin American segment consists of 10 operating units across South America, Central America, and the Caribbean, with Brazil being JDI’s largest operation.

Asia Pacific. Net sales for the Asia Pacific region was $251.7 million in fiscal year 2008. This region consists of 12 operating units with China and Australia being JDI’s largest operations in the region.

Products

As the nature of our business is generally similar across our geographic regions, the ensuing detailed description of our business and competitive environment is intended to be representative of all our regions unless specifically stated otherwise.

We are a worldwide, environmentally responsible supplier of cleaning, hygiene and sanitizing products, equipment and related services to the institutional and industrial cleaning and sanitation market. We offer a diversified line of products and related services to customers in more than 160 countries. We currently offer a wide range of products in each of five different categories—food service, beverage and food processing, floor care, restroom/other housekeeping, and laundry.

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

Floor Care. We manufacture a broad range of floor care products and systems, including finishes, buffable waxes, cleaners, degreasers, polishes, sealers and strippers for all types of flooring surfaces, including vinyl, terrazzo, granite, concrete, marble, linoleum and wood. We also provide a full range of carpet cleaners, such as extraction cleaners and shampoos; carpet powders; treatments, such as pre-sprays and deodorizers; and a full line of carpet spotters. Our range of products also includes carpet cleaning and floor care machines, as well as utensils and tools, which support the floor cleaning and maintenance process.

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

End-Users and Customers

We offer our professional products directly or through third-party distributors to end-users in seven sectors—food service, lodging, retail, health care, building managers/service contractors, food and beverage, and other. During fiscal year 2008, no end-user customer accounted for more than 4% of our global consolidated net sales.

Food Service. End users include fast food and full-service restaurants as well as contract caterers.

Lodging. We serve most of the largest hotel chains in the world as well as local independent properties and regional chains.

Retail. Retail end users include supermarkets, drug stores, discounters, hypermarkets and wholesale clubs.

Health Care. These customers include both public and private hospitals, long-term care facilities and other facilities where medical services are performed.

Building Managers/Service Contractors. These end users include building owners/managers as well as building service contractors. Contractors clean, maintain and manage office buildings, retail stores, health care facilities and educational institutions.

Food and Beverage. Food and beverage end users include dairy plants, dairy farms, breweries, soft-drink and juice bottling plants and other food processors.

Other. End-users in this sector include cash and carry establishments, government institutions, industrial plants and on-premise laundries. Cash and carry customers are stores in which professional end-users purchase products for their own use.

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

In our larger customer sectors, such as food and beverage, the supply of cleaning, hygiene, operational efficiency and appearance enhancing products involves more than the physical distribution of detergents. In these sectors, customers may contract for the provision of a complete hygiene system, which includes products as well as safety and application training, hygiene consulting, hygiene auditing and after-sales services. We employ specialized sales people who are trained to provide these specific services and, through our tailored cleaning solutions approach, we are able to better address the specific needs of these customers.

For additional financial information regarding key financial measures of our business, including net sales and long-lived assets by geographical location, see Note 28 to our consolidated financial statements, included elsewhere in this report.

Raw Materials

Suppliers provide raw materials, packaging components, equipment, accessories and contract manufactured goods. The key raw materials we use in our business are surfactants, polymers and resins, fragrances, solvents, caustic soda, waxes, chelates and phosphates. Packaging components include bag-in-the-box containers, bottles, corrugated boxes, drums, pails, totes, aerosol cans, caps, triggers and valves. Equipment and accessories include dilution control, ware washing and laundry equipment, floor care machines, air care dispensers, floor care applicators, mops, microfiber, buckets, carts and other items used in the maintenance of a facility.

We believe that the vast majority of our raw materials required for the manufacture of our products and all components related to our equipment and accessories are available from multiple sources and are available in amounts sufficient to meet our manufacturing requirements. Due to by-product/co-product chemical relationships to the automotive and housing markets, several materials will continue to be difficult to source. Our ability to deliver our products in a cost effective manner in 2008 has been affected by unprecedented cost increases in phosphorous materials, caustic soda, chelates, and other key materials. In addition, raw material costs for certain of our floor care products have been unfavorably impacted by volatile oil and natural gas prices. As a result, we have absorbed significantly higher raw material costs and have implemented selling price increases in all of our global markets. Although we purchase some raw materials under long-term supply arrangements with third parties, these arrangements follow market forces and are in line with our overall global sourcing strategy, which seeks to balance cost of acquisition and availability of supply.

Competition

The worldwide market for our products is both fragmented and highly competitive. Our principal global competitor is Ecolab, Inc. (“Ecolab”), which is the largest supplier of cleaning and sanitizing products in the cleaning and sanitation market, mainly as result of its significant presence in the U.S. health and hospitality market. Outside the United States, we have either equal or greater market share in most geographies. We face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Other competitors in the market include 3M, The Procter & Gamble Company and The Clorox Company, which sell into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

We seek to differentiate our company from our competitors in our strategic sectors by becoming the preferred partner to our customers, and providing innovative, industry-leading products to make their facilities safer and healthier for the workers who clean them and the people who occupy them. We believe the quality, ease of use and environmental profile of our products are unique competitive strengths. In addition, we have long-standing, profitable relationships with many of our top customers. Our global reach and sales and service capabilities also give us a strong competitive advantage over smaller, regional and local players in the industry.

Foreign Operations

JDI conducts business operations through its subsidiaries in North America, Europe, Japan, Latin America and Asia Pacific. Because our business has significant manufacturing operations, sales offices and research and development activities in foreign locations, fluctuations in currency exchange rates may have a significant impact on our consolidated financial statements. To a large extent, we use currency netting and forward foreign currency contracts to offset these fluctuations.

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

We believe that the Johnson housemark and the Diversey trademark are important to our business. SCJ has granted us a license to use specified trade names, housemarks and trademarks that incorporate “Johnson,” including “Johnson Wax Professional,” and to use the “Johnson” name, with our owned trade name “Diversey,” in the institutional and industrial cleaning and sanitation market. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” We own the Diversey trademark and have registrations of that trademark in various jurisdictions. These registrations are renewable, potentially indefinitely, as long as we continue to use the Diversey trademark. Other than the Johnson and Diversey marks, we do not believe that our overall business is materially dependent on any individual trade name, trademark or patent.

In connection with JDI’s acquisition of the DiverseyLever business in May 2002, JDI entered into several license agreements with Unilever under which Unilever granted JDI a license of specified trademarks, patents, design rights, copyrights and know-how used in the DiverseyLever business that were retained by Unilever. In addition, under a transferred technology license agreement, JDI granted a license to Unilever to use specified intellectual property rights and patents and registered designs that were transferred to JDI in the acquisition. The licenses granted under these agreements generally terminate with the expiration of the particular patent, design right, copyright or know-how, unless terminated earlier.

Research and Development

Innovative technologies and manufacturing expertise are important to our business. Through our research, we aim to develop new, more innovative and competitive products, applications, services and processes while providing technical assistance to customers helping them improve their operations. In particular, our ability to compete effectively is materially dependent on the integration of proprietary technologies with our knowledge of the applications served. We conduct most of our research and development activities at our research facilities located in Sturtevant, Wisconsin, Santa Cruz, California, Utrecht, the Netherlands, Mannheim, Germany, Muenchwilen, Switzerland, and Sao Paulo, Brazil. We also have regional development and application support in our Asia Pacific region, Japan and other locations in Europe. In addition, JDI entered into a technology disclosure and license agreement with SCJ, under which each party may disclose to the other new technologies that it develops internally, acquires or licenses from third parties.

Substantially all of our principal products have been sourced and/or developed by our research and development and engineering personnel. Research and development expenses were $67.1 million, $65.5 million and $58.1 million, respectively, for the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006.

Employees

All of our employees are also employees of JDI. As of March 6, 2009, we employed over 10,800 employees, of which about 1,400 were located in the United States.

None of our employees in the United States are covered by a collective bargaining agreement. In Europe, the majority of JDI’s employees are represented by labor unions and are covered by collective bargaining agreements. Collective bargaining agreements are generally renewable on an annual basis. In several European countries, local co-determination legislation or practice requires employees of companies that are over a specified size, or that operate in more than one European country, to be represented by a works council. Works councils typically meet between two and four times a year to discuss management plans or decisions that impact employment levels or conditions within JDI, including closures of facilities. Certain employees in Australia, Japan, Latin America, New Zealand and South Africa also belong to labor unions and are covered by collective bargaining agreements. Local employment legislation may impose significant requirements in these and other jurisdictions, including consultation requirements.

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

Ingredient Regulation. Numerous federal, state, local and foreign laws and regulations relate to the sale of products containing ingredients that may impact human health and the environment. Specifically, the State of California has enacted Proposition 65, which requires us to disclose specified listed ingredient chemicals on the labels of our products. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Other Environmental Regulation. Many of our facilities are subject to various federal, state, local or foreign laws and regulations governing the discharge, transportation, use, handling, storage and disposal of hazardous substances. In the United States, these statutes include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, including the Emergency Planning and Community Right-to-Know Act, which imposes reporting requirements when toxic substances are released into the environment. In Europe, we are subject to portions of the compliance obligations under the EU European Community Directive “Registration, Evaluation, Authorization, and Restriction of Chemicals” (EU Directive No. 2006/1907). The directive imposes several requirements related to the identification and management of risks related to chemical substances manufactured or marketed in Europe. Our compliance obligations are mostly associated with the use of chemicals versus manufacture. Each year we make various capital investments and expenditures necessary to comply with applicable laws and regulations and satisfy our environmental stewardship principles. To date, these investments and expenditures have not had a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Given the nature of our business, we believe that it is possible that, in the future, we will be subject to more stringent environmental laws or regulations that may result in new or additional restrictions imposed on our manufacturing, processing and distribution activities, which may result in possible violations, substantial fines, penalties, damages or other significant costs. The potential cost to us relating to environmental matters, including the cost of complying with the foregoing legislation and remediation of contamination, is uncertain due to such factors as the unknown magnitude and type of possible pollution and clean-up costs, the complexity and evolving nature of laws and regulations, including those outside the United States, and the timing, variable costs and effectiveness of alternative clean-up methods. We have accrued our best estimate of probable future costs relating to such known sites, but we cannot estimate at this time the costs associated with any contamination that may be discovered as a result of future investigations, and we cannot provide assurance that those costs or the costs of any required remediation will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Similar product registration regulations and compliance programs exist in many other countries where we operate.

To date, the cost of complying with product registration and compliance has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this annual report on Form 10-K, certain risk factors should be considered carefully in evaluating our business. The risk factors include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our business, results of operations, financial condition and cash flows.

We may not realize the anticipated cost savings from the restructuring contemplated by the November 2005 Plan.

We have realized significant cost savings as a result of our restructuring program announced in November 2005 (“November 2005 Plan”), which is expected to take one more year to complete. The restructuring program includes redesigning our organization structure, closing a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe, and reducing our workforce by approximately 10%. In addition to the divestitures that we have completed, which most notably included the divestiture of the Polymer Business in 2006, we are also considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses of an immaterial nature.

Our ability to divest or exit non-core or underperforming businesses is limited by restrictions in the indentures for our senior subordinated notes, our senior secured credit facilities and the Stockholders’ Agreement among Holdings, Holdco and Unilever (as amended and restated in December 2008). See “The indentures for our senior discount notes, JDI’s senior subordinated notes, and JDI’s senior secured credit facilities and the Stockholders’ Agreement among us, Holdco and Unilever restrict our and JDI’s ability to engage in some business and financial transactions.” Further, restructuring programs are inherently risky given that a successful outcome is dependent on the ability to successfully execute and manage significant changes to the business. Our assumptions underlying estimates of anticipated cost savings from these restructuring initiatives may be inaccurate, and future business conditions and events may impede our ability to complete our restructuring initiatives. If we are unable to complete these initiatives in a timely manner, or if we do not realize the anticipated cost savings, our business, financial condition, results of operations and cash flows may be materially adversely affected.

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

We and JDI have substantial indebtedness. As of December 31, 2008, we had total indebtedness of about $1.4 billion, consisting of $389.0 million of our senior discount notes, $614.6 million of JDI’s senior subordinated notes, $429.8 million of borrowings under JDI’s senior secured credit facilities, $11.1 million of other long-term borrowings and $26.4 million in short-term credit lines. In addition, we had $196.8 million in operating lease commitments, $2.6 million in capital lease commitments and $5.2 million committed under letters of credit as of December 31, 2008.

The degree to which we are leveraged may have important consequences to our company. For example, it may:

•	make it more difficult for us to make payments on our indebtedness;

•	increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;

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

We require a significant amount of cash to service our indebtedness. The ability to generate cash and/or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

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

A significant amount of our indebtedness matures over the next several years, including:

•	$11 million under the JDI Japanese term loan in 2009;

•	$9 million, $105 million and $316 million under JDI term loans in 2009, 2010, and 2011, respectively;

•	$615 million of JDI senior subordinated notes in 2012; and

•	$406 million under our senior discount notes in 2013.

In addition, the $175 million commitment under our revolving credit facility expires in 2010. This facility had no borrowings at December 31, 2008.

The indentures for our discount notes, JDI’s senior subordinated notes, and JDI’s senior secured credit facilities and the Stockholders’ Agreement among us, Holdco and Unilever restrict our and JDI’s ability to engage in some business and financial transactions.

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

Indentures for JDI’s senior secured credit facilities. JDI’s senior secured credit facilities contain a number of covenants that:

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

Stockholders’ Agreement. Under the Stockholders’ Agreement that we, Holdco and Unilever entered into in connection with the acquisition of the DiverseyLever business, Unilever must approve specified transactions and actions by us and our subsidiaries, including JDI. Among the transactions and actions requiring Unilever’s approval are expenditures in excess of $50 million individually, or $100 million collectively (and $10 million individually for aggregation purposes) over a twelve month period, future borrowings, investments in new ventures, exiting specified lines of businesses, specified acquisitions and divestitures and the issuance of additional capital stock. See “Some decisions affecting our business require approval of Unilever” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships with Unilever.”

We face significant competition and expect to face more competition in the future.

The worldwide market for our products is highly competitive. Our principal competitor on a worldwide basis is Ecolab, which is the largest supplier of cleaning and sanitizing products to the institutional and industrial cleaning and sanitation industry. We also face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Many of these companies have increased in size as a result of recent consolidations in the industry. Barriers to entry and expansion in the institutional and industrial cleaning and sanitation industry are low. Other competitors in the market include 3M, The Procter & Gamble Company and The Clorox Company, which sell into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

To achieve expected profitability levels, we must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers. Our failure to address these challenges adequately could put us at a competitive disadvantage relative to our competitors.

The volatility of our raw material costs may adversely affect our operations.

The key raw materials we use in our business are surfactants, polymers and resins, fragrances, solvents, caustic soda, waxes, chelates and phosphates. The prices of many of these raw materials are cyclical, and in 2008, reached record levels. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. We try to minimize the effect of price increases through production efficiency and the use of effective global sourcing strategies. If we are unable to minimize the effects of increased raw material costs, our business, financial condition, results of operations and cash flows may be materially adversely affected.

We may lose substantial amounts in agency fees or sales revenue if JDI’s new agency agreement or License Agreement and distribution arrangements with Unilever are terminated.

In connection with the DiverseyLever acquisition, JDI entered into the Prior Agency Agreement with Unilever under which JDI has agreed to act as Unilever’s sales agent in specified territories for the sale into the institutional and industrial markets of Unilever consumer products. With the exception of some transitional arrangements for certain countries, on January 1, 2008, in all territories except the United Kingdom, Ireland, Portugal and Brazil, the Prior Agency Agreement was replaced with the License Agreement for professional packs and a distribution arrangement for consumer packs. In the United Kingdom, Ireland, Portugal and Brazil, a new agency agreement is in place. If JDI is unable to comply with its obligations under these agreements or if Unilever terminates all or any of the agreements for any other reason, including if JDI is insolvent or its sales drop below 75% of targeted sales for a given year in a region/operating segment, JDI may lose significant amounts in agency fees or sales revenue. If any or all of the agreements are terminated prior to their scheduled termination date or JDI and Unilever are unable to agree to mutually acceptable replacement agreements, JDI may lose substantial amounts in agency fees or sales revenue, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are not able to protect our trade secrets or maintain our trademarks, patents and other intellectual property, we may not be able to prevent competitors from developing similar products or from marketing their products in a manner that capitalizes on our trademarks, and this loss of a competitive advantage could decrease our profitability and liquidity.

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. If we were unable to maintain the proprietary nature of our intellectual property and our significant current or proposed products, this loss of a competitive advantage could result in decreased sales or increased operating costs, either of which would decrease our liquidity and profitability.

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

The market for our products depends to a significant extent upon the goodwill associated with our brand names. We currently hold licenses under agreements with SCJ to sell certain SCJ products and to use specified technology, trade names, housemarks and brand names of SCJ incorporating “Johnson,” including “Johnson Wax Professional” and the “Johnson” name, including “Johnson” with our owned trade name “Diversey,” in the institutional and industrial cleaning and sanitation market. If our rights under these license agreements are terminated, we may lose the ability to sell specified SCJ products or to use these brand names and technology, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Similarly, other parties may infringe on intellectual property rights that SCJ licenses to us. The protection of these licensed intellectual property rights are under the control of SCJ and, therefore, we cannot assure the protection of those trademarks or other intellectual property rights or prevent dilution in the marketplace of the value of those brands. Any failure by us or SCJ to protect our trademarks and other intellectual property rights, or any adverse judgment with respect to infringement by us of others’ intellectual property rights, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Finally, we may infringe on others’ intellectual property rights.

We are subject to risks related to our operations outside of North America.

We have substantial operations outside of North America, which mainly consist of our U.S. operations. In the fiscal year ended December 31, 2008, approximately 80% of net sales were derived outside of North America. We face risks related to our foreign operations such as:

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

In addition, we and JDI are required to maintain compliance with financial covenants under JDI’s senior secured credit facilities. The covenants are measured in U.S. dollar terms; therefore, an adverse shift in currency exchange rates may cause us to be in breach of these covenants, which, if not cured or waived, may result in the acceleration of some or all of our indebtedness.

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

Our success depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us, and we need their expertise to execute ongoing restructuring, cost saving and growth activities. If any of our senior management or other key personnel ceases to work for us, our business, financial condition, results of operations and cash flows may be materially adversely affected.

We are subject to a variety of environmental and product registration laws that expose us to potential financial liability and increased operating costs.

Our operations are regulated under a number of federal, state, local, and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and CERCLA, as well as analogous state, local, and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous wastes, we, along with any other person who disposes or arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have disposed or arranged for the disposal of hazardous wastes if those sites become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state, local, and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including some of our disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations and we may not have some of these permits or some of the permits we have may not be current. Various state, local and foreign jurisdictions also require us to register our products and to comply with specified requirements with respect to those products. In the event of a violation of any of these laws, we may be liable for damages and the costs of remedial actions, and may also be subject to revocation, non-renewal or modification of our operating and discharge permits and revocation of our product registrations. Any revocation, modification or non-renewal may require us to cease or limit the manufacture and sale of products at one or more of our facilities, and may have a material adverse effect on our business, financial condition, results of operations and cash flows. Any revocation, non-renewal or modification may also result in an event of default under the indenture for our senior discount notes, the indentures for JDI’s senior subordinated notes, and JDI’s senior secured credit facilities, which, if not cured or waived, may result in the acceleration of that indebtedness.

The potential cost to us relating to environmental and product registration matters, including the cost of complying with the foregoing legislation and remediating contamination, is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, including those outside of the United States, and the timing, variable costs and effectiveness of clean-up and compliance methods. Environmental and product registration laws and regulations may also become more stringent over time and may impose greater compliance costs and increasing risks and penalties associated with any violation, which may also negatively impact our operating results. Accordingly, we may become subject to additional liabilities and increased operating costs in the future under these laws and regulations that may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Under the acquisition agreement for the DiverseyLever business, Unilever made warranties to us with respect to the DiverseyLever business. In addition, Unilever agreed to indemnify us for damages in respect of breaches of its warranties and for specified types of environmental liabilities if the aggregate amount of damages meets various dollar thresholds. Unilever will not be liable for any damages resulting from environmental matters (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. The Company was required to notify Unilever of any environmental indemnification claims by May 3, 2008. Any environmental claims pending after this date, for which the Company has notified Unilever, remain subject to indemnification until completed in accordance with the acquisition agreement. As a result, if we incur damages or liabilities that do not meet the indemnity thresholds under the acquisition agreement, or if we failed to notify Unilever of an environmental indemnity claim within the period specified in the acquisition agreement, or if the aggregate limits on indemnity payments under the acquisition agreement become applicable, we would not be entitled to indemnity from Unilever and would be required to bear the costs ourselves. We cannot be certain that we will have sufficient funds available to bear these costs. Further, the payment of these costs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we have reached agreement and settled claims with Unilever regarding indemnification claims for three former DiverseyLever locations. We may file additional claims in the future, but there can be no assurance that we will be able to recover any amounts relating to these indemnification claims from Unilever. If we are unable to recover costs relating to the sites for which we seek indemnification, we cannot be certain that we will have sufficient funds to bear these costs relating to environmental matters, which may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Descendants of Samuel Curtis Johnson beneficially own the majority of our common equity interests and the common equity interests of SCJ, with which we have material arrangements.

Descendants of Samuel Curtis Johnson beneficially own a majority of the common equity interests in Holdco. Under the Stockholders’ Agreement that we, Holdco, and Unilever entered into in connection with the DiverseyLever acquisition, the descendants of Samuel Curtis Johnson, through their controlling interest in Holdco, may nominate and elect nine of the eleven directors. As a result, subject to the provisions of the Stockholders’ Agreement, the descendants of Samuel Curtis Johnson can effectively control the management and affairs of our company.

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

We are party to various agreements with SCJ, including a trademark license agreement, a technology disclosure and license agreement, supply and manufacturing agreements and several leases. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Under the trademark license agreement, SCJ has granted us the right to sell certain SCJ products and to use specified technology, trade names, housemarks and brand names incorporating “Johnson,” including “Johnson Wax Professional” and the “Johnson” name, including “Johnson” with our owned trade name “Diversey,” which we believe are important to our business. Further, our rights to sell products in some channels of trade that are not exclusively institutional and industrial, which we refer to as “cross-over” channels of trade, are subject to the approval of SCJ, in its sole discretion, under the trademark license agreement. SCJ’s approval is also needed to sell certain “restricted products” (Unilever branded products) into “cross-over” channels. Failure to receive such approval could remove our ability to sell certain products into certain channels and accounts. Our sales in these channels of trade have historically been significant.

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

In connection with the DiverseyLever acquisition in 2002, we entered into agreements with Unilever, including license and supply agreements. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” If Unilever fails to observe its commitments under these agreements, we may not be able to operate in accordance with our business plans and we may incur additional costs. Any failure by Unilever to observe its obligations may have a material adverse effect on our business, financial condition, results of operations and cash flows. If these agreements are terminated before the end of their terms, we may not be able to obtain similar services, intellectual property or products on the same terms from third parties or at all.

As a result of the DiverseyLever acquisition, we own the name “Diversey.” We also hold licenses to use some trademarks and technology of Unilever in the institutional and industrial cleaning and sanitation market under license agreements with Unilever. We believe that these license agreements are critical to our business and the termination of our rights under any of these agreements may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Some decisions affecting our business require approval of Unilever.

Unilever beneficially owns one-third of our common stock. Also, two of the eleven members of our board of directors are appointed by Unilever. As a result, conflicts of interest may arise with respect to business dealings between us and Unilever. Under the Stockholders’ Agreement among Unilever, Holdco and us, Unilever generally must approve specified transactions and actions by us and our subsidiaries, including JDI. Among the transactions and actions requiring Unilever approval are capital expenditures in excess of $50 million individually, or $100 million collectively (and $10 million individually for aggregation purposes) with other transactions entered into in the immediately preceding twelve month period, future borrowings, investments in new ventures, exiting specified lines of business, specified acquisitions and divestitures and the issuance of additional capital stock. While Unilever does not have the ability to exercise control or decisive influence over our strategic business affairs, Unilever may prevent us from engaging in specified transactions or acts that may be beneficial to our business or that may be in our long-term best interest. Because the Stockholders’ Agreement does not contain any arbitration or tie-breaking provisions, if we have disagreements with Unilever, we have no remedies or procedures to challenge its veto rights. As with any similar arrangement, differences in views between Unilever and us may result in delayed decisions or the failure to agree on major matters, each of which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

The current global economic downturn and credit crisis has had and is likely to continue to have an adverse impact on our business, financial condition, results of operations and cash flows.

The global economic downturn has adversely impacted some of our end-users, such as hotels, restaurants, food and beverage processors and other end-users that are sensitive to business travel and leisure. During economic downturns, these end-users typically reduce their volume of purchases of cleaning, hygiene, operational efficiency and appearance enhancing products. Furthermore, as a result of the recent disruption in the credit markets, our customers may face difficulties gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components. The factors have had and are expected to continue to have a negative impact on our business, financial condition, results of operations and cash flows.

If the economic downturn is deeper or longer than we expect, we may not be able to comply with the financial covenants in our financing agreements. A breach of any of those covenants or failure to maintain a required ratio or meet a required test may result in an event of default under those agreements. This may allow the counterparties to those agreements to declare all amounts outstanding, thereunder, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $1.5 billion as of December 31, 2008, or approximately 45% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.2 billion as of December 31, 2008, or 38% of our total assets.

Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. Some of the products and services we sell to our customers are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. We did not record any charges for impairment of goodwill in 2008, 2007 or 2006. We did record impairment charges relating to other identifiable intangible assets of $0, $0.2 million and $0.2 million in 2008, 2007 and 2006, respectively, as further discussed in Note 2 to the consolidated financial statements. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have a total of 31 manufacturing facilities in 23 countries, including Brazil, Canada, China, France, Germany, India, Italy, Japan, the Netherlands, Spain, Switzerland, Turkey, the United Kingdom and the United States. One of our principal manufacturing facilities is located at Waxdale in Sturtevant, Wisconsin. We lease this manufacturing facility from SCJ under leases expiring in 2014, with renewal options. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships with S.C. Johnson & Son—Leases.” Our international and North American headquarters are located in Sturtevant, Wisconsin. We believe our facilities are in good condition and are adequate to meet the existing production needs of our businesses.

The following table summarizes our principal plants and other physical properties that are important to our business. Unless indicated otherwise, all owned properties listed below are subject to mortgages.

	Approximate Square Feet Occupied					Primary Segment
Location	Owned		Leased		Principal Activity	Used In (3)
United States:

Madera, California			90,000		Manufacturing and warehouse	North America
Santa Cruz, California			75,000		Manufacturing and research and development	North America

Mt. Pleasant, Wisconsin	50,000				General and administrative office	North America
Sturtevant, Wisconsin			180,000	(2)	Manufacturing	North America
Sturtevant, Wisconsin			550,000		Warehousing logistics	North America
Sturtevant, Wisconsin	278,000				International headquarters, data center, and research and development	Other

Watertown, Wisconsin	125,000				Manufacturing	North America
Watertown, Wisconsin			150,000		Warehousing logistics	North America

International:

Villa Bosch, Argentina	77,000				Manufacturing	Latin America
Socorro, Brazil	123,000	(1)	97,000		Manufacturing	Latin America
London, Ontario, Canada	193,000				Manufacturing	North America
Guangdong, China	75,000				Manufacturing	Asia Pacific
Villefranche-sur-Soane, France	181,000	(1)			Manufacturing	Europe
Kirchheimbolanden, Germany	302,000		86,000		Manufacturing	Europe
Nalagarh, India	19,000				Manufacturing	Asia Pacific
Bagnolo, Italy	594,000	(1)			Manufacturing	Europe
Shizuoka-Ken, Kakegawa, Japan	115,000				Manufacturing	Japan
Enschede, The Netherlands	289,000				Manufacturing	Europe
Utrecht, The Netherlands	44,000		68,000		Office and research and development	Europe
Valdemoro, Spain			45,000		Manufacturing	Europe
Munchwilen, Switzerland	112,000				Manufacturing and research and development	Europe
Gebze, Turkey			50,000		Manufacturing	Europe
Cotes Park, United Kingdom	583,000				Manufacturing and warehouse	Europe

(1)	Property not mortgaged.
(2)	Leased from SCJ.
(3)	In general, our manufacturing facilities primarily serve the segment listed in the table above. However, certain facilities manufacture products for export to other segments, which use or sell the product.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various legal proceedings in the ordinary course of our business which may, from time to time, include product liability, intellectual property, contract, employee benefits, environmental and tax claims as well as government or regulatory agency inquiries or investigations. While the final outcome of these proceedings is uncertain, we believe that, taking into account our insurance and reserves and the valid defenses with respect to legal matters currently pending against us, the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 18, 2008, shareholders unanimously approved an amendment and restatement of the Amended and Restated Stockholders’ Agreement to adjust the buyout formula relating to Marga B.V.’s shares in the Company by increasing the enterprise value by $62 million.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 6, 2009, there were 3,920 shares of our class A common stock outstanding, all of which are owned by Holdco. There were also 1,960 shares of our class B common stock outstanding, all of which are owned by Marga B.V., which is 100% owned by Unilever. There is no established public trading market for our common stock.

We did not declare or pay any dividends to our stockholders in fiscal years 2007 and 2008. Our ability to pay dividends is restricted by covenants in the indentures governing our senior discount notes and JDI’s senior subordinated notes and JDI’s senior secured credit facilities.

ITEM 6.	SELECTED FINANCIAL DATA

Beginning with fiscal year 2008, we changed our fiscal year end date from the Friday nearest December 31 to December 31. For 2008, our results include 52 weeks and five days in the fiscal year ended December 31, 2008. Prior to 2008, we reported our results of operations on a 52/53 week year ending on the Friday nearest to December 31. Accordingly, references in this annual report to our fiscal year 2008 relate to the period from December 29, 2007 to December 31, 2008. Our fiscal year 2007 commenced on December 30, 2006 and ended on December 28, 2007. Our fiscal year 2006 commenced on December 31, 2005 and ended on December 29, 2006. Our fiscal year 2005 commenced on January 1, 2005 and ended December 30, 2005. Our fiscal year 2004 commenced on January 3, 2004 and ended on December 31, 2004. Operations included 52 weeks in each of fiscal years 2007, 2006, 2005 and 2004.

We derived the following selected historical consolidated financial data from our consolidated financial statements as of and for the fiscal years ended December 31, 2008, December 28, 2007, December 29, 2006, December 30, 2005 and December 31, 2004. Those consolidated financial statements have been prepared under accounting principles generally accepted in the United States (“U.S. GAAP”). You should read the following selected historical consolidated financial data in conjunction with the financial statements and related notes included elsewhere in this annual report and with the information included in this annual report under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except for Cash Flow and EBITDA measures, the selected historical data is presented on a continuing operations basis. The operational results and gains associated with the divestitures of DuBois Chemicals, divested in September 2008, Chemical Methods Associates, divested in September 2006, the Polymer Business, divested in June 2006, and Whitmire Micro-Gen Research Laboratories, Inc., divested in June 2004, are presented in “Income from discontinued operations, net of tax.” Accordingly, fiscal years prior to the fiscal year ended December 31, 2008 have been restated to conform to current year presentation.

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004
	(dollars in thousands)
Selected Income Statement Data:
Net sales:
Net product and service sales	$3,280,857	$2,949,812	$2,753,752	$2,766,068	$2,677,381
Sales agency fee income (1)	35,020	91,928	85,516	94,105	92,975
Cost of sales (3)	1,990,082	1,764,224	1,666,817	1,657,059	1,560,612
Gross profit	1,325,795	1,277,516	1,172,451	1,203,114	1,209,744
Selling, general and administrative expenses (2)(3)	1,068,851	1,117,734	1,123,908	1,068,441	1,023,451
Research and development expenses	67,077	65,539	58,112	53,968	58,236
Restructuring expenses	57,291	27,165	114,787	17,677	20,525
Operating profit (loss) (2)	132,576	67,078	(124,356)	63,028	107,532
Interest expense, net	145,544	143,069	149,925	172,082	151,879
Other (income) expense, net (2)	5,671	(787)	5,232	960	5,394
Income tax (benefit) provision	51,298	64,534	(94,284)	149,060	(8,113)
Minority interests in net income (loss) of subsidiaries	—	—	25	(65)	186
Loss from continuing operations	(69,937)	(139,738)	(185,254)	(259,009)	(41,814)
Income from discontinued operations, net of tax	10,416	7,966	283,232	38,421	33,369
Net income (loss)	$(59,521)	$(131,772)	$97,978	$(220,588)	$(8,445)

Selected Other Financial Data:
EBITDA (4)	$276,882	$235,519	$465,164	$303,552	$348,260
Depreciation and amortization	128,236	156,746	198,410	183,448	194,269
Capital expenditures (5)	(121,211)	(111,159)	(93,381)	(92,169)	(129,802)
Net cash provided by (used in) operating activities	4,795	11,619	(6,492)	134,906	197,060
Net cash provided by (used in) investing activities	1,817	(102,362)	390,828	(71,590)	(73,319)
Net cash provided by (used in) financing activities	(1,908)	(34,295)	(343,471)	74,718	(107,338)
Gross profit margin (6)	40.0%	42.0%	41.3%	42.1%	43.7%
Operating profit margin (7)	4.0%	2.2%	-4.4%	2.2%	3.9%

	As of
	December 31, 2008	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004
	(dollars in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$107,923	$97,176	$208,418	$158,291	$26,426
Restricted cash	49,463	—	—	—	—
Accounts receivable, net	570,654	636,470	548,265	502,079	523,227
Inventories	255,330	279,175	253,049	243,329	245,803
Accounts payable	387,524	405,362	401,861	369,553	392,082
Working capital (8)	438,460	510,283	399,453	375,855	376,948
Property, plant and equipment, net	412,022	442,434	410,689	420,200	496,276
Total assets	3,215,172	3,454,809	3,321,310	3,323,970	3,643,264
Total debt, including current portion	1,470,809	1,486,511	1,456,073	1,725,183	1,623,985
Class B common stock (9)	456,875	531,127	570,475	476,473	596,667
Stockholders’ equity	(96,245)	77,680	48,882	(56,776)	194,668

(1)	Sales agency termination fees of $0.7 million, $3.2 million, $1.1 million, $7.7 million and $4.4 million under the Prior Agency Agreement were included in sales agency fees in fiscal years ended December 31, 2008, December 28, 2007, December 29, 2006, December 30, 2005 and December 31, 2004, respectively, of which $4.1 million was reclassified from other (income) expense in fiscal year 2004.

(2)	In March 2005, we reclassified gains and losses on fixed asset and product line disposals from other (income) expense to selling, general and administrative expenses. Accordingly, in the above selected historical consolidated financial data, (gains) losses on fixed asset and product line disposals of $0.2 million were reclassified to selling, general and administrative expenses for the fiscal year ended December 31, 2004.

In March 2005, we reclassified gains and losses on business divestitures from other (income) expense to selling, general and administrative expenses. Accordingly, in the above selected historical consolidated financial data, (gains) losses on business divestitures of ($1.1) million were reclassified to selling, general and administrative expenses for the fiscal year ended December 31, 2004.

(3)	In January 2005, in order to achieve alignment with our functional cost structure, we reclassified certain customer support costs. Accordingly, in the above selected historical consolidated financial data for the fiscal years ended December 30, 2005, and December 31, 2004, certain customer support costs of $0.9 million and $5.2 million, respectively, have been included in / reclassified to cost of sales.

(4)	EBITDA is a non-U.S. GAAP financial measure, and you should not consider EBITDA as an alternative to U.S. GAAP financial measures such as (a) operating profit or net income as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with U.S. GAAP) as a measure of our ability to meet cash needs.

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

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006	December 30, 2005	December 31, 2004
	(dollars in thousands)
Net cash flows provided by (used in) operating activities	$4,795	$11,619	$(6,492)	$134,906	$197,060
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(5,044)	93,171	96,320	76,304	5,361
Depreciation and amortization expense	(128,236)	(156,746)	(198,410)	(183,448)	(194,269)
Amortization of debt issuance costs	(5,211)	(4,974)	(6,075)	(28,968)	(12,711)
Interest accreted on notes payable	(4,244)	(24,606)	(42,115)	(37,856)	(33,742)
Interest accrued on long-term receivables–related parties	2,749	2,583	2,464	3,317	3,399
Changes in deferred income taxes	21,620	(41,618)	10,395	(173,812)	28,023
Changes in restricted cash and cash equivalents	49,463	—	—	—	—
Gain (loss) from divestitures	11,753	(538)	255,761	667	2,099
Gain (loss) on property disposals	(736)	4,218	(581)	(5,715)	936
Compensation costs for long-term incentives	—	—	(393)	(5,136)	—
Other	(6,430)	(14,881)	(12,896)	(847)	(4,601)

Net income (loss)	(59,521)	(131,772)	97,978	(220,588)	(8,445)
Minority interests in net income (loss) of subsidiaries	—	—	25	(57)	285
Income tax provision	62,571	67,410	18,544	167,925	9,716
Interest expense, net	145,596	143,135	150,207	172,824	152,435
Depreciation and amortization expense	128,236	156,746	198,410	183,448	194,269

EBITDA	$276,882	$235,519	$465,164	$303,552	$348,260

(5)	Capital expenditures include expenditures for capitalized computer software.
(6)	Gross profit margin is gross profit as a percentage of net sales.
(7)	Operating margin is operating profit as a percentage of net sales.
(8)	Working capital is defined as net accounts receivable plus inventories, less accounts payable.
(9)	Our Class B common stock, which is beneficially owned by Unilever, is subject to put and call options under a Stockholders’ Agreement among us, Unilever and Holdco, and is not characterized as stockholder’s equity under U.S. GAAP.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2008. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this annual report as well as the sections entitled “Forward-Looking Statements” located before Part I and “Risk Factors” located in Item 1A. of this annual report.

Executive Overview

We operate our business through JDI and its subsidiaries. We are an environmentally responsible, leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products, and equipment and related services for the institutional and industrial cleaning and sanitation market. We have net product and service sales (“net sales”) in more than 160 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe and North America with a strong presence in Japan and an increasing presence in the emerging markets of Asia Pacific and Latin America.

Except where noted, the management discussion and analysis below, excluding the consolidated statements of cash flows, reflects the results of continuing operations, which excludes the results of DuBois Chemicals (“DuBois”), Chemical Methods Associates (“CMA”) and the Polymer Business as discussed in Note 6 to the consolidated financial statements.

In the fiscal year ended December 31, 2008, net sales increased by $274.1 million compared to the prior year. As indicated in the following table, after excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income (“SAF”), and sales from our Master Sub-License Agreement (the “License Agreement”), our net sales increased 3.5% for the fiscal year ended December 31, 2008, compared to the prior year. Beginning in fiscal year 2008, the License Agreement has replaced the Prior Agency Agreement in most countries.

	Fiscal Year Ended
(dollars in thousands)	December 31, 2008	December 28, 2007	Change
Net sales	$3,315,877	$3,041,740	9.0%

Variance due to:
Foreign currency exchange		130,205
Acquisitions and divestitures	(9,822)	(66,347)
Sales agency fee income	(35,020)	(91,928)
License Agreement revenue	(151,335)

	(196,177)	(28,070)

	$3,119,700	$3,013,670	3.5%

Net sales for the fiscal year ended December 31, 2008 reflect net sales growth in all of our regions except Japan despite challenging global economic conditions. This growth was primarily due to price increases taking hold in all global geographic areas and business sectors and the expansion of developing markets in Latin America, Asia Pacific and Central and Eastern Europe.

Our gross profit percentage, excluding the impact of sales agency fee income, declined 90 basis points in 2008 compared to 2007 as pricing actions taken during in the latter half of 2008 did not keep pace with unprecedented cost increases in key raw materials costs. Based on net sales as reported, our gross profit percentage declined by 200 basis points in 2008 compared to 2007. Unprecedented cost escalation occurred at the end of the second quarter of 2008 and flowed directly into the latter half of 2008, as evidenced by significant increases in phosphorous materials, caustic soda, chelates, and other key materials. In addition, volatile oil prices affected our acquisition costs of key materials and our ability to deliver our products in a cost effective manner. Certain materials linked with production of products in varying markets like housing have driven significant cost increases due to scarcity of supply versus historical levels. The volatile market makes it extremely difficult to predict where material costs are headed both in the near and long term. Our gross profit percentages for the two most recent fiscal years were as follows:

Margin on Net Sales as Reported Fiscal Year Ended		Margin on Net Sales Adjusted for SAF Fiscal Year Ended
December 31, 2008	December 28, 2007	December 31, 2008	December 28, 2007
40.0%	42.0%	39.3%	40.2%

Volatile raw material costs will continue to present significant challenges in 2009. In response, we continue to implement price increases to recover these increased costs, to the fullest extent possible, and continue to pursue cost reduction initiatives.

As of December 31, 2008, we were in compliance with our financial covenants under our senior secured credit facilities. The global economy has been greatly affected by the ongoing credit crisis and recessionary environment with many lenders and institutional investors ceasing to provide funding to even the most credit-worthy borrowers. We believe that we are positioned to deal with the current crisis; however, we are not able to predict how severe the current economic downturn may become, how long it will last and how it will affect our business or our customers’ businesses going forward.

The global economic downturn is expected to adversely impact on some of our end-users, such as hotels, restaurants, food and beverage processors and others that are sensitive to business travel and leisure. During economic downturns, these end-users may reduce their purchase volume of cleaning, hygiene, operational efficiency and appearance enhancing products. Furthermore, as a result of the recent disruptions in the credit markets, our customers may face difficulties gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components. These factors have had and are expected to continue to have a negative impact on our business, financial condition, results of operations and cash flows.

The slowing of the global economy in combination with volatile raw materials prices have adversely affected our revenue and operating profit. The continuation of the current recession and volatility of raw materials prices could further adversely affect our revenue and operating profit. As a result, we have reconsidered our growth plans for the near future to plan for a possible decrease in business volumes, as the impact of the current recession has spanned across several industries and geographies and is evident in the financial results of many companies, including our customers. While we attempt to continuously manage our costs, including our personnel, in relation to our business volumes, our efforts may not be successful and the timing of these efforts and associated costs may adversely affect our results. We continue to monitor economic conditions closely and pursue cost saving opportunities through our restructuring program and other cost reduction initiatives as well as growth opportunities through certain strategic investments and innovations.

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our company. The program also considers the potential divestiture of, or exit from, certain non-core or underperforming businesses. Although we experienced a similar pattern of events, including volatile fuel costs and increases in raw materials prices in 2008, we believe our restructuring program has positioned us to confront these challenges more effectively.

During the fiscal year 2008, we continued to make significant progress with the operational restructuring of our company in accordance with the November 2005 Plan. In particular, key activities during the year included the following:

•

successfully completed the sale of our DuBois industrial business, a non-core operation in our North American segment, which included a principal manufacturing plant in Sharonville, Ohio, for $69.7 million in cash proceeds, of which $5.0 million was escrowed subject to meeting fiscal year 2009 performance measures and $1.0 million was escrowed subject to the resolution of certain environmental representations;

•	completed the sale of our Auto-Chlor Master Franchise and all of our remaining Auto-Chlor branch operations, which were non-core businesses of our North American region, for $69.8 million;

•	moved our North American business into our global headquarters building and consolidated our North American based shared service facilities into the global headquarters campus;

•	substantially completed the transition to one centrally managed European region;

•	completed phase one of the consolidation and streamlining of our Japanese sales and marketing functions into one legal entity and two business units;

•	substantially completed the transition of certain general ledger accounting functions in Western Europe to a third party provider; and

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $57.3 million and $27.2 million, which consisted primarily of severance costs, for the fiscal years 2008 and 2007, respectively. In addition, we recorded period costs included in selling, general and administrative expenses and cost of sales of $42.8 million and $91.1 million related to the November 2005 Plan for 2008 and 2007, respectively. For the fiscal year ended December 31, 2008, the $42.8 million of period costs mainly relate to costs in the Corporate Center as well as the European and Japanese regions. These period costs consisted of the following:

•	$13.0 million of human resource and pension related costs;

•	$6.3 million related to long-lived asset impairments primarily related to warehouse closures in our European and Japanese regions;

•	$4.8 million of sales and marketing related costs;

•	$4.7 million of professional services related costs;

•	$4.6 million of global sourcing and value chain related costs;

•	$3.0 million of outplacement, relocation and recruiting costs;

•	$2.4 million of finance related costs; and

•	other costs totaling $4.0 million.

In addition to the ongoing November 2005 Plan initiatives and results mentioned above, we reported plans in the second quarter of 2008 to move to an operating model organized into three regions. During the latter half of 2008, we developed plans to transition to a new organizational model in our new Americas and Asia Pacific regions and our existing European region. We believe this reorganization will better position us to address consolidation and globalization trends among our customers while also enabling us to more effectively deploy resources against the most compelling market and customer growth opportunities. We also believe this move will boost our efforts to more rapidly deploy innovation globally. We remain on target to complete this reorganization in fiscal 2009.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or ownership has transferred to the customer, the sales price is fixed or determinable, and collection is probable. We record an estimated reduction to revenue for customer discount programs and incentive offerings, including allowances and other volume-based incentives. When market conditions were to decline, we may take actions to increase customer incentive offerings, possibly resulting in a reduction of gross profit margins in the period during which the incentive is offered. Revenues are reflected in the consolidated statement of operations net of taxes collected from customers and remitted to governmental authorities.

In arriving at net sales, we estimate the amounts of sales deductions likely to be earned by customers in conjunction with incentive programs such as volume rebates and other discounts. Such estimates are based on written agreements and historical trends and are reviewed periodically for possible revision based on changes in facts and circumstances.

Estimating Reserves and Allowances. We estimate inventory reserves based on periodic reviews of our inventory balances to identify slow-moving or obsolete items and to value inventories at the lower of cost or net realizable value. This determination is based on a number of factors, including new product introductions, changes in customer demand patterns, product life cycle, and historic usage trends.

We estimate the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates, analyzing market conditions and specifically reserving for identified customer balances, based on known facts, which are deemed probable as uncollectible. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on the customer’s ability and likelihood to pay and based on management’s review of the facts and circumstances. For other customers, we recognize an allowance based on the length of time the receivable is past due based on historical experience. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion on credit risk as it relates to the current global economic slowdown.

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

Goodwill and Non-Amortizing Intangibles. Goodwill and non-amortizing intangible assets are reviewed for impairment on an annual basis and between annual tests when significant events or changes in business circumstances indicate that their carrying values may not be recoverable. We have defined our reportable segments as our reporting units for our goodwill impairment testing. We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using a discounted cash flow approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill. We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology.

We conduct our annual impairment reviews at the beginning of the fourth quarter. Based on our business approach to decision-making, planning and resource allocation, we have determined that we have five reporting units for purposes of evaluating goodwill for impairment, which is aligned with our five geographic segments. Goodwill balances are typically recorded at the reporting unit level; however, where applicable, balances may be allocated to reporting units in proportion to the goodwill balances recorded at the reporting unit level. We performed our impairment reviews for fiscal years 2008, 2007 and 2006, and found no impairment of goodwill and recorded impairment charges $0, $0.2 million and $0.2 million, respectively, for non-amortizing intangibles, which are included in selling, general and administrative expenses in the consolidated statements of operations. None of the charges related to restructuring activities. There can be no assurance that future goodwill and non-amortizing intangible asset impairment tests will not result in a charge to earnings.

Long-Lived Assets and Amortizing Intangibles. We periodically conduct impairment reviews on long-lived assets, including amortizable intangible assets, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. We also periodically reassess the estimated remaining useful lives of our amortizing intangible assets and our other long-lived assets. Changes to estimated useful lives would affect the amount of depreciation and amortization expense recorded in our consolidated financial statements.

We recorded impairment charges on certain long-lived assets of $6.3 million, $12.8 million and $41.8 million during fiscal years 2008, 2007 and 2006, respectively, in connection with the November 2005 Plan.

New Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” as an amendment to SFAS No. 132 (revised 2003), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the effects that FSP 132(R)-1 may have on our financial statements.

In November 2008, the SEC issued a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS in fiscal 2016, including comparative information also prepared under IFRS for fiscal 2014 and fiscal 2015. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the potential impact of IFRS on our financial statements, including early adoption of IFRS, and will continue to review developments with respect to the proposed roadmap.

In May 2008, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 will have a significant effect on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 will have a significant effect on our financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how the hedges affect the entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008, which for us is our fiscal year 2009. We do not expect the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The provisions of SFAS No. 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for us is our fiscal year 2009. We do not expect the adoption of SFAS No. 141(R) will have a significant effect on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the fiscal year beginning on or after December 15, 2008, which for us is our fiscal year 2009. We do not expect the adoption of SFAS No. 160 will have a significant effect on our financial condition, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Relative to SFAS No. 157, the FASB issued Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, we adopted SFAS No. 157 at the beginning of fiscal year 2008 for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually, the provisions of which have not had significant effect on our financial condition, results of operations or cash flows. We do not expect the adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities will have a significant effect on our financial condition, results of operations or cash flows in fiscal 2009. See Note 20 (Fair Value Measurements) to our consolidated financial statements included elsewhere in this report for further discussion.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. We adopted the recognition provisions of SFAS No. 158 effective December 28, 2007.

SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). We adopted such provisions at the beginning of fiscal year 2008, resulting in a net increase in pension and other post-employment liabilities of $4.1 million, of which, $2.2 million was offset to retained earnings and $1.9 million was offset to accumulated other comprehensive income.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 16 (Income Taxes) to our consolidated financial statements included elsewhere in the report for further discussion.

For an additional discussion of our critical accounting policies and a discussion of new accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this report.

Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 28, 2007

Net Sales:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2008	December 28, 2007	Amount	Percentage
Net product and service sales	$3,280,857	$2,949,812	$331,045	11.2%
Sales agency fee income	35,020	91,928	(56,908)	-61.9%

	$3,315,877	$3,041,740	$274,137	9.0%

•

Net product and service sales. As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $130.2 million to the increase in net product and service sales.

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement, our net product and service sales increased 3.5% compared to the same period in the prior year. All regions except Japan contributed to the increase, primarily due to price increases taking hold in all global geographic areas and business sectors and the expansion of developing markets in Latin America, Asia Pacific and Central and Eastern Europe, which contributed to increased sales volumes. The following is a review of the sales performance for each of our regions, which also excludes the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income, and sales under the License Agreement:

-

In our Europe, Middle East and Africa markets, net sales increased 4.3% compared to the prior year. This increase was primarily driven by increased pricing, the expansion of certain markets in Western Europe as well as developing markets in Central and Eastern Europe and success with certain top customer accounts.

-

In Latin America, net sales increased 10.4% compared to the prior year with growth coming from most countries in the region. Approximately half of the increase was due to pricing with the remainder coming from volume growth, driven by success with our indirect channel partners and growth in the food and beverage sector.

-

In Asia Pacific, net sales increased 7.7% compared to the prior year with growth coming from most countries in the region. Volume growth contributed approximately two thirds of this increase while pricing drove one third of the increase. Growth was achieved through top customer growth and strong sales volume in certain key developing markets in the region, primarily in the food and beverage and the lodging sectors.

-

In North America, net sales increased 1.0% compared to the prior year primarily due to price increases taking hold in all sectors and an expanding retail sector. This growth was partially offset by volume declines in other sectors due to customer consolidation and distributor inventory reduction.

-	In Japan, net sales decreased 3.2% compared to the prior year primarily due to choices made to exit certain non-core and/or underperforming accounts in both direct and indirect channels.

•

Sales Agency Fee and License Agreement. In October 2007, we reached agreement with Unilever on a new Umbrella Agreement, to replace the Prior Agency Agreement, which includes; (i) a new agency agreement with terms similar to the Prior Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and (ii) the License Agreement under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement have also entered into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

Sales under the License Agreement are recorded in the net product and service sales. We recorded net product and service sales of $151.3 million under the License Agreement during fiscal year 2008.

With respect to the Sales Agency Agreement, we recorded total sales agency fee income of $35.0 million, consisting of $30.1 million under the new agency agreement, $4.2 million under transitional arrangements, and $0.7 million of termination fees. Except for the countries mentioned above, substantially all sales under the previous agreement for other countries converted to the License Agreement in January 2008.

Gross Profit:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2008	December 28, 2007	Amount	Percentage
Gross Profit	$1,325,795	$1,277,516	$48,279	3.8%
Gross profit as a percentage of net sales:	40.0%	42.0%
Gross profit as a percentage of net sales adjusted for sales agency fee income:	39.3%	40.2%

•	As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $57.3 million in 2008.

•

Our gross profit percentage, excluding the impact of sales agency fee income, declined 90 basis points in 2008 compared to 2007 as pricing actions taken during in the latter half of 2008 did not keep pace with unprecedented cost increases in key raw materials costs. Based on net sales as reported, our gross profit percentage declined by 200 basis points in 2008 compared to

2007. Volatile raw material costs are expected to continue to present significant challenges in 2009. In response, we continue to implement increases to recover increased costs, to the fullest extent possible, and pursue cost reduction initiatives.

Operating Expenses:

	Fiscal Year Ended				Change
(dollars in thousands)	December 31, 2008		December 28, 2007		Amount	Percentage
Selling, general and administrative expenses	$1,068,851		$1,117,734		$(48,883)	-4.4%
Research and development expenses	67,077		65,539		1,538	2.3%
Restructuring expenses	57,291		27,165		30,126	110.9%

	$1,193,219		$1,210,438		$(17,219)	-1.4%

As a percentage of net sales:
Selling, general and administrative expenses	32.2%		36.7%
Research and development expenses	2.0%		2.2%
Restructuring expenses	1.7%		0.9%

	35.9%		39.8%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	32.6	% *	37.9	% *
Research and development expenses	2.0%		2.2%
Restructuring expenses	1.7%		0.9%

	36.3%		41.0%

* The percentages for 2008 and 2007 are 31.3% and 34.8%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

•

Operating expenses. As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $37.0 million in 2008.

•

Selling, general and administrative expenses. Excluding period costs associated with the November 2005 Plan, selling, general and administrative expenses as a percentage of net product and service sales (excludes sales agency fee income) were 31.3% in 2008 compared to 34.8% for the prior year. Excluding the impact of foreign currency and costs associated with the November 2005 Plan, selling, general and administrative costs declined $36.4 million in 2008 compared to the prior year. This was achieved primarily through savings from our November 2005 Plan and controlled spending in most of our regions.

•

Research and development expenses. Excluding the impact of foreign currency exchange rates, research and development expenses decreased $0.3 million in 2008 compared to the prior year primarily due to spending control initiatives.

•

Restructuring expenses. Excluding the impact of foreign currency exchange rates, restructuring expenses increased $31.3 million in 2008 compared to the prior year. This was primarily due to increased employee severance in European and Japanese business segments related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan during 2008 and 2007, and since its inception in November 2005, is outlined below:

	Fiscal Year Ended		Total Project
(dollars in thousands)	December 31, 2008	December 28, 2007	to Date
Reserve balance at beginning of period	$46,226	$70,225	$—
Restructuring costs (net) charged to income	57,291	27,239	203,826
Liability adjustments (net)	—	(70)	313	(1)
Payments of accrued costs	(43,447)	(51,168)	(144,069)

Reserve balance at end of period	$60,070	$46,226	$60,070

Period costs classified as selling, general and administrative expenses	$42,195	$91,614	$271,337
Period costs (reductions) classified as cost of sales	634	(562)	4,386
Capital expenditures	7,530	22,084	48,528
(1) $387 of this amount was reclassified from other liabilities and $74 was recorded as a reduction of restructuring expense, resulting in a net liability adjustment of $313.

•

November 2005 Plan restructuring costs. During the fiscal years 2008 and 2007, we recorded $57.3 million and $27.2 million, respectively, of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. Costs in 2008 consisted primarily of involuntary termination costs associated with our European and Japanese business segments. Costs in 2007 consisted primarily of involuntary termination and other costs incurred in North America and Europe.

•

November 2005 Plan period costs. During fiscal years 2008 and 2007, we recorded period costs related to our November 2005 Plan consisting of $42.2 million and $91.6 million, respectively, of selling, general and administrative expenses as well as $0.6 million and a $0.6 million reduction (as an adjustment of previous inventory reserves), respectively, for cost of sales. These costs include $6.3 million and $12.8 million, respectively, for long-lived asset impairments, $2.6 million and $2.0 million, respectively for write-offs and adjustments of other assets (pensions, inventory, and accounts receivable) and $33.9 million and $76.2 million, respectively, for other period costs associated with restructuring activities. The overall decrease in restructuring-related period costs over the prior year was mainly due to reduced expenses at our Corporate Center and European business segment.

•

DiverseyLever acquisition. In connection with the acquisition of the DiverseyLever business, we recorded liabilities for the involuntary termination of former DiverseyLever employees and other exit costs associated with former DiverseyLever facilities. During the fiscal years 2008 and 2007, we paid cash of $0.4 million and $1.0 million, respectively, representing contractual obligations associated with involuntary terminations and lease payments on closed facilities. The restructuring reserve balances associated with the exit plans and our acquisition-related restructuring plans were $0.5 million and $1.6 million as of December 31, 2008 and December 28, 2007, respectively. We continue to make cash payments representing contractual obligations associated with involuntary terminations and lease payments on closed facilities.

•

Tax Valuation Allowances. Based on the continued historical tax losses and the anticipated additional expenses to be incurred as part of the November 2005 Plan in various jurisdictions, we continued to conclude that it was not more likely than not that certain deferred tax assets would be fully realized. Accordingly, we recorded a charge for an additional U.S. valuation allowance of $22.7 million and $42.5 million for continuing operations for the years ended December 31, 2008 and December 28, 2007, respectively, and we recorded a charge for additional valuation allowance for foreign subsidiaries of $11.6 million and $29.0 million for continuing operations for the years ended December 31, 2008 and December 28, 2007, respectively. We do not believe the valuation allowances recorded in fiscal years 2008 and 2007 are indicative of future cash tax expenditures. If the November 2005 Plan produces the anticipated results, we anticipate that all or a portion of the valuation allowance would reverse in future periods.

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2008	December 28, 2007	Amount	Percentage
Interest expense	$153,224	$153,112	$112	0.1%
Interest income	(7,680)	(10,043)	2,363	-23.5%

Net interest expense	$145,544	$143,069	$2,475	1.7%

Other expense (income), net	5,671	(787)	6,458	-820.6%

•

Net interest expense increased during 2008 compared to 2007 primarily due to lower interest income resulting from lower average cash balances during the period as compared to the prior year, and a lower interest yield on investments due to lower interest rates. This was partially offset by lower interest expense, resulting from lower average interest rates during the year as compared to the prior year.

•	Other expense/(income), net, increased compared to the prior year, primarily due to net losses from foreign currency translation and transactions.

Income Taxes:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2008	December 28, 2007	Amount	Percentage
Income (loss) from continuing operations, before income taxes	$(18,639)	$(75,204)	$56,565	-75.2%
Provision for income taxes	51,298	64,534	(13,236)	-20.5%

Effective income tax rate	-275.2%	-85.8%

•

We reported an effective income tax rate of -275.2% on the pre-tax loss from continuing operations for the fiscal year ended December 31, 2008, and an effective tax rate of -85.8% on the pre-tax loss from continuing operations for the fiscal year ended December 28, 2007. The high effective income tax rates for the fiscal years exceed the statutory tax rate primarily as a result of increased valuation allowances against net deferred tax assets and increases in reserves for uncertain tax positions.

Net Income:

Our net income increased by $72.3 million, to a net loss of $59.5 million in fiscal year 2008 compared to a net loss of $131.8 million in fiscal year 2007 primarily due to an increased operating profit of $65.5 million and a $13.2 million decrease in the income tax provision and a $2.5 million increase in income from discontinued operations, which was mainly due to the $6.2 million after-tax gain from the sale of DuBois. These gains were partially offset by a $6.5 million increase in other expense/(income) driven by net losses from foreign currency translation and transactions. The increase in operating profit was primarily achieved through a $48.3 million increase in gross profit and an overall $18.1 million decrease in restructuring expenses and period costs included in selling, general and administrative expenses related to the November 2005 Plan.

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

EBITDA for fiscal year 2008 was $276.9 million, which increased by $41.4 million in 2008 compared to the prior year. This increase was primarily due to: (1) a $15.7 million decrease in restructuring expenses and period costs (included in selling, general and administrative expenses and cost of sales) related to the November 2005 Plan, (2) a $14.8 million gain from the sale of DuBois and (3) cost savings generated from the November 2005 Plan, which contributed to the $65.5 million increase in operating profit over the prior year. This increase was partially offset by raw material costs increases not fully offset by pricing actions in the latter half of 2008.

Fiscal Year Ended December 28, 2007, Compared to Fiscal Year Ended December 29, 2006

Net Sales:

	Fiscal Year Ended		Change
(dollars in thousands)	December 28, 2007	December 29, 2006	Amount	Percentage
Net product and service sales	$2,949,812	$2,753,752	$196,060	7.1%
Sales agency fee income	91,928	85,516	6,412	7.5%

	$3,041,740	$2,839,268	$202,472	7.1%

•

Net product and service sales. As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $143.2 million to the increase in net product and service sales.

Excluding the impact of foreign currency exchange rates, acquisitions and divestitures, and sales agency fee income, net sales increased by 3.7% in 2007 compared to the prior year. When the withdrawal from a majority of the service-oriented laundry and ware washing business in the United States is also excluded, the growth rate was 5.0%. This growth was primarily due to strong growth in our European, Latin America, and Asia Pacific regions where growth rates were 6.3% or higher. These gains were partially offset by declining sales in Japan and North America.

-

In Europe, which includes our African and Middle Eastern markets, net sales increased 6.3% compared to the prior year. This growth was primarily driven by higher sales volumes throughout most countries in our European region, resulting from top customer growth, retention, and growing new product platforms.

-

In Latin America, net sales increased 9.8% compared to the prior year, primarily driven by higher sales volumes throughout most of the region. Significant factors contributing to that increase include growth from our lodging, food and beverage, and retail sectors. Strong relationships and growth within our indirect channel partners, who access a variety of sectors, also made a significant contribution.

-	In Asia Pacific, net sales increased 10.8% compared to the prior year, led by strong sales volume growth in the food and beverage, lodging, and retail sectors.

-

In Japan, net sales decreased 3.8% compared to the prior year, primarily due to a challenging Japanese economy and a decline in the facilities solutions business driven by a reduction in the frequency of cleaning and a movement to different types of floor surfaces.

-

In North America, net sales decreased 2.4% compared to the prior year. This sales decline reflects the impact of our withdrawal from a majority of the service-oriented laundry and ware washing business in the United States. Excluding the impact of this withdrawal, our North American sales increased 2.7%.

•

Sales Agency Fee. Excluding a $7.0 million increase from the weakening of the U.S. dollar against the euro and certain other foreign currencies as measured against prior year’s results, net sales under our Prior Agency Agreement decreased by $0.5 million, or 0.6%, in 2007 compared to the same period in the prior year. This decline includes an increase in partial termination fees of $2.0 million in our European segment.

Gross Profit:

	Fiscal Year Ended		Change
(dollars in thousands)	December 28, 2007	December 29, 2006	Amount	Percentage
Gross Profit	$1,277,516	$1,172,451	$105,065	9.0%

Gross profit as a percentage of net sales:	42.0%	41.3%

•

As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $65.1 million in 2007. Excluding the impact of foreign currency exchange rates, gross profit increased $40.0 million in 2007 compared to the prior year, primarily due to higher sales volumes in our European, Latin America, and Asia Pacific regions as mentioned above.

•

Our gross profit percentage for 2007 improved 70 basis points over 2006 with higher margins in all of our regions except Japan. Selective price increases, cost savings from various supply chain optimization projects, and the favorable impact of our cost reduction programs from our November 2005 Plan contributed to the increased margin.

Operating Expenses:

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2007	December 29, 2006	Amount	Percentage
Selling, general and administrative expenses	$1,117,734	$1,123,908	$(6,174)	-0.5%
Research and development expenses	65,539	58,112	7,427	12.8%
Restructuring expenses	27,165	114,787	(87,622)	-76.3%

	$1,210,438	$1,296,807	$(86,369)	-6.7%

As a percentage of net sales:
Selling, general and administrative expenses	36.7%*	39.6%*
Research and development expenses	2.2%	2.0%
Restructuring expenses	0.9%	4.0%

	39.8%	45.7%

*	The percentages for 2007 and 2006 are 33.7% and 35.3%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

•

Operating expenses. As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies increased operating expenses by $55.1 million in 2007.

•

Selling, general and administrative expenses. Excluding costs associated with the November 2005 Plan, selling, general, and administrative costs, as a percentage of net sales were 33.7% in the 2007 compared to 35.3% for the prior year due to accelerated savings from our November 2005 Plan and controlled spending achieved in most of our regions. Excluding the impact of foreign currency as measured against prior year’s results and costs associated with our restructuring programs under the November 2005 Plan, selling, general and administrative costs declined $23.8 million in 2007 compared to the prior year.

•	Research and development expenses. Excluding the impact of foreign currency exchange rates, research and development expenses increased $5.8 million in 2007 compared to the prior year.

•

Restructuring expenses. Excluding the impact of foreign currency exchange rates, restructuring expenses declined $93.2 million in 2007 compared to the prior year, primarily due to decreased employee severance and other expenses related to the November 2005 Plan in our North American and European business segments as well as our Corporate Center.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan during 2007 and 2006, and since its inception in November 2005, is outlined below:

	Fiscal Year Ended		Total Project
(dollars in thousands)	December 28, 2007	December 29, 2006	to Date
Reserve balance at beginning of period	$70,225	$2,347	$—
Restructuring costs charged to income	27,239	114,787	146,535
Liability adjustments	(70)	—	313
Payments of accrued costs	(51,168)	(46,909)	(100,622)

Reserve balance at end of period	$46,226	$70,225	$46,226

Period costs classified as selling, general and administrative expenses	$91,614	$121,880	$229,142
Period costs classified as cost of sales	(562)	4,314	3,752
Capital expenditures	22,084	17,943	40,998

•

November 2005 Plan restructuring costs. During the fiscal years 2007 and 2006, we recorded $27.2 million and $114.8 million, respectively, of restructuring costs related to our November 2005 Plan in our consolidated statements of operations. These costs consisted primarily of involuntary termination and other costs incurred mainly throughout North America and Europe.

•

November 2005 Plan period costs. During fiscal years 2007 and 2006, we recorded $91.6 million and $121.9 million, respectively, of selling, general and administrative expenses and $(0.6) million (represents an adjustment of previous inventory reserves) and $4.3 million, respectively, for cost of sales, of which $12.8 million related to long-lived asset impairments, $2.0 million related to impairment of other tangible related non-cash items, and $76.2 million related to other period costs associated with restructuring activities. The decrease in these expenses over the prior year was mainly due to reduced restructuring activity within our North American business related to the withdrawal from a majority of the service-oriented laundry and ware washing business.

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

•

Tax Valuation Allowances. Based on the continued historical tax losses and the anticipated additional expenses to be incurred as part of the November 2005 Plan in various jurisdictions, we continued to conclude that it was not more likely than not that certain deferred tax assets would be fully realized. Accordingly, we recorded a charge for an additional U.S. valuation allowance of $42.5 million and $9.7 million for continuing operations for the years ended December 28, 2007 and December 29, 2006, respectively, and we recorded a charge for additional valuation allowance for foreign subsidiaries of $29.0 million and $1.5 million for continuing operations for the years ended December 28, 2007 and December 29, 2006, respectively. We do not believe the valuation allowances recorded in fiscal years 2007 and 2006 are indicative of future cash tax expenditures. If the November 2005 Plan produces the anticipated results, we anticipate that all or a portion of the valuation allowance would reverse in future periods.

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in thousands)	December 28, 2007	December 29, 2006	Amount	Percentage
Interest expense	$153,112	$162,920	$(9,808)	-6.0%
Interest income	(10,043)	(12,995)	2,952	-22.7%

Net interest expense	$143,069	$149,925	$(6,856)	-4.6%

Other expense (income), net	(787)	5,232	(6,019)	-115.0%

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

•	Other expense/(income), net, decreased compared to the prior year, primarily due to net gains from foreign currency translation and transactions.

Income Taxes:

	Fiscal Year Ended		Change
(dollars in thousands)	December 28, 2007	December 29, 2006	Amount	Percentage
Loss from continuing operations, before income taxes	$(75,204)	$(279,538)	$204,334	-73.1%
Provision for (benefit from) income taxes	64,534	(94,284)	158,818	-168.4%

Effective income tax rate	-85.8%	33.7%

•

We reported an effective income tax rate of -85.8% on the pre-tax loss from continuing operations for the fiscal year ended December 28, 2007. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards, increased valuation allowances against other net deferred tax assets, and increases in tax contingency reserves.

•

We reported an effective income tax rate of 33.7% on the pre-tax loss from continuing operations for the fiscal year ended December 29, 2006. In fiscal year 2006, the provision for income taxes on the pre-tax loss approximated the statutory tax rate of 35% primarily due to the Company’s ability to claim tax benefit for continuing operations for the use of the current year U.S. and state losses to offset tax on the gain from the divestiture of the Polymer Business segment. In addition, as a result of the Tax Increase Prevention and Reconciliation Act of 2006, the Company has determined that earnings of certain foreign subsidiaries are no longer subject to immediate U.S. tax and will now be considered permanently reinvested. A decrease in income tax expense results as the foreign subsidiaries were, collectively, subject to a rate of tax lower than the U.S. statutory tax rate. These income tax benefits were partially offset by charges to income tax expense for an increase in valuation allowance on U.S. tax credits and losses of international subsidiaries.

Net Income:

Our net income decreased by $229.8 million, to a net loss of $131.8 million in fiscal year 2007 compared to income of $98.0 million for in fiscal year 2006, primarily due to decreased income of $275.3 million from discontinued operations driven by the divestiture of the Polymer Business in June 2006, which increased income by $256.7 million (net of tax) in 2006, and an increase in the income tax provision of $158.8 million in 2007 compared to the prior year. This was offset by decreased net interest expense of $6.9 million from lower average debt balances and an increased operating profit of $191.4 million in 2007, which mainly resulted from a $122.8 million decrease in restructuring expenses and other period costs associated with the November 2005 Plan, a $105.1 million increase in gross profit, and controlled selling, general and administrative spending (excluding restructuring costs).

EBITDA:

EBITDA for fiscal year 2007 was $235.5 million, which decreased by $229.6 million in 2007 compared to the prior year, primarily due to the divestiture of the Polymer Business, which increased EBITDA by $352.9 million in 2006. In 2007, this was partially offset by a $84.6 million decrease in restructuring costs and period costs included in selling, general and administrative costs related to our November 2005 Plan, primarily in North America, Europe, and the Corporate Center.

Liquidity and Capital Resources

	Fiscal Year Ended		Change
(dollars in thousands)	December 31, 2008	December 28, 2007	Amount	Percentage
Net cash provided by (used in) operating activities	$4,795	$11,619	$(6,824)	-58.7%
Net cash provided by (used in) investing activities	1,817	(102,362)	104,179	-101.8%
Net cash used in financing activities	(1,908)	(34,295)	32,387	-94.4%
Capital expenditures (1)	(121,211)	(111,159)	(10,052)	9.0%

			Change
	December 31, 2008	December 28, 2007	Amount	Percentage
Cash and cash equivalents	$107,923	$97,176	$10,747	11.1%
Working capital (2)	438,460	510,283	(71,823)	-14.1%
Total debt	1,470,809	1,486,511	(15,702)	-1.1%

(1)	Includes expenditures for capitalized computer software.
(2)	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The increase in cash and cash equivalents at December 31, 2008 compared to December 28, 2007 resulted primarily from cash generated by operating activities and proceeds from the divestitures of the Auto-Chlor business in February 2008 and the DuBois business in September 2008. This cash generation was partially offset by capital expenditures.

•

The decrease in net cash provided by operating activities during the year ended December 31, 2008 compared to the prior year was primarily due an increase in interest expense associated with the senior discount notes. This was partially offset by a decrease in working capital as compared to an increase in working capital the prior year. The decrease in working capital was primarily a result of programs implemented to improve receivable and inventory turnover.

•

The increase in net cash provided by (used in) investing activities during the year ended December 31, 2008 compared to the prior year was primarily due to an increase in proceeds from divestitures, mostly related to the divestitures of the Auto-Chlor business in February 2008 and the DuBois business in September 2008, less an increase in expenditures for capitalized computer software. Our capital investments tend to be in dosing and feeder equipment with new and existing customer accounts as well as ongoing expenditures in information technology and manufacturing. We may also make significant cash expenditures in an effort to capitalize on cost savings opportunities.

•

The decrease in cash used in financing activities during the year ended December 31, 2008 compared to the prior year was due to an increase in short term borrowings in the current year, as compared to a repayment of short-term borrowings in the prior year.

•

Working capital decreased $71.8 million during the year ended December 31, 2008. This resulted from a $65.8 million decrease in accounts receivable, a $23.8 million decrease in inventories and an $17.8 million decrease in accounts payable. The decreases in accounts receivable and inventory were largely the result of specific programs put into place to improve receivable and inventory turnover.

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

In addition, on May 3, 2002, in connection with the acquisition, JDI issued its senior subordinated notes and entered into $1.2 billion of senior secured credit facilities. JDI used the proceeds of the sale of the JDI senior subordinated notes and initial borrowings under the JDI senior secured credit facilities, together with other available funds, to finance the cash portion of the purchase price for the DiverseyLever business and the related fees and expenses and to refinance then-existing indebtedness.

The JDI senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in the previous JDI credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 16, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of December 31, 2008, JDI had $5.2 million in letters of credit outstanding under the revolving portion of the JDI senior secured credit facilities and therefore had the ability to borrow $169.8 million under those revolving facilities.

The JDI senior secured credit facilities were amended in June 2007. The amendment reduced the interest rate payable on the term loan B facility and the delayed draw term loan facility from LIBOR plus 250 basis points to LIBOR plus 200 basis points, thereby reducing borrowing costs over the remaining life of the credit facilities.

As of December 31, 2008, excluding indebtedness held by JDI, our only indebtedness consisted of the senior discount notes with a book value of $389.0 million. As of December 31, 2008, our subsidiaries had total indebtedness of approximately $1.1 billion, consisting of $614.6 million of the JDI senior subordinated notes, $429.8 million of borrowings under the JDI senior secured credit facilities, $11.1 million of other long-term borrowings and $26.4 million in short-term credit lines. In addition, we had $196.8 million in operating lease commitments, $2.6 million in capital lease commitments and $5.2 million committed under letters of credit as of December 31, 2008.

Restricted Cash. In December 2008, we transferred $49.5 million to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan, a majority of which we expect to utilize during fiscal year 2009. At December 31, 2008, we classified the trust balances as restricted cash on our consolidated balance sheet.

		Payments Due by Period:
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and Thereafter
	(dollars in thousands)
Long-term debt obligations:
Senior discount notes (1)	$601,389	$43,352	$86,705	$471,332	$—
Term credit facilities	440,805	19,805	421,000	—	—
Senior subordinated notes (2)	821,607	59,153	118,305	644,149	—
Operating leases	196,844	55,851	69,984	31,034	39,975
Capital leases	2,578	910	1,301	367	—
Purchase commitments (3)	18,810	6,790	12,020	—	—

Total contractual obligations	$2,082,033	$185,861	$709,315	$1,146,882	$39,975

(1)	Includes scheduled annual interest payments at 10.67%.
(2)	Includes scheduled annual interest payments at 9.625%.
(3)	Represents maximum penalties that would be contractually binding if we do not meet any portion of our volume commitments, primarily for the purchase of floor care related polymers.

As indicated in the table above and elsewhere in this report, a significant amount of our and JDI’s indebtedness matures over the next few years. We continue to evaluate opportunities to refinance our indebtedness to strengthen our financial position. However, as a result of the recent disruptions in the credit markets, we may be unable to obtain new financing on terms acceptable to us or in amounts sufficient to service or refinance our indebtedness as it matures. Please see “Item 1A. Risk Factors – We require a significant amount of cash to service our indebtedness. The ability to generate cash and/or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control” for additional information.

We believe that the cash flows from continuing operations, including the effects of divestitures made as part of the November 2005 Plan, together with available cash, borrowings available under the JDI senior secured credit facilities, and the proceeds from the JDI receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future, including those related to the November 2005 Plan. We do not expect the divestitures of the Polymer Business and other businesses, made as part of the November 2005 Plan and included as part of continuing and discontinued operations, to significantly impact our future liquidity or our ability to meet our debt service obligations. With regards to the divestitures of the DuBois and Auto-Chlor businesses, we anticipate that the operational expense savings from the disposition of these businesses and the use of the proceeds from the divestitures in further restructuring and cost savings initiatives will largely offset the cash flows that would have been generated by these businesses. Please refer to our forward-looking statements and “Item 1A. Risk Factors” for potential risks associated with our restructuring programs.

We have obligations related to our pension and post-retirement plans that are discussed in detail in Notes 17 and 18 to our consolidated financial statements. As of the most recent actuarial estimation, we anticipate making $34.3 million of contributions to our defined benefit pension plans in fiscal year 2009. Post-retirement medical claims are paid as they are submitted and are anticipated to be $4.4 million in fiscal year 2009.

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

As of December 31, 2008, and December 28, 2007, JDI’s total potential for securitization of trade receivables was $75 million. In December 2008, the Receivables facility was amended and restated to include our Canadian subsidiary and to extend the maturity of the agreement to December 2009.

As of December 31, 2008 and December 28, 2007, the Conduits held $43.7 million and $45.2 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of December 31, 2008 and December 28, 2007, JDI had a retained interest of $74.7 million and $80.0 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the year ended December 31, 2008, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 4.54% per annum.

Under the terms of the JDI senior secured credit facilities, JDI must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the JDI senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI may enter into may not exceed $200 million in the aggregate.

FIN No.48 Liabilities. During fiscal year 2008, we increased liabilities relating to FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”) by $34.5 million, resulting in total FIN No. 48 liabilities of $65.0 million at December 31, 2008. Total FIN No. 48 liabilities for which payments are expected in less than one year are $6.2 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current FIN No. 48 liabilities.

Financial Covenants under the JDI Senior Secured Credit Facilities

Under the amended terms of the JDI senior secured credit facilities, JDI is subject to certain financial covenants. The financial covenants under the JDI senior secured credit facilities require JDI to meet the following targets and ratios.

Maximum Leverage Ratio. JDI is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the JDI senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) JDI’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under the JDI Receivables Facility and indebtedness relating to specified interest rate hedge agreements) less cash and cash equivalents as of the last day of a financial covenant period using a weighted-average exchange rate calculated in accordance with the senior secured facilities to (2) JDI’s consolidated EBITDA, as defined in the JDI senior secured credit facilities, for that same financial covenant period.

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

Minimum Interest Coverage Ratio. JDI is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the JDI senior secured credit facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of (1) JDI’s consolidated EBITDA, as defined in the JDI senior secured credit facilities, for a financial covenant period to (2) JDI’s cash interest expense for the same financial covenant period calculated in accordance with the senior secured credit facilities.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For the JDI financial covenant period ended on December 31, 2008, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the JDI senior secured credit facilities to $150 million in fiscal year 2006 and to $130 million for subsequent fiscal years. To the extent that JDI makes capital expenditures of less than the limit in any fiscal year, however, JDI may carry forward into the subsequent year the difference between the limit and the actual amount JDI expended, provided that the amounts JDI carries forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 31, 2008, JDI was in compliance with the limitation on capital expenditures for fiscal year 2008.

Restructuring Charges. The JDI senior secured credit facilities generally limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate; (ii) arising in connection with costs associated with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million; and (iii) arising in connection with the proceeds associated with permitted divestitures from fiscal year 2006 through the end of fiscal year 2008 to the maximum of net cash proceeds provided. As of December 31, 2008, JDI was in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

The JDI senior secured credit facilities contain additional covenants that restrict JDI’s ability to declare dividends and to redeem and repurchase capital stock. The JDI senior secured credit facilities also limit JDI’s ability to incur additional liens, engage in sale-leaseback transactions, incur additional indebtedness and make investments.

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

For further discussion of the related party transactions, see Note 23 to our consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence,” included elsewhere in this annual report.

Acquisitions

In June 2008, JDI purchased certain intangible assets relating to a cleaning technology for an aggregate purchase price of $8.0 million. The purchase price includes a $1.0 million non-refundable deposit made in July 2007; $5.0 million paid at closing; and $2.0 million of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of trademarks, patents, technological know-how, customer relationships and a non-compete agreement. JDI paid the sellers $1.0 million in both September 2008 and December 2008 having met certain contingent requirements.

In conjunction with the acquisition, JDI and the sellers entered into a consulting agreement, under which JDI is required to pay to the sellers $1.0 million in fiscal 2009 and $1.0 million in fiscal 2010, subject to certain conditions.

In addition to the purchase price discussed above, we previously maintained an intangible asset in our consolidated balance sheets in the amount of $4.7 million, representing a payment from us to the sellers in a previous period in exchange for an exclusive distribution license agreement relating to this technology. This distribution agreement was terminated as a result of the acquisition and the value of this asset is considered in the final allocation of purchase price.

At December 31, 2008, JDI’s completed allocation of the purchase price is as follows (000’s):

	Fair Value	Useful Life
Trademarks	$540	Indefinite
Patents	40	18 years
Technological know-how	11,490	20 years
Customer relationships	50	10 years
Non-compete	600	10 years

In March 2007, JDI purchased an additional 6% interest in a North American business that provides purchasing and category management tools to certain of JDI’s end-users for $2.6 million. JDI previously held 9% of the outstanding shares. The transaction is not considered material to JDI’s consolidated financial position, results of operations or cash flows.

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

Divestitures

Auto-Chlor Master Franchise and Branch Operations

In December 2007, in conjunction with its November 2005 Plan, JDI executed a sales agreement for its Auto-Chlor Master Franchise and substantially all of its remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to food service, lodging, healthcare, and institutional customers, for $69.8 million.

The sales agreement was subject to the approval of our Board of Directors and Unilever consent, both of which we considered necessary in order to meet “held for sale” criteria under SFAS No. 144 “Accounting for Asset Impairment.” Accordingly, these assets were classified as “held and used” as of December 28, 2007. We obtained approval from our Board of Directors and consent from Unilever in January 2008.

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1.3 million after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. The gain is subject to additional post-closing adjustments including evaluation of potential pension-related settlement changes.

As of the divestiture date, net assets were as follows (000’s):

Inventories	$8,343
Property, plant and equipment, net	11,439
Goodwill, allocated	12,745
Other intangibles, net	32,517

Net assets divested	$65,044

Net sales associated with these businesses were approximately $9.9 million, $63.0 million and $50.7 million for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

Auto-Chlor Branch Operations

In August 2007, in conjunction with its November 2005 Plan, JDI divested certain of its Auto-Chlor branch operations in the eastern United States for $2.5 million, resulting in a gain of $0.5 million after taxes and related costs. The gain is included within selling, general and administrative expenses in the consolidated statements of operations. Net sales associated with this business were approximately $3.4 million and $5.5 million for the fiscal years ended December 28, 2007 and December 29, 2006, respectively.

In October 2006, in conjunction with its November 2005 Plan, JDI divested its Auto-Chlor branch operation in the southern United States for $9.0 million, resulting in a net loss of $2.7 million ($1.8 million after tax). The net loss is included within selling, general and administrative expenses in the consolidated statements of operations. Net sales associated with this business were approximately $16.7 million for the fiscal year ended December 29, 2006.

Commercial Laundry Operations

In September 2005, JDI sold or agreed to sell its European commercial laundry operations in a two-phase transaction. In phase 1, which closed in September 2005, JDI sold its related operations in seven countries for $14.8 million, which includes a reduction of $1.0 million for certain pension-related purchase price adjustments, resulting in a realized gain of $1.2 million ($0.4 million after-tax loss). Net assets sold include an allocation of goodwill and other identifiable intangible assets of $5.7 million and $1.8 million, respectively. In phase 2, JDI agreed to sell related operations in six additional countries for approximately $8.7 million, which includes a reduction of $0.5 million for certain pension-related purchase price adjustments. In December 2006, phase 2 was completed, and JDI received proceeds of $9.7 million, which includes a reduction of $0.2 million for certain pension-related and other purchase price adjustments, resulting in an additional net loss of $0.3 million ($0.1 million after tax).

These divestiture activities did not qualify for reporting as discontinued operations and therefore the related gains and losses are included as a component of selling, general and administrative expenses in the consolidated statements of operations.

Discontinued Operations

DuBois Chemicals

On September 26, 2008, JDI and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of JDI, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”), for approximately $69.7 million, of which, $5.0 million was escrowed subject to meeting certain fiscal year 2009 performance measures and $1.0 million was escrowed subject to resolution of certain environmental representations by JDI. The purchase price is also subject to certain post-closing adjustments that are based on net working capital targets. JDI and Riverside are expected to finalize the performance related adjustments during the second quarter of 2010 and all other adjustments during the first quarter of 2009.

DuBois is a North American-based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of JDI and a component of the North American business segment. The sale resulted in a gain of approximately $14.8 million ($6.2 million after tax), net of related costs.

The following summarizes the carrying amount of assets and liabilities of DuBois immediately preceding the divestiture (000’s):

September 26, 2008
ASSETS
Current assets:
Accounts receivable, less allowance of $72	$13,232
Inventories	7,204
Other current assets	139

Current assets	$20,575

Non current assets:
Property, plant and equipment, net	$11,014
Goodwill	9,749
Other intangibles, net	9,906

Non current assets	$30,669

LIABILITIES
Current liabilities:
Accounts payable	$2,464
Accrued expenses	2,716

Current liabilities	$5,180

Net sales from discontinued operations relating to DuBois were as follows (000’s):

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Net sales [1]	$72,134	$121,729	$137,747

1	Includes intercompany sales of $7,193, $33,421 and $48,762 for the fiscal years ended December 31, 2008 and December 28, 2007, and December 29, 2006, respectively.

Income from discontinued operations relating to DuBois was comprised of the following (000’s):

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Income from discontinued operations before taxes and gain from sale	$6,630	$10,943	$15,242
Taxes on discontinued operations	(2,476)	(4,191)	(5,909)
Gain on sale of discontinued operations before taxes	14,774	—	—
Taxes on gain from sale of discontinued operations	(8,563)	—	—

Income from discontinued operations	$10,365	$6,752	$9,333

The asset purchase agreement, relating to the DuBois disposition, refers to ancillary agreements governing certain relationships between the parties, including a distribution agreement and supply agreement, each of which is not considered material to JDI’s consolidated financial results.

On December 19, 2008, in association with the divestiture, the Stockholders’ Agreement was amended and restated to, among other things, adjust the buyout formula relating to Marga B.V.’s shares in our company to require an incremental payment of $27.0 million (of which $6.4 million is interest bearing and payable from put execution date) at the time of Marga B.V.’s exit.

Chemical Methods Associates (“CMA”)

On September 30, 2006, in connection with its November 2005 Plan, JDI sold its equity interest in CMA to Ali SpA, an Italy-based manufacturer of equipment for the food service industry, for $17.0 million. The purchase price was subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, JDI recorded additional purchase price of approximately $0.3 million based on a preliminary assessment of closing working capital. The sale resulted in a gain of $2.3 million ($0.5 million after tax), net of related costs. CMA was a non-core asset of JDI and a component of the North America business segment.

During the fiscal year ended December 28, 2007, JDI finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in a reduction to the gain of $0.3 million ($0.3 million after tax).

Net sales from discontinued operations relating to CMA, excluding sales to JDI, were $16.9 million during the fiscal year ended December 29, 2006.

Income from discontinued operations relating to CMA was comprised of the following (000’s):

	Fiscal Year Ended
	December 28, 2007	December 29, 2006
Income from discontinued operations before taxes and gain from sale	$—	$2,826
Taxes on income from discontinued operations	—	(986)
Gain (loss) on sale of discontinued operations before taxes	(262)	2,322
Taxes on gain (loss) from sale of discontinued operations	(38)	(1,825)

Income (loss) from discontinued operations	$(300)	$2,337

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“Johnson Polymer”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of JDI, completed the sale of substantially all of the assets of Johnson Polymer, certain of the equity interests in, or assets of, certain Johnson Polymer subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470.0 million plus an additional $8.1 million in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid JDI $1.5 million for the option to extend the tolling agreement (described below) by up to six months. In December 2006, JDI and BASF finalized purchase price adjustments with BASF related to the net asset value and JDI received an additional $4.1 million.

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

During the fiscal year ended December 28, 2007, JDI finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1.7 million ($0.3 million after-tax gain). JDI recorded additional closing costs, reducing the gain by $0.2 million ($0.2 million after-tax loss), during the fiscal year ended December 31, 2008.

The asset and equity purchase agreement relating to the disposition of the Polymer Business refers to ancillary agreements governing certain relationships between the parties, including a supply agreement and tolling agreement, each of which is not considered material to our consolidated financial results.

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

The Polymer Business sold $7.0 million of polymer product to JDI during the six months ended June 30, 2006.

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

Net sales from discontinued operations relating to the Polymer Business, excluding sales to JDI and including net sales related to the tolling agreement with BASF, were $189.2 million during the fiscal year ended December 29, 2006.

Income from discontinued operations relating to the Polymer Business was comprised of the following (000’s):

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Income from discontinued operations before taxes and gain from sale	$—	$—	$22,019
Taxes on income from discontinued operations	—	—	(7,475)
Gain (loss) on sale of discontinued operations before taxes	(192)	(1,742)	352,907
Taxes on gain (loss) from sale of discontinued operations	(34)	2,047	(96,214)
Income from tolling operations	477	1,903	620
Taxes on income from tolling operations	(200)	(694)	(419)

Income from discontinued operations	$51	$1,514	$271,438

In connection with the disposition of the Polymer Business, the Stockholders’ Agreement was amended to, among other things, adjust the buyout formula relating to Marga B.V.’s shares in us to require an incremental payment of $30.0 million, plus interest (payable from put execution date) at the time of Marga B.V.’s exit. The Stockholders’ Agreement also provides for the issuance of equity of our company to Marga B.V. that would result in the incremental payment to Marga B.V., by Holdco, of up to $40.0 million, plus interest, at the time of Marga B.V.’s exit.

Whitmire Micro-Gen Business

In June 2004, JDI completed the sale of Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the United Kingdom, for $46.0 million in cash and the assumption of certain liabilities.

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which we recorded $0.1 million during the three month period ended March 31, 2006. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from our debt level as well as changes in foreign exchange rates and interest rates. In addition, risk exposures associated with raw materials price changes and customer credit have increased significantly relative to our historical experience due to the global economic slowdown, the ongoing credit crisis, and unprecedented volatility and unpredictability of raw materials prices. The following discussion does not consider the effects that an adverse change may have on the overall economy, and it also does not consider additional actions we may take to mitigate our exposure to these changes. We cannot guarantee that the actions we take to mitigate these exposures will be successful.

Debt Risk

As a result of our acquisition of the DiverseyLever business, we have a significant amount of indebtedness. In May 2002 in connection with the acquisition, we issued senior subordinated notes and entered into $1.2 billion senior secured credit facilities. The senior secured credit facilities were amended and restated in December 2005, and were amended in June 2007 to reduce the interest rate payable on the term loan B facility and the delayed draw term loan facility. As our various debt instruments reach maturity, there is a risk that those instruments will not be able to be replaced, or will be replaced at less favorable terms.

Interest Rate Risk

As of December 31, 2008, we had $429.8 million of debt outstanding under our senior secured credit facilities. After giving effect to the interest rate swap transactions that we have entered into with respect to some of the borrowings under our credit facilities, $229.8 million of the debt outstanding remained subject to variable rates. In addition, as of December 31, 2008, we had $37.5 million of debt outstanding under foreign lines of credit, all of which were subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of a reasonable change in interest rates. In the event of an adverse change in interest rates, management may take actions to attempt to mitigate our exposure to interest rate risk; however, due to the uncertainty of the actions and their possible effects, this analysis assumes no such action. Further, this analysis does not consider the effects of the change in the level of the overall economic activity that could exist in such an environment.

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

Raw Materials Price Risk

We utilize a variety of raw materials in the manufacture of our products, including surfactants, polymers and resins, fragrances, solvents, caustic soda, waxes, chelates and phosphates, which have experienced significant fluctuations in prices. In addition, our freight costs as well as raw material costs for certain of our floor care products have been unfavorably impacted by volatile energy prices (primarily oil and natural gas). Our profitability is sensitive to changes in the costs of these materials caused by changes in supply, demand, or other market conditions, over which we have little or no control. In response to inflationary pressures, we implement price increases to recover costs to the fullest extent possible and pursue cost reduction initiatives; however, we may not be able to pass on these increases in whole or in part to our customers or realize cost savings needed to offset these increases.

Customer Credit Risk

Customer credit risk is the possibility of loss from customers’ failure to make payments according to contract terms. Given the ongoing credit crisis and volatility of the financial markets, we believe customer credit risk will most likely increase in 2009. Through December 31, 2008, we have not experienced an increased level of bad debt relative to our historical bad debt experience, and we believe that we are fully reserved for this financial risk as of December 31, 2008. As a result of the global economic slowdown and the continued tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued global recession may cause our customers to increase the time they take to pay or default on their payment obligations, which would negatively affect our results. Continued weakness in the economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection on their accounts, which could result in a higher level of bad debt expense. We have an active collections program in place to help mitigate this potential market risk to the fullest extent possible.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to consolidated financial statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal years 2008 and 2007 and through the date of this annual report, there were no disagreements with Ernst & Young LLP, our independent registered public accounting firm, on accounting principles or practices, financial statement disclosures, audit scope or audit procedures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of JohnsonDiversey Holdings’ Disclosure Controls and Internal Control over Financial Reporting. As of December 31 2008, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) and internal controls over financial reporting. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management team is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Our management team, with the participation of our CEO and CFO, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management team has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2008. Its report appears in the consolidated financial statements on page F-3.

Limitations on the Effectiveness of Controls. Our management team, including the CEO and CFO, does not expect that our Disclosure Controls and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Holdings or JDI have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers, their ages as of March 6, 2009, and their positions and offices:

Name	Age	Position
S. Curtis Johnson III	53	Director and Chairman
Edward F. Lonergan	49	Director, President and Chief Executive Officer
Scott D. Russell	46	Vice President, General Counsel and Secretary
Joseph F. Smorada	62	Vice President and Chief Financial Officer
Todd C. Brown	59	Director
Irene M. Esteves	50	Director
Robert M. Howe	64	Director
Helen P. Johnson-Leipold	52	Director
Clifton D. Louis	53	Director
Norman Clubb	54	Director
Neal R. Nottleson	71	Director
John Rice	57	Director
Reto Wittwer	60	Director

S. Curtis Johnson III has served as Chairman since November 2001. He also has served as Chairman of JDI since February 1996 and Chairman of Holdco since November 1999. From 1983 through 1996, Mr. Johnson held various positions with SCJ, most recently serving as Vice President – Global Business Development from October 1994 to February 1996. He has held several other executive offices at SCJ, including Vice President and Managing Director of Mexican Johnson, Director – Worldwide Business Development and general partner of Wind Point Partners, L.C., a venture capital partnership which he co-founded and in which SCJ was a major limited partner. Mr. Johnson holds a Bachelor of Arts degree in Economics from Cornell University and a Master of Business Administration in Marketing/Finance from Northwestern University. Mr. Johnson also serves as a director of Cargill, Incorporated, an international provider of food and agricultural products, and the World Wildlife Fund, a privately financed conservation organization. He is a descendant of Samuel Curtis Johnson, the brother of Helen Johnson-Leipold and cousin of Clifton Louis, both directors of our company.

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

Scott D. Russell has served as Vice President, General Counsel and Corporate Secretary since January 2007. Mr. Russell has also served as Senior Vice President, General Counsel and Corporate Secretary of JDI and as a director of Holdco since January 2007. He was our Senior Counsel from May 2006 through December 2006. From May 1993 until October 2005, Mr. Russell was at RR Donnelley, a global full-service provider of print and related services, including business process outsourcing, most recently as Vice President, Deputy General Counsel and Assistant Secretary. From October 1988 to May 1993 he was an associate in the corporate practice group of Skadden, Arps, Slate, Meagher & Flom. Mr. Russell holds a Bachelor of Arts degree in Economics and Political Science from Alma College and a Juris Doctor degree from the University of Detroit School of Law.

Joseph F. Smorada has served as Vice President and Chief Financial Officer since November 2004. Mr. Smorada has also served as Executive Vice President and Chief Financial Officer of JDI since November 2004 and as a director of Holdco since July 2005. He has also served as Global Leader for JDI’s restructuring program since May 2005. From 1992 until October 2004, Mr. Smorada served as Executive Vice President and Chief Financial Officer and, most recently, as Executive Consultant, at Axel Johnson Inc., an international company with business interests, public and private, in manufacturing, energy and technology products and services. Mr. Smorada holds a Bachelor degree in Economics from California University of Pennsylvania and has also completed management development programs at Harvard University, the University of Pennsylvania, Cornell University and Columbia University.

Todd C. Brown has served as a director since May 2002. Mr. Brown was a director of Holdco from April 2001- May 2003 and of JDI since April 2001. Since August 2003, Mr. Brown has served as Vice Chairman of ShoreBank Corporation and Chairman of the board of directors for ShoreBank’s banking operations in Chicago, Detroit, and Cleveland. From 1985 through June 2003, Mr. Brown served in various positions at Kraft Foods, Inc., most recently as Executive Vice President and President of its e-Commerce Division from January 2001 until June 2003 and President of Kraft Foodservices Division from April 1998 until December 2000.

Irene M. Esteves has served as a director since May 2002. Ms. Esteves was a director of Holdco from November 1999 – May 2003 and of JDI since June 1998. Ms. Esteves has served as the Senior Executive Vice President and Chief Financial Officer of Regions Financial Corporation since April, 2008. Before that she was Senior Vice President and Chief Financial Officer of Wachovia Corporation’s Capital Management Group since June 2006. Prior to this, she was the Chief Financial Officer of Putnam Investments, LLC, an asset management firm. Before joining Putnam, Ms. Esteves was with Miller Brewing Company for two years, first as the Corporate Controller & Director of International Finance, and then as Vice President – International Finance and Corporate Strategy. Prior to this, she spent thirteen years with SCJ in various finance and business development roles, last serving as Controller – North America Home Care. Ms. Esteves is also a director of The Timberland Company, a manufacturer of premium-quality footwear, apparel and accessories.

Robert M. Howe has served as a director since May 2002. He was a director of Holdco from November 1999 – May 2003 and of JDI since September 1997. Since November 2002, Mr. Howe has been the Chairman of Montgomery Goodwin Investments, LLC, a private investment and consulting firm. From April 2000 to September 2002, Mr. Howe was the Chairman of Scient, Inc., a provider of integrated e-Business strategy and technology services, and previously served as its Chief Executive Officer. Prior to that, Mr. Howe was with International Business Machines Corporation, last serving as General Manager of its global banking, financial and securities services business. He has been a director of Symphony Services, an information technology consulting firm, since July 2004.

Helen P. Johnson-Leipold has served as a director since May 2002. Ms. Johnson-Leipold was a director of Holdco from November 1999 – May 2003 and of JDI since December 1999. Since 1999, Ms. Johnson-Leipold has been the Chairman and Chief Executive Officer of Johnson Outdoors Inc., a manufacturer and marketer of outdoor recreational equipment. In addition, since July 2004, she has been Chairman of Johnson Financial Group, a global financial services company. From 1995 through 1999, she was with SCJ in various executive positions, last serving as Vice President - North America Consumer Cleaning Products. Ms. Johnson-Leipold is a descendant of Samuel Curtis Johnson, the sister of S. Curtis Johnson III, our Chairman, and cousin of Clifton Louis, another director of our company.

Clifton D. Louis has served as a director since May 2002. Mr. Louis was a director of Holdco from November 1999 – May 2003 and of JDI since December 1999. Mr. Louis is the owner of The Vineyard, Inc., a retail wine store, and has been its President and Chief Executive Officer since 1985. Mr. Louis is a descendant of Samuel Curtis Johnson, a cousin of S. Curtis Johnson III, the Chairman of our company, and a cousin of Helen Johnson-Leipold, another director of our company.

Norman Clubb has served as a director since February 2007. Mr. Clubb was appointed President and Chief Operating Officer for Unilever Foodsolutions in November 2004 and led the company’s North American operations. In September 2007, he assumed leadership of the new Americas region, which includes both North and South America. Previously he served as Senior Vice

President Finance and Information for Unilever’s Foods Division from 2000 - 2004; Senior Vice President Finance for Central Asia and Middle East Business Group from 1999 - 2000; and SVP Finance and Supply Chain for the DiverseyLever Business Group from 1996 - 1999.

Neal R. Nottleson has served as a director since May 2002. Mr. Nottleson has also been a director JDI since September 1997 and of Holdco since November 1999. Mr. Nottleson was the Vice Chairman of SCJ from October 1996 until his retirement in June 1999.

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

Audit Committee

The Audit Committee of our board of directors appoints our independent registered public accounting firm, reviews the scope and results of the audits with the auditors and management, approves the scope and results of the audits, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent registered public accounting firm. The members of our Audit Committee are Irene Esteves, chairperson of the Audit Committee, Todd Brown, Robert Howe, and Reto Wittwer. Our board of directors has determined that Ms. Esteves meets the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K, and has also determined that she meets the independence requirements of the SEC.

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

Compensation Discussion and Analysis (CD&A)

Organization of Information

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy, programs and policies, and includes analysis on the compensation earned by our Named Executive Officers (“NEOs”) as detailed in the accompanying executive compensation tables. The NEOs are also executive officers of JDI. The following CD&A applies to each of the executive officers in connection with their services as executive officers of both us and JDI. All compensation has been, and will be, paid by JDI. The CD&A covers the following topics:

•	Overview of the Role of the Compensation and Management Succession Committee (“Compensation Committee”) in Executive Compensation

•	Executive Compensation Philosophy and Objectives

•	Compensation Elements and Pay Mix

•	Determining Compensation Levels

•	Executive Compensation Market Benchmarking and Peer Group

•	Total Target Compensation Relative to Market Compensation

•	Program Components and Policies:

•	Base Salary

•	Annual Incentives

•	Long-Term Incentives

•	Executive Severance

•	Executive Benefits and Perquisites

•	Tax, Regulatory and Accounting Implications

•	Executive Compensation Tables and Supplemental Narrative Disclosures

•	Executive Agreements

•	Compensation Committee Report

•	Compensation Committee Interlocks and Insider Participation in Compensation Decisions

•	Director Compensation

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

•

Align total rewards to support our strategic objectives and align with shareholder interests. Specifically, we structure the terms of incentive compensation to include performance hurdles that enable our company to meet debt obligations, with adequate cushion, before annual or long-term incentives are funded for executives. Our goal is to provide for a fair economic sharing between management and shareholders only when performance hurdle requirements have been met and our bank-approved financing plan goals have been achieved.

•	Comply with all applicable laws and regulations.

Compensation Elements and Pay Mix

Our executive compensation program includes the following elements, all of which are described in more detail below.

1. Direct Compensation, which includes:

•	Base salary

•	Annual incentives

•	Long-term incentives

We structure our executives’ direct compensation to deliver a substantial portion of value through variable, performance-based annual and long-term incentives. The allocation between annual and long-term incentives is determined based on market benchmarking against our peer group, with a higher proportion delivered through long-term incentives. The incentive components (both annual and long-term) are intended to motivate and reward sustained profitable growth, reinforce executive accountability and increase enterprise value for our shareholders. This is especially critical in light of our restructuring plan, the targeted goals and strategic priorities that we established for meeting our financial obligations and, ultimately, delivering long-term value to our shareholders. As a result of this emphasis on performance-based incentive pay, we expect direct compensation amounts to vary from year to year.

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

Our executives participate in benefit programs available broadly to all of our employees. We provide an annual flexible credit of $1,250 to all US-based employees, including our NEOs, to offset the cost of their medical and other optional benefits. In addition, we maintain certain executive benefit and perquisite programs that we believe are consistent with market practice. In keeping with our culture, the value of these programs do not make up a significant percentage of total executive compensation.

Determining Compensation Levels

The following are key factors we consider in determining compensation levels for our executives:

1.	Performance. We consider the performance of our company and JDI, as well as individual performance and contributions. Performance goals are defined annually, and we utilize a disciplined performance review process to ensure that our executives’ goals align with the achievement of our bank-approved financing plan and with our strategic priorities. Company goals require aggressive growth year over year and have only been attained in three of the last six years.

2.	Market competitiveness. We benchmark compensation for our executive positions to comparable jobs in the marketplace to understand what we need to pay to stay competitive. The process for conducting market benchmarking and determining market competitiveness is described in more detail in the material that follows.

3.	Cost. We review the cost of our executive rewards program for reasonableness in light of our financial condition and relative to our performance. In addition, as mentioned above, we structure the incentive components of our program so that we and JDI meet our debt obligations and restructuring expenses before executives earn incentives.

4.	Internal equity. We assess the relative value of our executive positions using factors such as responsibilities and performance, scope and impact, problem solving and leadership. Our goal is to compensate executives fairly and equitably based on each executive’s role and potential impact on our company’s and JDI’s success.

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

The JDI Compensation Committee last reviewed and approved our peer group in October 2007. At that time, we were in the mid-range of the peer group in terms of revenue. We intend to continue to review and refine our peer group periodically.

In December of each year JDI reviews executive market total compensation for the JDI Compensation Committee. JDI uses an independent compensation consultant, W.T. Haigh & Company, to compare our executive compensation levels against compensation levels for similar executive positions in the peer group. In addition, JDI participates in an executive compensation study conducted by Hewitt Associates that includes similar companies based on various factors, including certain of the same criteria used to define our peer group. We also validate these peer company findings with general industry compensation data for similar sized companies using Mercer and Hewitt surveys. We use the comparisons made in this process to develop competitive market ranges for our executives for purposes of assessing overall market competitiveness.

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

The Compensation Committee retains the discretion to provide awards above or below these targets based on individual performance.

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

JDI has made a decision that base salaries for corporate officers will not be increased in 2009, with the exception of Mr. Chidichimo who was granted a market adjustment effective January 1, 2009.

Annual Incentives

Our Annual Incentive Plan (“AIP”) is designed to recognize and reward outstanding performance, achievements and contributions to fiscal year results and focus attention on specific challenges and opportunities as defined by and aligned with our strategy. The Plan is a goal-based program for executives. Each year, performance goals are established and approved by our Compensation Committee which provides a basis for funding the overall AIP pool globally for all participants. The following were the performance categories and weightings applicable for 2008:

•	EBITDA before tangible and intangible asset impairment charges and other period costs associated with our restructuring activity (50% weighting)

•	Net Sales Growth (30% weighting)

•	Working Capital & Sarbanes Oxley (“SOX”) Compliance (20% weighting)

Our AIP incentive design includes threshold financial performance hurdles that must be met before any incentives can be earned under this plan. This ensures that adequate funds are available to satisfy outstanding debt and restructuring obligations and provides for a reasonable and fair distribution of incremental profit between management and shareholders.

Target awards and potential payouts are defined for each executive based on an evaluation of financial results and individual contributions. These amounts are reviewed and approved annually by the JDI Compensation Committee. The following table presents the 2008 annual incentive opportunities for our NEOs:

AIP AWARD OPPORTUNITY (% OF BASE SALARY)

Name	Minimum	Target	Maximum
Ed Lonergan	0%	100%	200%
S. Curtis Johnson	0%	80%	160%
Joseph Smorada	0%	65%	130%
Scott Russell	0%	50%	100%

Payments are made in cash in the first quarter of the fiscal year after approval by the Compensation Committee. The Compensation Committee determines whether goals have been met under the AIP Plan.

Long-Term Incentives

In 2006, we discontinued our equity-based long-term incentive program and implemented a cash long-term incentive program (“LTIP”) to motivate and reward the attainment of global profitability targets. As discussed above, this was done to emphasize the successful attainment of our bank-approved financing plan, which is in place for a specified period of time. Upon successful completion of the restructuring plan, we intend to return to an equity-based long-term incentive program that will promote long-term stock ownership and further alignment of management interests with those of our shareholders.

The LTIP awards cash compensation based on specific performance goals during three-year performance cycles that begin each year. The first three-year performance cycle under the LTIP covers performance years 2006–2008, the second cycle covers performance years 2007–2009, and the third cycle covers performance years 2008–2010. Target awards are defined by position as a dollar amount with a potential payout of 0–200% based on attainment of the goals defined for each performance cycle. The 2006–2008 performance cycle award will be based on global EBITDA (88.9%) and global cash flow (11.1%) and the 2007–2009 and 2008–2010 cycle awards will be based 100% on global EBITDA. The following table provides the target award opportunities and range of potential payouts, under our LTIP for the 2008–2010 performance cycle:

LTI AWARD OPPORTUNITY

Name	Minimum	Target	Maximum
Ed Lonergan	$0	$2,700,000	5,400,000
S. Curtis Johnson	0	2,100,000	4,200,000
Joseph Smorada [1]	350,000	1,000,000	2,000,000
Scott Russell	0	450,000	900,000

1.	A special floor was established in December 2005 to support retention.

Consistent with our AIP Plan, our LTIP includes a financial performance hurdle to ensure that our obligations from outstanding debt covenants are satisfied and all other financial obligations are met before long-term incentives are paid. For example with respect to the 2008–2010 cycle, there is no payout on any component of the plan if the cumulative three-year global EBITDA is less than 85% of target or our debt covenants are not met.

Payment is made in cash in the first quarter after the end of the three-year performance period, upon approval by the Compensation Committee. For example, for the 2006–2008 performance cycle, any earned payments will be made in the first quarter of 2009. With limited exceptions (e.g., retirement, death, disability, job elimination), executives must be actively employed on the date the payment is made to receive an award. The Compensation Committee determines whether goals have been met under the LTIP.

Executive Severance

The JDI Compensation Committee has approved an executive severance policy for certain key employees including our NEOs (excluding Mr. Johnson). Key provisions of the executive severance policy are identified below:

•	Cash severance (salary continuation) of two times base salary for NEOs.

•	Pro rata AIP bonus for fiscal year in which termination occurs.

•	Performance bonus (AIP) at the target level for each year during the salary continuation period.

•	Pro rata performance for any outstanding LTIP awards.

The following table quantifies severance benefits that our NEOs would have been entitled to receive assuming termination had occurred as of December 31, 2008 (excluding pro rata AIP and LTIP awards based on actual performance):

Name	Severance Payment
Ed Lonergan	$3,300,000
S. Curtis Johnson	Not Eligible
Joseph Smorada	1,650,000
Scott Russell	990,000

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

For 2008, the maximum annual amount available to Mr. Lonergan under his flexible spending account is $25,000 and the maximum amount available to each of the other NEOs currently employed by us is $15,000 ($10,000 for Mr. Russell).

For 2009, the maximum annual amount available to Mr. Lonergan under his flexible spending account remains at $25,000 and the maximum amount available to each of the other NEOs currently employed by us is $15,000 ($10,000 for Mr. Russell).

Use of Company Resorts:

Through a shared service agreement with SCJ (as defined in Item 13 of this Form 10-K) our executives, including our NEOs, are eligible to use certain SCJ-owned properties for personal use. Commencing in 2008, the only resort that is available for personal use is the SCJ-owned property in Aspen, Colorado. None of our NEOs used this resort in 2008.

Retirement Plans:

Our NEOs participate in company-sponsored retirement plans available broadly to our employees. These plans are described below in the narrative disclosure following the Pension Benefits table.

Deferred Compensation Plan:

We sponsor a non-qualified deferred compensation plan that allows employees to defer a portion of their base salary and annual performance bonus every year. None of our NEOs have elected to participate in the plan through December 31, 2008.

Tax, Regulatory and Accounting Implications

The Company believes it is operating its executive compensation programs in good faith compliance with respect to all tax, regulatory and accounting standards.

Executive Compensation Tables and Supplemental Narrative Disclosures

Overall, compensation levels for 2008 and actions taken in 2009 reflect continuing progress with our restructuring and strategic plans. Most notably, incentive levels reflect above-target awards for most NEOs for 2008 due to the following:

•	Attainment of pre-established 2008 financial performance hurdles

•

Our executive leadership’s strong contribution to the performance of our company. In 2008, we met or exceeded the performance goals for EBITDA, net sales growth and Working Capital and Sarbanes Oxley compliance, as established by our Board of Directors under our AIP Plan. Such goals were consistent with our internal operating budget, which was aligned with the performance metrics contained in our restructuring plan.

•

The continued strong leadership and oversight of our executives in implementing our restructuring plan. In 2008, we continued to effectively execute this program, significantly exceeding the EBITDA improvement targets set for the program, while containing one-time cost and capital expenditures within budgeted levels and financial covenants.

•	LTIP payouts for the 2006-2008 measurement period were above-target due to strong above-target EBITDA performance over the 3-year period.

The following tables and narrative disclosure provide additional information about the material components of our NEO compensation and the related actions taken by the JDI Compensation Committee in 2008 and the first quarter of 2009.

Summary Compensation Table (SCT)

The following table sets forth information concerning the compensation of our NEOs including the CEO and President, the CFO and the other three most highly compensated executive officers, who served in such capacities during 2006, 2007 and 2008.

2008 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings [1]	All Other Compensation		Total
Edward Lonergan	2008	$811,038	$0				$3,952,500	[2]	$145,125	$29,973	[3]	$4,938,636
	2007	752,500	0				1,716,115	[4]	155,280	20,358	[5]	2,644,253
	2006	641,667	300,000	[6]			1,633,083	[7]	45,915	88,844	[8]	2,709,509

S. Curtis Johnson	2008	650,000	0				3,413,520	[9]	49,104	13,807	[10]	4,126,431
	2007	662,500	0				1,148,540	[11]	150,490	20,107	[12]	1,981,637
	2006	693,750	0				1,583,124	[13]	221,188	17,445	[14]	2,515,507

Joseph Smorada	2008	493,349	0				1,588,200	[15]	103,778	39,476	[16]	2,224,803
	2007	470,350	0				1,161,801	[17]	91,030	61,326	[18]	1,784,507
	2006	460,000	0				1,481,390	[19]	41,573	25,936	[20]	2,008,899

Scott Russell	2008	322,385	0				588,000	[21]	41,660	23,139	[22]	975,184
	2007	295,043	0				676,614	[23]	25,074	20,766	[24]	1,017,497

2008 Additional Individual that Qualifies:

JoAnne Brandes	2008	0	565,000	[25]			374,400	[26]	0	66,448	[27]	1,005,848
	2007	80,793	0				0		115,241	736,233	[28]	932,267
	2006	460,000	0				912,937	[29]	170,744	26,295	[30]	1,569,976

1.	Includes the annual change in pension value only. None of the NEOs participate in the Company’s Nonqualified Deferred Compensation Plan. Please refer to “Pension Benefits” for the specific assumptions used in estimating present value.
2.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $1,072,500 and an LTIP payout of $2,880,000.
3.	Consists of $25,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,723 of premiums for company provided life insurance, and $2,000 of retiree medical savings account company match.
4.	Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $1,116,115 and a restructuring incentive award of $600,000.
5.	Consists of $17,500 of flexible spending account, $1,250 of flexible credit for benefits, $1,608 of premiums for company provided life insurance.
6.	Represents Signing Bonus.
7.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $1,033,083 and a restructuring incentive award of $600,000.
8.	Consists of $17,500 of flexible spending account, $1,146 of flexible credit for benefits, $2,102 of premiums for company provided life insurance, and $68,096 for actual relocation expenses paid for by JDI.
9.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $533,520 and an LTIP payout of $2,880,000.
10.	Consists of $1,250 of flexible credit for benefits, $1,357 of premiums for company provided life insurance, $9,200 of 401(k) company match, and $2,000 of retiree medical savings account company match.
11.	Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $748,540 and a restructuring incentive award of $400,000.
12.	Consists of $1,250 of flexible credit for benefits, $1,357 of premiums for company provided life insurance, $15,500 of 401(k) company match, and $2,000 of retiree medical savings account company match.
13.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $1,113,000, provisional transition performance award of $70,124, and restructuring incentive award of $400,000.
14.	Consists of $1,250 of flexible credit for benefits, $2,273 of premiums for company provided life insurance, $11,922 of 401(k) company match, and $2,000 of retiree medical savings account company match.
15.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $465,000 and an LTIP payout of $1,123,200.
16.	Consists of $15,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,044 of premiums for company provided life insurance, $9,200 of 401(k) company match, and $12,982 for a Restricted Stock SERP payment.
17.	Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $561,801 and a restructuring incentive award of $600,000. The performance bonus includes a discretionary amount of $100,000 as approved by the Compensation Committee.
18.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $990 of premiums for company provided life insurance, $14,925 of 401(k) company match, and $34,161 for the use of a Company-owned resort.
19.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $481,390 and a restructuring incentive award of $1,000,000.
20.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,507 of premiums for company provided life insurance, and $13,179 of 401(k) company match.
21.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $264,000 and an LTIP payout of $324,000. The AIP bonus includes a discretionary amount of $66,000 as approved by the Compensation Committee.
22.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $689 of premiums for company provided life insurance, $9,200 of 401(k) company match, and $2,000 of retiree medical savings account company match.
23.	Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $276,614 and a restructuring incentive award of $400,000. The performance bonus includes a discretionary amount of $50,000 as approved by the Compensation Committee.
24.	Consists of $7,527 of flexible spending account, $1,250 of flexible credit for benefits, $585 of premiums for company provided life insurance, and $11,404 for 401(k) company match.
25.	Service Recognition Award per retirement agreement.
26.	Non-Equity Incentive Plan Compensation earned during 2008 includes an LTIP payout of $374,400.
27.	Consists of $3,198 of flexible spending account and $63,250 for severance.
28.	Consists of $9,775 of flexible spending account, $208 of flexible credit for benefits, and $726,250 for severance.
29.	Non-Equity Incentive Plan Compensation earned during 2006 includes performance bonus of $466,440, provisional transition performance award of $46,497, and restructuring incentive award of $400,000.
30.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,507 of premiums for company provided life insurance, and $13,538 for 401(k) company match.

Additional Actions Taken in 2009 for our NEOs

On March 11, 2009 the JDI Compensation Committee approved the following base salaries and long-term incentive award targets for our NEOs:

Name	Base Salary Rate		Long-Term Incentive Grant for 2009-2011 cycle (target value)
	2008	2009
Edward Lonergan	$825,000	$825,000	$3,000,000
S. Curtis Johnson	650,000	650,000	2,100,000
Joseph Smorada	500,000	500,000	1,000,000
Scott Russell	330,000	330,000	550,000

Grants of Plan-Based Awards Table

The following table sets forth information relating to plan-based awards granted in 2008, and outstanding awards granted in 2007 to our NEOs:

2008 GRANTS OF PLAN-BASED AWARDS

Name	Description of Plan	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)
			Threshold[1]		Target	Maximum	Threshold	Target	Maximum
Edward Lonergan	Long Term Incentive	3/7/2007	675,000		2,700,000	5,400,000
	Long Term Incentive	3/12/2008	675,000		2,700,000	5,400,000

S. Curtis Johnson	Long Term Incentive	3/7/2007	465,750		1,863,000	3,726,000
	Long Term Incentive	3/12/2008	525,000		2,100,000	4,200,000

Joseph Smorada	Long Term Incentive	3/7/2007	350,000	[2]	780,000	1,560,000
	Long Term Incentive	3/12/2008	350,000	[2]	1,000,000	2,000,000

Scott Russell	Long Term Incentive	3/7/2007	75,000		300,000	600,000
	Long Term Incentive	3/12/2008	112,500		450,000	900,000

1.	For attainment of threshold goals established under the plan there is a 25% payout. For amounts above threshold, incentives are funded on a linear basis up to the target and maximum awards as defined in the table above.
2.	A special floor was established in December 2005 to support retention.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to exercisable and unexercisable stock options and unvested stock awards for our NEOs as of December 31, 2008:

2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Edward Lonergan	—	—		—	—	—	—		—		—	—
S. Curtis Johnson	25,416	—		—	$82.63	11/1/2009	—		—		—	—
	27,000	—		—	114.16	11/1/2010	—		—		—	—
	11,000	—		—	106.93	3/28/2010	—		—		—	—
	12,000	—		—	115.07	9/26/2010	—		—		—	—
	—	15,000	[1]	—	136.79	4/1/2011	—		—		—	—
	—	17,100	[1]	—	143.06	4/1/2012	—		—		—	—
Joseph Smorada	—	—		—	—	—	3,584	[2]	$412,913	[3]	—	—
Scott Russell	—	—		—	—	—	—		—		—	—

1.	Options vest 36 months prior to option expiration date.
2.	Mr. Smorada’s remaining stock awards are scheduled to vest on October 31, 2009 (3,584).
3.	At December 31, 2008, an estimated market value of $115.21 per share of Class C common stock was used to determine their value.

Option Exercises & Stock Vested

2008 OPTION EXERCISES AND STOCK VESTED

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Edward Lonergan	—	—	—	—
S. Curtis Johnson	—	—	—	—
Joseph Smorada	—	—	1,250	144,013
Scott Russell	—	—	—	—

Pension Benefits

The following table sets forth the present value of the NEOs’ accumulated benefits under the specified retirement plans:

PENSION BENEFITS

Name	Plan	Number of Years Credited Service (#)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Ed Lonergan	Cash Balance Plan	2.9	$45,800	$0
	Supplemental Plan	2.9	300,520	0

S. Curtis Johnson	Cash Balance Plan	25.4	760,660	0
	Supplemental Plan	25.4	1,825,729	0
	Separation Pay Plan	25.4	162,500	0

Joseph Smorada	Cash Balance Plan	4.2	72,955	0
	Supplemental Plan	4.2	217,542	0

Scott Russell	Cash Balance Plan	2.7	36,959	0
	Supplemental Plan	2.7	36,224	0

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

The amounts shown are based on the plan provisions applicable in each plan in which any of the NEOs participate.

The change in pension values shown in the Summary Compensation Table includes the effect of:

•	An additional 1.167 years of service from October 31, 2007 to December 31, 2008 (measurement date change required by FAS 158)

•	The actual 2008 investment credit in the Cash Balance Plan and Supplemental Plan;

•	Changes in eligible pension pay;

•	Changes in pay cap limits; and

•	Changes in assumptions.

Specific Assumptions used in Estimating Present Values

Assumed Retirement Age:

•	Cash Balance Plan – The earlier of age 62 with 10 years of service or age 65 with 5 years of service

•	Supplemental Plan – Age 65 with 5 years of service

Discount Rate: The applicable discount rate is 6.05% as of December 31, 2008 and 6.20% as of October 31, 2007.

Mortality Table: RP-2000, projected to 2007 with no collar adjustment (male and female tables).

Interest Credit Assumption: Cash balance amounts are projected to the Assumed Retirement Age assuming a crediting rate of 7.00% on pre-2004 account balances and 4.50% on post-2003 account balances.

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

The service credit equals 5% of a participant’s compensation up to the Social Security Wage Base ($102,000 for 2008 and $97,500 for 2007) plus 10% of a participant’s compensation in excess of the Social Security Wage Base.

Pension eligible compensation in the Cash Balance Plan includes base salary, commissions, shift differential, overtime, and bonuses under the AIP Plan and excludes amounts deferred in our nonqualified deferred compensation plan. Eligible compensation is also limited by the compensation limit ($230,000 for 2008 and $225,000 for 2007) imposed by Section 401(a)(17) of the Internal Revenue Code (“IRC”).

The interest credit is separately determined for the pre-2004 balance (initial account balance and service credits earned prior to 2004), and for the post-2003 balance (service credits earned after 2003). The interest credit for the pre-2004 balance equals the greater of 75% of the rate of return earned by the Cash Balance Plan trust during the year or 4%. The interest credit for the post-2003 balance equals the average yield on 10-year Treasury Constant Maturities during the preceding year.

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

Termination Scenarios for Executive Benefits

The following tables quantify the benefits that each NEO would have received upon the specified termination event, assuming a termination as of December 31, 2008.

TERMINATION SCENARIOS

Benefit	Ed Lonergan
	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits

Cash Balance Plan	$0	$0	$0	$0	$0	$0

Supplemental Plan	434,530	434,530	434,530	434,530	434,530	434,530

Retiree Welfare Plan	0	0	0	0	0	0

Total	$434,530	$434,530	$434,530	$434,530	$434,530	$434,530
Benefit	S. Curtis Johnson
	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits

Cash Balance Plan	$723,024	$723,024	$723,024	$723,024	$723,024	$723,024

Supplemental Plan	1,801,934	1,801,934	1,801,934	1,801,934	1,801,934	1,801,934

Retiree Welfare Plan	220,424	220,424	93,872	220,424	220,424	220,424

Total	$2,745,382	$2,745,382	$2,618,830	$2,745,382	$2,745,382	$2,745,382
Benefit	Joseph Smorada
	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits

Cash Balance Plan	$72,955	$72,955	$72,955	$72,955	$72,955	$72,955

Supplemental Plan	227,032	227,032	227,032	227,032	227,032	227,032

Retiree Welfare Plan	0	0	0	0	0	0

Total	$299,987	$299,987	$299,987	$299,987	$299,987	$299,987
Benefit	Scott Russell
	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits

Cash Balance Plan	$0	$0	$0	$0	$0	$0

Supplemental Plan	0	0	0	0	0	0

Retiree Welfare Plan	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0

Cash Balance Plan – The benefit payable under all scenarios except death is equal to the greater of the vested Cash Balance Account as of December 31, 2008 and the present value of the vested Prior Plan Formula annuity payable on December 31, 2008.

The benefit payable following death is equal to the greater of the vested Cash Balance account as of December 31, 2008 and the present value of the vested Prior Plan annuity payable to the surviving spouse on December 31, 2008.

The present value calculations for the Cash Balance termination scenarios are based on a 6.05% discount rate and RP-2000 mortality, projected to 2008 with no collar adjustment (male and female tables).

Supplemental Plan – The benefit payable under all scenarios is equal to the vested Supplemental Plan account balance as of December 31, 2008.

Retiree Welfare – For employees who have a Retiree Medical Savings Account and are eligible to participate in our retiree healthcare plan with subsidized monthly premiums, the benefit payable under all scenarios except for death is equal to the present value of the employer provided subsidies assuming the participant retires as of December 31, 2008. The death benefit payable for these participants is equal to the present value of the employer provided surviving spouse payments assuming the participant dies on December 31, 2008.

For employees who have an enhanced Retiree Medical Savings Account and must pay for the full cost of retiree healthcare, the benefit payable under all scenarios except death is equal to the sum of the projected retiree and spouse Retiree Medical Savings Accounts as of December 31, 2008. For these participants, the benefit payable following death is equal to the projected spouse Retiree Medical Savings Account as of December 31, 2008.

The present value calculations for all retiree welfare benefits are based on a 6.10% discount rate and other assumptions used and disclosed in Note 20 to our financial statements within this Form 10-K.

Mr. Johnson is the only NEO eligible for the subsidized Retiree Welfare benefits.

Additional Notes Regarding the Termination Scenario Benefits:

Mr. Lonergan – Mr. Lonergan’s employment agreement with our company specifies that he will be vested in his Cash Balance and Supplemental Plan benefits in the event he is terminated without cause, becomes disabled or dies prior to becoming vested under the plans. The value of these benefits is reflected in his Supplemental Plan benefits under the various termination scenarios.

Mr. Smorada – Mr. Smorada’s employment agreement with our company specifies that he will be vested in his Cash Balance and Supplemental Plan benefits in the event he is terminated without cause, becomes disabled or dies prior to becoming vested under the plans. Since he is vested in his pension benefits as of December 31, 2008, the value of these benefits are reflected in his Qualified Plan and Supplemental Plan benefits under the various termination scenarios.

Nonqualified Deferred Compensation

2008 NONQUALIFIED DEFERRED COMPENSATION PLANS

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

Reto Wittwer

John Rice

Compensation Committee Interlocks and Insider Participation

Subject to the terms of the amended and restated Stockholders’ Agreement among Unilever, Holdco and us, the JDI Compensation Committee of our Board establishes our compensation policies and the compensation of our officers and establishes and administers our compensation programs. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” The members of our Compensation Committee are Neal Nottleson, chairman, Todd Brown, Irene Esteves, Robert Howe, Reto Wittwer and John Rice. None of these directors is, or has been, an officer or employee of JDI, Holdings or Holdco.

Director Compensation

The table below provides a summary of the Outside Director compensation arrangements for 2008. All Directors receive an annual cash retainer for their services and no meeting fees ($125,000 for 2008 with the exception of the Vice Chairman’s annual retainer which will continue at $200,000).

2008 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards[1]	Option Awards[2]	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Todd C. Brown	$125,000	—	—	—	—	—	$125,000
Irene M. Esteves[3]	135,000	—	—	—	—	—	135,000
Robert M. Howe[4]	135,000	—	—	—	—	—	135,000
Neal R. Nottleson[5]	200,000	—	—	—	—	—	200,000
Clifton D. Louis	125,000	—	—	—	—	—	125,000
Helen P. Johnson-Leipold	125,000	—	—	—	—	—	125,000
Reto Wittwer	125,000	—	—	—	—	—	125,000

1.	As of December 28, 2008, none of our Directors had any outstanding stock awards.
2.	As of December 28, 2008, Directors had the following aggregate number of stock options outstanding: Mr. Brown: 0, Ms. Esteves: 0, Mr. Howe: 2,260, Ms. Johnson-Leipold: 810, Mr. Louis: 810, Mr. Nottleson: 0, Mr. Wittwer: 560.
3.	Chair of Audit Committee (includes $10,000 Chair retainer).
4.	Chair of Planning Committee (includes $10,000 Chair retainer).
5.	Vice Chairman, Lead Director and Chair of Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, with respect to compensation plans under which shares of class C common stock of Holdco are authorized for issuance under compensation plans previously approved and not previously approved by our stockholders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	113,251	$116.07	863,056	(1)
Equity compensation plans not approved by security holders	—	N/A	—
Total	113,251	$116.07	863,056

(1)	Excludes 3,584 shares of unvested restricted stock awards. Any such awards that do not vest will increase the number of shares available for issuance pursuant to future long-term equity incentive plan awards.

Holdco owns two-thirds of our equity interests and Marga B.V., which is 100% owned by Unilever, owns the remaining one-third of our equity interests. The Stockholders’ Agreement among Unilever, Holdco and us and our certificate of incorporation generally require, with specified exceptions, the approval of stockholders holding more than 90% of the outstanding shares to effect various transactions and actions including the sale or other disposition of shares of our common stock. See “Item 13, Certain Relationships and Related Transactions, and Director Independence – Relationships with Unilever – Stockholders’ Agreement.” In addition, two of the eleven members of our board of directors are officers and/or directors of Unilever.

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

The following table sets forth information regarding beneficial ownership of the common and preferred stock of Holdco as of March 6, 2009, held by;

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

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership (3)		Percent of Class Outstanding
Five Percent Owners:

Imogene P. Johnson	Class B Common	800,000	(4)	28.9%
555 North Main Street Racine, Wisconsin 53402	Series A Preferred	67,766	(5)	28.8%

Directors:

Todd C. Brown	Class C Common	—		*

Irene M. Esteves	Class C Common	—		*

Robert M. Howe	Class C Common	3,631	(6)	3.5%

Helen P. Johnson-Leipold	Class B Common	525,271	(7)	18.9%
	Class C Common	1,735	(8)	1.7%
	Series A Preferred	28,499	(9)	12.1%

Clifton D. Louis	Class B Common	40,523	(10)	1.5%
	Class C Common	2,188	(11)	2.1%

Neal R. Nottleson	Class A Common	—		*
	Class B Common	—		*
	Class C Common	—		*

Reto Wittwer	Class C Common	270	(12)	*

Named Executive Officers:

S. Curtis Johnson III	Class A Common	252,467	(13)	56.8%
	Class B Common	547,378	(14)	19.7%
	Class C Common	94,358	(15)	90.5%
	Series A Preferred	68,977	(16)	29.4%

Edward F. Lonergan	Class C Common	—		*

Joseph F. Smorada	Class C Common	710		*

Scott D. Russell	Class C Common	—		*

JoAnne Brandes	Class B Common	—		*
	Class C Common	—		*
	Series A Preferred	200		*

All Directors and Executive Officers as a Group (13 persons)	Class A Common	252,467		56.8%
	Class B Common	655,754		23.7%
	Class C Common	102,892	(17)	98.7%
	Series A Preferred	71,067		30.2%

*	Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.
(1)	Except as otherwise indicated, the mailing address of each person shown is c/o JohnsonDiversey, Inc., 8310 16th Street, P.O. Box 902, Sturtevant, Wisconsin 53177-0902.
(2)

The equity securities of Holdco consist of class A common stock, par value $1.00 per share, class B common stock, par value $1.00 per share, class C common stock, par value $1.00 per share and series A convertible preferred stock, par value $100.00 per share. The holders of class A common stock of Holdco are entitled to one vote on all matters submitted for a vote of the security holders of the company. The class B common stock are non-voting securities. The holders of class C common stock have no voting rights other than the right to elect one director who must be an officer of Holdco. The holders of series A convertible preferred stock have no voting rights other than the right to vote on the creation or issuance of any equity securities that would rank senior to the series A convertible preferred stock and the right to elect one director if the company fails to pay cash dividends in specified circumstances.

(3)	For purposes of this table, shares are considered to be “beneficially” owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities, and a person is considered to be the beneficial owner of shares if that person has the right to acquire the beneficial ownership of the shares within 60 days of March 6, 2009.
(4)	Consists of 500,000 shares of class B common stock owned by H.F.J. Holding Co., Inc., 200,000 shares of class B common stock owned by Windpoint 1970 Holding Company and 100,000 shares owned by Nomad Investment Co. Inc. The H.F. Johnson Family Trust is the sole shareholder of each of these companies. Imogene P. Johnson is the trustee of the H.F. Johnson Family Trust.
(5)	Includes 36,254 shares of series A convertible preferred stock owned by H.F.J. Holding Co., Inc., 21,751 shares of series A convertible preferred stock owned by Windpoint 1970 Holding Company and 9,761 shares of series A convertible preferred stock owned by Samuel C. Johnson 1988 Trust No. 1. The H.F. Johnson Family Trust is the sole shareholder of H.F.J. Holding Co., Inc. and of Windpoint 1970 Holding Company. Imogene P. Johnson is the trustee of the H.F. Johnson Family Trust and, along with Johnson Bank, is co-trustee of the Samuel C. Johnson 1988 Trust No. 1.
(6)	Includes 1,970 shares of class C common stock subject to outstanding options.
(7)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust, over which Ms. Johnson-Leipold has voting and investment power, is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 26,000 shares of class B common stock owned by S, F & H Partners, L.P., 41,775 shares of class B common stock owned by HELSA Associates II, L.P., 21,306 shares of class B common stock owned by Combined Partners L.P. and 78 shares of class B common stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners, L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation. Finally, this number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of Curelle II L.P., which is a general partner of Curelle Associates L.P. Curelle Associates, L.P. owns all of the outstanding common stock of C and H Investment Co., Inc.
(8)	Includes 395 shares of class C common stock subject to outstanding options.
(9)	Includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The Helen Johnson-Leipold Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 1,885 shares of series A convertible preferred stock owned by S, F & H Partners, L.P., 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 5 shares of series A convertible preferred stock owned by H.P.J.L. Corporation. Ms. Johnson-Leipold is a general partner of HELSA Associates II, L.P., which is a general partner of both Combined Partners L.P. and S, F & H Partners L.P. She is also an officer and director and the sole shareholder of H.P.J.L. Corporation.

(10)	Includes 40,253 shares of class B common stock owned by All Blue But One, L.P.
(11)	Includes 395 shares of class C common stock subject to outstanding options.
(12)	Represents 270 shares of class C common stock subject to outstanding options.
(13)	Consists of 242,136 shares of class A common stock owned by the Appointive Distributing Trust B, u/a Samuel C. Johnson 1988 Trust Number One, 10,254 shares of class A common stock owned by the Herbert F. Johnson Foundation Trust #1 and 77 shares of class A common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of the H.F. Johnson Distributing Trust B and the Herbert F. Johnson Foundation Trust #1, and the grantor of the S. Curtis Johnson Third Party Gift and Inheritance Trust. S. Curtis Johnson III has voting and investment power with respect to these shares.
(14)	Includes 129,000 shares of class B common stock owned by Cayuga 1993 Limited Partnership, 105,830 shares of class B common stock owned by Rochester 1993 Limited Partnership, 21,306 shares of class B common stock owned by Combined Partners L.P. and 110,868 shares of class B common stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 90,414 shares of class B common stock owned by C and H Investment Co., Inc. and includes 47,651 shares of class B common stock owned by C&S Partners II L.P., of which S. Curtis Johnson III is a general partner and shares voting and investment power. S. Curtis Johnson III is a general partner of Curelle SCJ III, L.P., which is a general partner of Curelle Associate, L.P. Curelle Associate, L.P., owns all of the outstanding common stock of C and H Investment Co., Inc. Finally, this number also includes 30,000 shares of class B common stock owned by the Herbert F. Johnson Foundation Trust #1, 2,014 shares of class B common stock owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust and 10,295 shares of class B common stock owned by the S. Curtis Johnson III Family Trust. S. Curtis Johnson III is the trustee of the S. Curtis Johnson III Family Trust.
(15)	These shares are owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. Includes 90,416 shares of class C common stock subject to outstanding options. Includes 1,408 shares of class C common stock in the name of S. Curtis Johnson.
(16)	Includes 17,557 shares of series A convertible preferred stock owned by Appointive Distributing Trust B. S. Curtis Johnson III is the trustee of the Appointive Distributing Trust B, u/a Samuel C. Johnson 1988 Trust Number One. Also includes 9,353 shares of series A convertible preferred stock owned by Cayuga 1993 Limited Partnership, 7,673 shares of series A convertible preferred stock owned by Rochester 1993 Limited Partnership, 1,544 shares of series A convertible preferred stock owned by Combined Partners L.P. and 8,039 shares of series A convertible preferred stock owned by Johnson Family Partnership L.P. The S. Curtis Johnson Third Party Gift and Inheritance Trust is a general partner of each of these limited partnerships and shares voting and investment power. This number also includes 7,250 shares of series A convertible preferred stock owned by Herbert F. Johnson Foundation Trust #1, 746 shares of series A convertible preferred stock owned by S. Curtis Johnson III Family Trust, 363 shares of series A convertible preferred stock owned by SCJ III Family Line Investments, Inc., 8,334 shares of series A convertible preferred stock owned by S. Curtis Johnson Third Party Gift and Inheritance Trust and 8,118 shares of series A convertible preferred stock owned by Helen J. Leipold Third Party Gift and Inheritance Trust. S. Curtis Johnson III is the trustee of each of S. Curtis Johnson III Family Trust and SCJ III Family Line Investments, Inc. The trustee of the S, Curtis Johnson Third Party Gift and Inheritance Trust is the Johnson Trust Company, over which S. Curtis Johnson III has voting and investment power.
(17)	Includes 93,446 shares of class C common stock subject to outstanding options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Leases. JDI has three operating leases with SCJ for space in SCJ’s Waxdale manufacturing facility: (1) two leases used in connection with JDI’s North American operating segment; and (2) a lease used in connection with the former Polymer business (“Polymer Lease”). Under the Polymer Lease, JDI leases approximately 144,000 square feet of manufacturing space for JDI’s former Polymer business. Under the other Waxdale leases, JDI leases about 184,822 square feet of manufacturing space; one for approximately 4,822 (the “Small North American Lease”) and the other for approximately 180,000 square feet (the “Large North American Lease”). The term of the Polymer Lease was fixed to expire on July 2, 2009 with an option to extend the term for an additional six months. JDI has exercised the option to extend the term of the Polymer Lease until December 31, 2009. The Polymer Lease term now coincides with the term of the toll manufacturing agreement JDI has with BASF which terminates on December 31, 2009 as a result of a six month extension. The Small North American Lease had an expiration date of July 2, 2006, but automatically renews for additional one-year terms, unless terminated. This lease has been automatically renewed for additional one-year terms through July 2, 2009. The Large North American Lease expires on July 2, 2009, and automatically renews for additional five-year terms, unless terminated under certain circumstances. Each lease may be terminated by SCJ as a result of an event of default under the lease, if the license agreements or technology disclosure and license agreement referred to below terminate, or upon prior notice by SCJ of 18 months in the case of the Large North American Lease, and six months in the case of the Small North American Lease. For the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, JDI paid SCJ an aggregate of $2.2 million (of which $1.0 million was related to the tolling agreement), $2.2 million (of which $1.0 million was related to the tolling agreement) and $2.5 million (of which $1.4 million was related to the former Polymer operation and the tolling agreement), respectively, under the Waxdale leases. In addition to the Waxdale leases, JDI leases facilities in Japan from SCJ under a local sublease agreement.

License Agreements. Under a license agreement, SCJ has granted JDI an exclusive license to sell certain SCJ products and to use specified trade names, housemarks and brand names incorporating “Johnson” (including “Johnson Wax Professional”), including the right to use “Johnson” in combination with JDI’s owned trade name “Diversey,” in the institutional and industrial channels of trade and in specified channels of trade approved by SCJ in which both JDI’s business and SCJ’s consumer business operate, which JDI refers to as “cross-over” channels of trade. SCJ has the unilateral right to eliminate any existing, or to withhold approval of any proposed future, cross-over channels of trade (including cross-over channels of trade in which DiverseyLever products are sold by JDI). SCJ has also granted JDI a license to use specified SCJ brand names in connection with various products sold in institutional and industrial channels of trade and the cross-over channels of trade. JDI has the right to grant sublicenses under the license agreement to JDI’s subsidiaries.

Under these license agreements, JDI agreed to pay SCJ a range of royalty fees approximating 6% of net sales starting in May 2007. Prior to this, the royalty rate ranged from 4% to 6% of net sales. For the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, JDI paid SCJ total royalty fees of $7.4 million, $6.1 million and $4.7 million, respectively.

The license agreement terminates on May 2, 2012. Thereafter, the license agreement can be renewed, with SCJ’s consent, for successive two-year terms. The license agreement automatically terminates if:

•	Holdings, JDI or Holdco undergo a change of control;

•	prior to the spin-off of any subsidiary, JDI fails to change the name of that subsidiary to a name that does not include “Johnson”;

•	JDI makes any assignment for the benefit of creditors, a trustee or receiver is appointed to administer JDI’s business or JDI is in voluntary or involuntary bankruptcy;

•	a country or governmental entity nationalizes or acquires any interest in JDI; or

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

SCJ may terminate the license agreement in whole or in part:

•	if JDI or any of JDI’s sub licensees are in material breach of the license agreement;

•

for any actions by JDI or JDI’s sub licensees that are detrimental to the best interests of SCJ or the goodwill of any trade name, housemark or trademark, as determined by the board of directors of SCJ;

•	if Unilever transfers any of its ownership interest in Holdings or JDI to a third party;

•	if any rights under the license agreement are assigned or transferred;

•

if any of the following has occurred or is continuing with respect to indebtedness under any agreement or arrangement under which indebtedness of at least $25 million is outstanding: (1) Holdings, JDI or any subsidiary fail to make any payment in respect of indebtedness when due, (2) any event occurs that results in acceleration of indebtedness, or (3) any event or condition occurs that permits the lenders under the senior secured credit agreement for JDI’s senior secured credit facilities or that permits a holder of the senior subordinated notes or of the senior discount notes of Holdings to accelerate the indebtedness thereunder; or

•

if JDI or any of JDI’s affiliates promote, market, sell or distribute, directly or indirectly, including through a joint venture, co-marketing arrangement or other strategic alliance, outside of the industrial channels of trade and the cross-over channels of trade, any product that competes with SCJ’s consumer branded products (unless permitted by SCJ).

In some circumstances, however, instead of terminating, the license agreement will convert into a license to use only the trade names and housemarks involving combinations of “Johnson” and “Diversey” until May 2, 2012.

In the event any dispute arising under the license agreement cannot be resolved through negotiation, the dispute will either be referred to the board of directors or chairman of the board of SCJ, depending on the nature of the dispute. In either case, the chairman or the board of directors has ultimate authority to resolve the dispute, and JDI cannot challenge that decision.

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

After JDI’s 1999 separation from SCJ, SCJ continued to operate institutional and industrial businesses in various countries in which JDI did not have operations. Under a territorial license agreement, JDI licenses the intellectual property rights to SCJ to allow it to manufacture and sell JDI’s products in those countries. Under this agreement, SCJ pays a royalty fee based on its and its sub licensees’ net sales of products bearing JDI’s brand names. This agreement had an expiration date of July 2, 2010, but automatically renews for additional two-year terms. Since the separation, JDI has established operations in several countries and has purchased the inventory and other assets relating to the institutional and industrial businesses in those countries from SCJ. The amount paid by SCJ to JDI under the territorial license agreement during the fiscal year ended December 31, 2008 was $0.3 million, and the amounts paid for the years ended December 28, 2007 and December 29, 2006 were not material.

Administrative Services and Shared Services Agreements. JDI has entered into several administrative services agreements with SCJ. Under these agreements, SCJ provides JDI with a range of central support services. These services include various property administration, medical center nursing, facilities maintenance and other services. In addition, the agreements provide for the use by JDI of several administrative and other properties owned by SCJ. Generally, these agreements are for a one-year term but automatically renew for additional one-year terms, unless terminated earlier. SCJ may terminate each agreement under specified circumstances or for any reason by providing prior written notice to JDI. In addition, SCJ provides JDI with various business support services pursuant to shared services agreements. For the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, JDI paid to SCJ an aggregate of $10.8 million, $12.1 million and $10.3 million, respectively, under all of the administrative services and shared services agreements.

Joint Operating Agreement. Holdco, was party to a joint operating agreement with SCJ, dated June 17, 1999, governing the use of several airplanes. This agreement terminated as of December 28, 2007 and Holdco sold its 15.3% ownership interest in those airplanes to SCJ for $4.9 million. Consequently, in 2008, except for minor miscellaneous charges, no material amounts were paid to SCJ relating to this agreement. For the fiscal years ended December 28, 2007 and December 29, 2006, JDI paid an aggregate of $1.1 million and $1.3 million, respectively, for operating costs and $0.1 million and $0.8 million, respectively, for capital charges, in connection with the joint operating agreement.

Environmental Agreement. Under an environmental agreement with SCJ, SCJ has agreed to bear financial responsibility for, and indemnify JDI against, specified environmental liabilities existing on June 28, 1997, for sites used in JDI’s institutional and industrial businesses and for which liability may have been incurred prior to JDI’s separation from SCJ. Under the agreement, JDI is financially responsible for all other environmental liabilities that arise from or are related to the historic, current and future operation of JDI’s business and must indemnify SCJ for any losses associated with these liabilities. In connection with the sale of the Polymer Business, JDI assumed all environmental liabilities of Johnson Polymer, LLC under this agreement. Under the agreement, SCJ has the authority to manage any environmental projects as to which circumstances make it appropriate for SCJ to manage the project. Amounts paid by JDI to SCJ under the environmental agreement during the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006 were not material.

Supply Agreements. JDI has entered into numerous supply and manufacturing agreements with SCJ. Under some of these agreements, JDI manufactures and supplies raw materials and products to SCJ in several countries, including Japan, the Netherlands and the United States. Under other supply and manufacturing agreements, SCJ manufactures and supplies raw materials and products to JDI in several countries, including Argentina, Australia, Brazil, Chile, Columbia, Costa Rica, Germany, Greece, Italy, Mexico, Morocco, the Netherlands, New Zealand, Philippines, South Africa, Spain, U.K. and the United States. The terms of the agreements ranged between two to five years, with rights to renew the agreements for additional one-year terms. Each of the agreements is currently subject to a one-year term. In general, the agreements terminate for breach or default under the agreements, if a specified insolvency-related event involving either party is commenced or occurs or by mutual agreement. For the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, JDI paid to SCJ an aggregate of $27.7 million, $25.3 million and $29.0 million, respectively, under these supply and manufacturing agreements for inventory purchases, and SCJ paid JDI an aggregate of $1.9 million, $2.2 million and $14.8 million, respectively, under the agreements for inventory purchases.

In June 2006, in connection with the divestiture of the Polymer Business, JDI entered in a new toll manufacturing agreement with SCJ, which will expire on December 31, 2009. In addition, JDI entered in a toll manufacturing agreement with SCJ covering JDI’s business, which will expire on June 30, 2011. Under both agreements, SCJ has agreed to support and perform certain manufacturing functions at its Waxdale operation in the United States. For the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, JDI paid SCJ $6.1 million, $5.9 million, and $2.4 million, respectively, under these tolling agreements.

Relationships with Other Johnson Family Businesses

JDI leased office space in Mt. Pleasant, Wisconsin from Willow Holdings, LLC, which is controlled by the descendants of Samuel Curtis Johnson. JDI entered into this lease on July 1, 2002, with the original term expiring on June 30, 2007, and continuing thereafter on a month to month basis.

On December 20, 2007, JDI purchased the land and building that was the subject of this lease from Willow Holdings, LLC for a purchase price of $5.8 million. As part of the purchase, the parties terminated the lease arrangements. JDI also granted Willow Holdings, LLC a right of first offer which provides Willow Holdings, LLC the opportunity to purchase the property in the event JDI desires to sell the property.

For the fiscal years ended December 28, 2007, and December 29, 2006, JDI paid $0.7 million, and $0.8 million, respectively, under this lease.

JDI has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. JDI paid service fees to the Johnson Financial Group totaling $0.1 million in each of the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006. JDI had no loans outstanding with Johnson Financial Group for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006.

Relationships with Unilever

Prior to JDI’s acquisition of the DiverseyLever business in May 2002, DiverseyLever was a division of Unilever and consequently relied on Unilever for various services, including administration, research and development, treasury, legal, tax planning and compliance, and other support services. In addition, DiverseyLever was party to a number of transactions with Unilever, including the sale of products to and the purchase of products from Unilever.

Simultaneously with the closing of the acquisition, Holdings, JDI, Unilever and some of JDI’s affiliates entered into agreements which replaced a number of these prior agreements with Unilever, as well as agreements relating to our governance and the governance of JDI, commercial relationships and matters arising out of the acquisition. These agreements included a sales agency agreement, various intellectual property agreements, a transitional services agreement, two supply agreements, a Stockholders’ Agreement, a non-competition agreement and a registration rights agreement relating to the senior discount notes of Holdings. We believe that all of the agreements with Unilever are on arms-length terms. Holdings, JDI and Unilever are also parties to an acquisition agreement that imposes certain on going obligations on the parties, including indemnity obligations.

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

Post-Closing Adjustments to Consideration. The acquisition agreement provides for various adjustments to the consideration for the DiverseyLever business paid by JDI and Holdings to Unilever if, at closing, (1) the net debt of the DiverseyLever business or (2) the working capital of the DiverseyLever business, was less or more than the amounts estimated by the parties. In addition, the amount paid by Unilever as its subscription price for its equity interest in Holdings is subject to adjustment if, at closing, (1) JDI’s net debt or (2) JDI’s working capital was less or more than the amounts estimated by the parties. The acquisition agreement provides that any adjustments to the consideration or subscription price resulting from differences in net debt or working capital of JDI or the DiverseyLever business at the closing of the acquisition from the estimated amounts will be paid:

•

in the case of an excess or shortfall of the net debt or working capital of the DiverseyLever business, subject to a $1 million deductible in the case of any working capital adjustment, 100% in cash to JDI if net debt was more or working capital was less at closing than the estimated amounts and 100% in cash to Unilever if net debt was less or working capital was greater at closing than the estimated amounts, each payable together with interest from and including the closing date at an agreed rate within five business days following final determination of the adjustment amount; and

•

in the case of an excess or shortfall of the net debt or working capital of JDI, in an amount equal to the product of (1) the amount of that excess or shortfall (subject to a $1 million deductible in the case of any working capital adjustment), together with interest from and including the closing date at an agreed rate, and, (2) 1.5, which amount is payable on the date on which Unilever ceases to hold its equity interest in Holdings. Any amount paid by JDI to Unilever is intended to make Unilever whole with respect to its portion of any excess in net debt or deficit in JDI’s working capital, recognizing Unilever’s one-third equity interest in Holdings; similarly, any amount paid by Unilever to JDI is intended to make JDI whole with respect to its portion of any deficit in net debt or excess in JDI’s working capital, recognizing Holdco’s two-thirds equity interest in Holdings.

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

JDI recognized interest income of $2.7 million, $2.6 million and $2.5 million for the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, respectively, related to certain long-term acquisition related receivables from Unilever. JDI received $4.8 million during the fiscal year ended December 30, 2005 in partial settlement of the interest due.

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

With respect to environmental matters, including environmental warranties, Unilever will not be liable for any damages (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, JDI will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. JDI has submitted indemnification notices to Unilever regarding a number of DiverseyLever locations and expect to provide additional requests for reimbursement in the future for sites JDI has submitted indemnification notices. Although Unilever has acknowledged receipt of the indemnification notices, it has not yet completed its assessment and has not yet indicated its agreement with JDI’s request for indemnification.

JDI will also indemnify Unilever for, among other things, damages arising out of or resulting from:

•	liabilities JDI assumed in connection with the acquisition;

•	liabilities relating to some of JDI’s discontinued businesses;

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

•

if JDI or Holdings pays, suffers or incurs damages, one-third, or such lower number as represents Unilever’s equity interest in Holdings from time to time, of the damages will be paid by JDI and Holdings on a grossed-up basis.

After the date on which Unilever and its affiliates cease to own any equity interest in Holdings, any damages for which JDI indemnifies Unilever will be paid 100% in cash at the time those damages are finally determined.

Stockholders’ Agreement. In connection with the acquisition of the DiverseyLever business, Holdings and its stockholders, Holdco and Marga B.V., entered into the Stockholders’ Agreement which relates to, among other things:

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

In December 2005, Unilever approved and Holdings declared and paid a special dividend payment of $35.2 million to Holdco in order to facilitate the cash requirements of a tender offer by Holdco of its common stock. In consideration of the special dividend, Holdings, Holdco and Unilever agreed to amend the Stockholders’ Agreement. The amendment effectively increases the amount of the purchase price to be paid to Unilever at the time Unilever ceases to own any equity interest in Holdings by approximately $13.1 million plus applicable interest from the date the special dividend was paid to Holdco.

In May 2006, in connection with the divestiture of the Polymer Business, the Stockholders’ Agreement was amended to, among other things, adjust the buyout formula related to Marga B.V.’s shares in Holdings to require an incremental payment of $30.0 million, plus interest (payable from put execution date) at the time of Marga B.V.’s exit. The amendment also provided for the issuance of options to Marga B.V. for the purchase of Holdings at exit, which would result in the incremental payment to Marga B.V., by Holdco, of up to $40.0 million, plus interest. In addition, in connection with the sale of the DuBois Industrial Chemical business by JDI in September 2008, the buyout formula in the Stockholders’ Agreement was further adjusted to provide for additional incremental payments of up to $19.1 million at the time of Marga B. V.’s exit.

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

Following the exercise by Unilever of its put rights, if Holdings fails to purchase all of Unilever’s shares for cash on or after May 3, 2010, it must offer to issue to Unilever a promissory note in exchange for the remaining shares. The maturity date of the promissory note will be either 90 days or one year after its issuance, depending on the level of Unilever’s ownership interest in Holdings at that time. The terms of the promissory note will provide Unilever with rights similar to its rights as a stockholder under the Stockholders’ Agreement, including board representation, veto and access and informational rights. The promissory note will contain various subordination provisions in relation to JDI’s and Holdings’ indebtedness.

If, after May 3, 2010, Unilever has not been paid cash with respect to its put option, Unilever may also:

•	require Holdings to privately sell Unilever’s shares or other shares of Holdings’ capital stock to a third party; and

•

require Holdings to sell its Japan businesses or any other business or businesses that may be identified for sale by a special committee of Holdings’ Board of Directors. If Unilever exercises its put right, the special committee would be required to identify such other business or businesses after May 3, 2009 and prior to May 3, 2010 and to engage an investment banking firm to assist it with such identification and evaluation.

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

Holdings estimated the fair value of shares subject to put or call options at $456.9 million and $531.1 million as of December 31, 2008 and December 28, 2007, respectively. Holdings based its estimate on an income approach and considered certain market factors as well as exit related commitments associated with the Stockholders’ Agreement.

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

Holdings did not meet the cumulative cash flow requirement for the measurement periods ended December 31, 2008, December 28, 2007, and December 29, 2006 and was not required to make a contingent payment for these periods.

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

Sales Agency Agreement (“the Prior Agency Agreement”)

In connection with the acquisition of the DiverseyLever business, JDI and various of its subsidiaries entered into a sales agency agreement (the “Prior Agency Agreement”) with Unilever whereby, subject to limited exceptions, JDI and various of its subsidiaries act as Unilever’s sales agents in the sale of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the closing of the acquisition. The original term of the Prior Agency Agreement was extended until December 31, 2007. On October 11, 2007 JDI and Unilever executed the Umbrella Agreement pursuant to which the parties agreed to the terms of (i) a new agency agreement (the “New Agency Agreement”) that is substantially similar to the Prior Agency Agreement and that applies to Ireland, the United Kingdom, Portugal and Brazil and (ii) a master sub-license agreement (the “License Agreement” and collectively with the Umbrella Agreement and the New Agency Agreement, the “Replacement Agreements”) under which Unilever agreed to grant JDI and its affiliates a license to produce and sell professional packs of Unilever’s consumer brand cleaning products in 31 other countries that were subject to the Prior Agency Agreement. Under the Umbrella Agreement, JDI and its affiliates also entered into agreements with Unilever to distribute consumer packs of Unilever’s consumer brand cleaning products in the same 31 countries as the License Agreement. The New Agency Agreement, the License Agreement and the consumer pack distribution arrangements took effect on January 1, 2008.

For the fiscal years ended December 28, 2007 and December 29, 2006, JDI received an aggregate of $91.9 million and $85.5 million, respectively, in agency fees from Unilever under the Prior Agency Agreement.

Under the Replacement Agreements, for the fiscal year ended December 31, 2008, JDI received an aggregate amount of $35.0 million in agency fees (New Agency Agreement) and an aggregate amount of $5.1 million in license fees (License Agreement).

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

New Agency Agreement

Under the New Agency Agreement, subject to limited exceptions, various of JDI’s subsidiaries are continuing to act as Unilever’s exclusive sales agents in the sale of professional packs of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in Ireland, the United Kingdom, Portugal and Brazil. JDI and its subsidiaries have agreed not to act on behalf of any other third parties in the sale or promotion of those parties’ products if the products are similar to products JDI sell on behalf of Unilever as its agent, except with respect to sales of products for SCJ and its affiliates or under other arrangements with third parties existing on January 1, 2008.

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

License Agreement

Under the License Agreement, subject to limited exceptions, JDI and various of its subsidiaries will act as Unilever’s exclusive licensee in the manufacture and sale of professional packs of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in 31 countries. The size of the products that JDI and its subsidiaries may manufacture and sell is limited to certain pack sizes that are targeted to professional end-users. Unilever may modify the pack sizes to reflect changing market conditions. In exchange for the license, JDI and its subsidiaries will pay Unilever an initial royalty of 4% of the net proceeds of sales of the distributed products. Pursuant to the Umbrella Agreement, if, after the royalty payment, EBITDA for any territory in a given year is not allocated between JDI and Unilever in specified percentages, JDI or Unilever will make a profit sharing payment in the amount necessary to achieve such allocation. If the profit sharing payment exceeds a specified amount, the royalty rate will be adjusted prospectively to achieve the specified allocation of EBITDA in future years. The Umbrella Agreement also establishes caps and floors for the royalty rate and the profit sharing payments.

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

With respect to each licensed patent, the license granted will terminate with the expiration of the particular patent, unless the patent is terminated or held invalid sooner. The license granted with respect to know-how, unregistered design rights and copyrights will exist until the expiry of the relevant right unless terminated earlier by JDI. JDI may terminate the retained technology license agreement at any time by providing written notice to Unilever. Unilever may terminate the patent licenses granted to JDI if JDI challenged the validity of, or Unilever’s ownership of, any of its patents licensed under the retained technology license agreement or if JDI are in material or persistent breach of any provision of the retained technology license agreement and, if the breach is curable, have not cured the breach within ten business days after receipt of notice of the breach.

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

Under the dispensed products license agreement, JDI pays to Unilever a royalty of 4% of the net sales of the dispensed products. JDI may not use the trademarks or formulation rights other than in the same manner and for the same purposes as they were used in the DiverseyLever business prior to May 3, 2002. For the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, JDI paid an aggregate of $0.8 million, $0.9 million and $0.9 million, respectively, to Unilever under the dispensed products license agreement.

The initial term of the dispensed products license agreement terminated on May 2, 2007 but the agreement automatically renews for successive one year periods. Either party may terminate the dispensed products license agreement or the licenses granted under the agreement by providing six months’ written notice prior to any anniversary of the dispensed products license agreement. The dispensed products license agreement has been extended to May 2, 2009. In addition, Unilever may terminate the dispensed products license agreement if:

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

•	Unilever notifies JDI of those sales, and JDI do not cease those sales within twenty business days after the notice.

Unilever may also terminate the dispensed products license agreement if:

•	JDI challenges the validity of or Unilever’s ownership of any rights or registrations in or in relation to any of the licensed rights;

•	JDI is in breach of the provisions of the dispensed products license agreement that relate to the use of the trademarks and formulation rights and quality control;

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

In association with the continuation of various support services and reimbursement of benefit-related costs not covered by the transitional services agreement, JDI paid Unilever $0.1 million, $0, and $0.8 million for the fiscal years ended December 31, 2008, December 28, 2007, and December 30, 2006, respectively.

Supply Agreements

JDI entered into two supply agreements with Unilever in connection with the acquisition of the DiverseyLever business. Under these agreements, JDI and Unilever, through the members of JDI’s respective groups, manufacture, pack, store and ship products for each other. Under one of the supply agreements, JDI acts as the supplier and Unilever serves as the customer, and under the other agreement the roles are reversed. With the exception of this role reversal and the factories involved, the products that are supplied and some other less significant differences included in the supply agreement under which JDI acts as supplier based on the integration of the DiverseyLever business with JDI, the two supply agreements are identical.

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

Each supply agreement remains in effect as to a particular product until that product will not be supplied any longer. JDI and Unilever may terminate either supply agreement in part or in its entirety in the event of an unremedied serious or persistent breach by the other party, upon a change in control or for any reason on the giving of six months’ written notice. Further, JDI or Unilever may terminate a particular order upon a breach of the terms of the order that remains uncured for a specified period. Finally, the customer under either supply agreement may terminate the agreement as to products supplied at a particular factory if the supplier does not implement reasonable suggestions that the customer makes, taking into account standards used in the supply of the products in the period immediately prior to the closing of the acquisition, after visiting that factory. With effect from January 1, 2008, the two supply agreements were amended to take into account the transition from Prior Agency Agreement, under which JDI and its subsidiaries arranged for the sale by Unilever affiliates of Unilever branded products, to the License Agreement, under which JDI and its subsidiaries would sell such products for JDI’s own account. In addition, with respect to JDI’s European operations, among other things, these amendments imposed certain restrictions on the rights of Unilever and JDI to terminate Unilever’s supply of such products for three years. For the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, JDI paid Unilever an aggregate of $65.0 million, $20.5 million and $16.3 million, respectively (excluding inventories associated with the sales agency agreement), and Unilever paid JDI an aggregate of $26.2 million, $46.9 million and $48.2 million, respectively, under these supply agreements.

Director Independence

Because Holdco is the owner of two-thirds of our common equity interests, if we were a listed issuer we would be a “controlled company” as that term is used in the corporate governance standards of the New York Stock Exchange (“NYSE”) and therefore not required to have a majority of independent directors. Our board has determined, however, that with the exception of Messrs. Johnson and Lonergan and Ms. Johnson-Leipold, all of our directors are independent within the meaning of, and applying, the NYSE standards. Mr. Johnson is our Chairman, an executive officer position of our company, and therefore is not independent under the NYSE standards. Mr. Lonergan is the President and Chief Executive Officer of our company and is therefore not independent under the NYSE standards. Ms. Johnson-Leipold is a sibling of Mr. Johnson, our Chairman, and is therefore not independent under the NYSE standards. In addition, as discussed under “— Interests of Our Officers and Directors,” Messrs. Johnson and Louis and Ms. Johnson-Leipold may have interests in our transactions with SCJ and other Johnson family businesses. Our board has affirmatively determined, however, that Mr. Louis’ interests in those transactions do not constitute a “material relationship” with our company for purposes of, and applying, the NYSE standards.

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

In addition, the terms of our Stockholders’ Agreement require the parties to the agreement to vote their shares and take other necessary action to cause the Holdings board to include the categories of directors described therein. The Stockholders’ Agreement permits Holdco to nominate up to five individuals who meet the definition of “Independent Director” set forth therein. While not required under the Stockholders’ Agreement, JDI also voluntarily applies the definition of “Independent Director” in the Stockholders’ Agreement in determining whether its directors are independent. Messrs. Brown, Howe, Nottleson and Wittwer and Ms. Esteves meet the definition of “Independent Director” set forth in the Stockholders’ Agreement.

Interests of Our Officers and Directors

Mr. Johnson, our Chairman, and Ms. Johnson-Leipold, and Mr. Louis, and some members of their respective immediate families, are descendants of Samuel Curtis Johnson and shareholders of SCJ and Willow Holdings, LLC. Messrs. Johnson and Louis and Ms. Johnson-Leipold, and members of their respective immediate families, also beneficially own shares of Holdco, our parent. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As a result of these relationships, these individuals may have an interest in our transactions with SCJ and other Johnson family businesses, including Willow Holdings, LLC.

Review, Approval or Ratification of Transactions with Related Persons

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with our company in which the director or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. Our Board of Directors reviews such transactions to identify impairments to director independence and in connection with disclosure obligations under Item 404(a) of Regulation S-K of the Exchange Act. The Company has adopted a Policy for Review of Transactions Between the Company and its Directors, Executive Officers and Other Related Persons (the “Policy”) for review of transactions between us (including our subsidiaries) and our directors, executive officers and other related persons. The transactions subject to the Policy include any transaction, arrangement or relationship (including charitable contributions and including any series of similar transaction, arrangements or relationships) with us in which any director, executive officer or other related person has a direct or indirect material interest except:

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

The Company’s General Counsel (the “General Counsel”) performs the initial review of all transactions subject to the Policy. Factors to be considered by the General Counsel in reviewing the transaction include:

•	whether the transaction is in conformity with our Code of Ethics and Business Conduct and is in the best interests of the company;

•	whether the transaction would be in the ordinary course of our business;

•	whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

•	the disclosure standards set forth in Item 404 of Regulation S-K under the Exchange Act or any similar provision; and

•	the effect, if any, on the status of any independent director.

After reviewing the terms of the proposed transaction and taking into account the factors set forth above, the General Counsel will either:

•

approve the transaction if it is to be entered into in the ordinary course of our business, is for an aggregate amount of $120,000 or less, does not involve a director or a shareholder owning in excess of 5 percent of the our voting securities or a member of their immediate family, and is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

•	disallow the transaction if it is not in the best interests of the company; or

•	submit the transaction to the Audit Committee for its review and prior approval.

At each regularly scheduled Audit Committee meeting, the General Counsel shall report each known transaction to be entered into by us and to be considered by the Audit Committee, including the proposed aggregate value of each transaction and any other relevant information. After review, the Audit Committee determines whether to approve, ratify or disallow each such transaction in accordance with the Policy.

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

•	a shareholder owning in excess of 5 percent of our voting securities (or its controlled affiliates), or an immediate family member of such 5 percent shareholder; or

•	an entity which is owned or controlled by a related person or an entity in which a related person has a substantial ownership interest.

On May 31, 2002, JDI loaned $97,500 to Clive Newman, JDI’s Vice President and Corporate Controller from May 2002 up to September 2007, in connection with the purchase of his home. The interest rate on the loan was 5.16% per annum, payable semi-monthly. The loan had a term of five years and matured on May 31, 2007, with no payments against principal due until that date. On October 26, 2007, Mr. Newman paid in full the outstanding principal amount and interest on the loan in the amount of $98,468.

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

On December 20, 2007, JDI acquired a 50,000 square foot office building located on 12.80 acres of property from Willow Holdings, LLC for a purchase price of $5.8 million. The property, located at 1326 Willow Road, Mount Pleasant, Wisconsin, is adjacent to the JDI’s headquarters and was formerly leased by JDI for use as the head office for its North America Region. Willow Holdings, LLC is a Wisconsin limited liability company with membership interests directly and indirectly controlled by Imogene P. Johnson. Imogene P. Johnson is the mother of the Company’s Chairman, Mr. Johnson.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP, independent registered public accounting firm, served as our principal accountants for the fiscal years ended December 31, 2008 and December 28, 2007. During those periods, we incurred the following fees for services rendered by Ernst & Young LLP:

Audit Fees. Audit fees represent fees for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other global statutory or regulatory filings. Audit fees and expenses were $7.3 million and $0.2 million, respectively, for the year ended December 31, 2008 and $4.6 million and $0.2 million, respectively, for the year ended December 28, 2007. The audit fees for 2008 includes $0.2 million of fees related to additional audit services performed relating to audits of 2007 and 2006 that were incurred and paid in 2008. The increase in audit fees in 2008 from 2007 is due to additional procedures performed related to the external audit of the Company’s internal control over financial reporting.

Audit-Related Fees. Audit-related fees represent fees for professional services rendered in connection with certain accounting consultations, employee benefit plan audits, and other accounting certifications. Audit-related fees were $0.3 million for the year ended December 31, 2008 and $0.4 million for the year ended December 28, 2007.

Tax Fees. Tax fees include fees for professional services rendered in connection with general tax advice, tax planning and tax compliance. Tax fees were $1.1 million for the year ended December 31, 2008 and $1.3 million for the year ended December 28, 2007.

All Other Fees. These fees include fees for all other professional services rendered by Ernst & Young LLP. All other fees were $7,000 for the year ended December 31, 2008 and $6,000 for the year ended December 28, 2007.

The Audit Committee of the Board of Directors has determined that the provision by Ernst & Young LLP of non-audit services to us in the fiscal years ended December 31, 2008 and December 28, 2007, is compatible with maintaining the independence of Ernst & Young LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be rendered by Ernst & Young LLP. In determining whether to approve such services, the Audit Committee considers the following:

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

During fiscal years 2008 and 2007, all professional services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

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

Item 15 (c)	Schedule I - Condensed Financial Information of Registrant

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(dollars in thousands)

	December 31, 2008	December 28, 2007
ASSETS

Cash and cash equivalents	$105	$105
Accounts receivable	4	—
Goodwill, net	17,328	17,328
Deferred income taxes	15,562	—
Investment in subsidiaries	714,496	958,267
Other assets	9,144	23,738

Total assets	$756,639	$999,438

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY

Accounts payable – related parties	$437	$363
Accrued expenses	5,539	5,287
Senior discount notes	388,983	384,981
Long term payables – related parties	1,050	—

Class B common stock subject to put and call options – $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	456,875	531,127

Total stockholders’ equity (deficit)	(96,245)	77,680

Total liabilities, class B common stock and stockholders’ equity	$756,639	$999,438

The accompanying notes are an integral part of the condensed financial statements

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Operating expenses	1,119	32	28

Operating loss	(1,119)	(32)	(28)
Other expense (income):
Interest expense	47,824	46,510	42,342
(Income) loss from subsidiaries	21,860	86,453	(159,834)

Loss before taxes	(70,803)	(132,995)	117,464
Income tax provision (benefit)	(6,233)	(1,312)	(1,290)

Income from continuing operations	(64,570)	(131,683)	118,754
Income from discontinued operations	(5,049)	89	20,776

Net income (loss)	$(59,521)	$(131,772)	$97,978

The accompanying notes are an integral part of the condensed financial statements

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Net cash used in operating activities	$(43,352)	$(21,676)	$—
Cash flows from investing activities:
Dividend income	43,352	21,676	—

Net cash provided by investing activities	43,352	21,676	—
Cash flows from financing activities:
Dividends paid	—	—	—

Net cash used in financing activities	—	—	—

Change in cash and cash equivalents	—	—	—
Beginning balance	105	105	105

Ending balance	$105	$105	$105

The accompanying notes are an integral part of the condensed financial statements

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2008

(dollars in thousands)

(1)	Basis of Presentation

The accompanying condensed financial statements summarize the financial position of JohnsonDiversey Holdings, Inc. (the “Company”) as of December 31, 2008 and December 28, 2007, and the results of operations and cash flows for the Company for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006. In these statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

In fiscal 2008, in order to eliminate the historical difference in the presentation of total stockholders’ equity between the Company’s condensed balance sheet and the JDHI consolidated balance sheets, the Company’s investment in subsidiaries was adjusted to include the accumulated other comprehensive income of its subsidiaries. In the year ended December 31, 2008, the adjustment resulted in the Company increasing its total stockholders’ equity and investment in subsidiaries by $108,746. In the year ended December 28, 2007, the Company restated its condensed balance sheet, increasing total stockholders’ equity and investment in subsidiaries by $295,478.

The Company wholly owns the shares of JohnsonDiversey, Inc. (“JDI”) except for one share which is owned by S.C. Johnson & Son. The Company is a holding company and its sole business interest is the ownership and control of JDI and its subsidiaries.

(2)	Long-Term Debt

In connection with the acquisition of DiverseyLever in May 2002, the Company issued senior discount notes to Unilever with a principal amount of $240,790 and an aggregate principal amount at maturity of $406,303. The senior discount notes mature on May 15, 2013. The notes were originally recorded at a fair value of $201,900 and accrete at a rate of 10.67% per annum, compounded semi-annually on May 15 and November 15 through May 14, 2007. Beginning May 15, 2007, the Company is to pay interest semi-annually in arrears with the first payment due November 15, 2007. The Company has the option, at various dates, to redeem portions of the notes prior to maturity. The Company may be required to make an offer on all or part of the notes, at the discretion of the holder, if certain conditions are met, including change in control of the Company and certain asset sales. The notes are not guaranteed by JDI or any of its subsidiaries.

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

(3)	Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

In connection with the acquisition of the DiverseyLever business, the Company entered into a Stockholders’ Agreement with its stockholders, Holdco and Marga B.V., as amended and restated as of December 2008. The Stockholders’ Agreement relates to, among other things:

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

The Company estimated the fair value of shares subject to put or call options at $456,875 and $531,127 as of December 31, 2008 and December 28, 2007, respectively. The Company based its estimate on an income approach and considered certain market factors as well as exit related commitments associated with the Stockholders’ Agreement.

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

Holdings did not meet the cumulative cash flow requirement for the measurement periods ended December 31, 2008 and December 28, 2007, and did not make a contingent payment for these periods.

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

During fiscal year 2006, Holdco pushed down a non-cash contribution of $393 in completion of the tender offer. In consideration of the special dividend, the Company, Holdco and Unilever agreed to amend the Stockholders Agreement. The amendment effectively increases the amount of final purchase price paid to Unilever at the final exit date by $13,140, plus applicable interest from the date the special dividend was paid to Holdco. The Company recorded the additional obligation to Unilever by increasing the carrying value of the Class B common stock subject to put and call options on the consolidated balance sheet.

Item 15 (c)	Schedule II - Valuation and Qualifying Accounts

Schedule II - Valuation and Qualifying Accounts

JohnsonDiversey Holdings, Inc.

(Dollars in Thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts (1)	Deductions (2)	Balance at End of Year
Allowance for Doubtful Accounts
Fiscal Year Ended December 31, 2008	$25,646	$7,388	$(4,570)	$(7,977)	$20,487
Fiscal Year Ended December 28, 2007	30,648	4,642	3,123	(12,767)	25,646
Fiscal Year Ended December 29, 2006	26,767	7,051	6,116	(9,286)	30,648

Tax Valuation Allowance
Fiscal Year Ended December 31, 2008	295,376	72,656	15,741	(48,321)	335,452
Fiscal Year Ended December 28, 2007	260,870	89,702	(16,031)	(39,165)	295,376
Fiscal Year Ended December 29, 2006	281,016	59,254	(7,566)	(71,834)	260,870

(1)	Includes the effects of changes in currency translation and business acquisitions
(2)	Represents amounts written off from the allowance for doubtful accounts, net of recoveries, or the release of tax valuation allowances in jurisdictions where a change in facts and circumstances lead to the usage or a change in judgment relating to the usage of net operating loss or tax credit carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2009.

JohnsonDiversey Holdings, Inc.

By	/s/ Joseph F. Smorada
Joseph F. Smorada, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2009 by the following persons on the behalf of the registrant and in the capacities indicated.

/s/ Edward F. Lonergan	Director, President and Chief Executive Officer (Principal Executive Officer)
Edward F. Lonergan

/s/ Joseph F. Smorada	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Joseph F. Smorada

/s/ S. Curtis Johnson III*	Director and Chairman
S. Curtis Johnson III

/s/ Todd C. Brown*	Director
Todd C. Brown

/s/ Norman Clubb*	Director
Norman Clubb

/s/ Irene M. Esteves*	Director
Irene M. Esteves

/s/ Robert M. Howe*	Director
Robert M. Howe

/s/ Helen Johnson-Leipold*	Director
Helen Johnson-Leipold

/s/ Clifton D. Louis*	Director
Clifton D. Louis

/s/ Neal R. Nottleson*	Director
Neal R. Nottleson

/s/ John Rice*	Director
John Rice

/s/ Reto Wittwer*	Director
Reto Wittwer

*	Joseph F. Smorada, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named officers and directors of JohnsonDiversey Holdings, Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By	/s/ Joseph F. Smorada
Joseph F. Smorada, Attorney-in-fact

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of JohnsonDiversey Holdings, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of JohnsonDiversey Holdings, Inc. filed with the SEC on September 16, 2003 (Reg. No. 333-108853)(the “JDHI Form S-4”))

3.2	Amended and Restated Bylaws of JohnsonDiversey Holdings, Inc. (incorporated by reference as Exhibit 3.2 to the JDHI Form S-4)

4.1	Amended and Restated Indenture between JohnsonDiversey Holdings, Inc. and BNY Midwest Trust Company, as trustee, dated as of September 11, 2003, relating to the 10.67% Senior Discount Notes due 2013 (incorporated by reference as Exhibit 4.1 to the JDHI Form S-4)

4.2	Form of $406,303,000 10.67% Senior Discount Notes due 2013 (incorporated by reference as Exhibit 4.2 to the JDHI Form S-4)

4.3	Exchange and Registration Rights Agreement among JohnsonDiversey Holdings, Inc. and Citigroup Global Markets Inc., Goldman Sachs & Co. and Morgan Stanley & Co. Incorporated, as representatives for the initial purchasers, dated as of September 11, 2003 (incorporated by reference as Exhibit 4.3 to the JDHI Form S-4)

10.1	Asset and Equity Interest Purchase Agreement, dated May 1, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 11, 2006)

10.2	Purchase Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of November 20, 2001 (incorporated by reference as Exhibit 10.1 to the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on July 31, 2002 (Reg. No. 333-97427)(the “JDI Form S-4”)*

10.3	First Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of February 11, 2002 (incorporated by reference as Exhibit 10.2 to the JDI Form S-4)

10.4	Second Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of April 5, 2002 (incorporated by reference as Exhibit 10.3 to the JDI Form S-4)

10.5	Third Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.4 to the JDI Form S-4)*

10.6	Amended and Restated Credit Agreement, dated as of December 16, 2005, among JohnsonDiversey, Inc., as borrower, JohnsonDiversey Holdings, Inc., the lenders and issuers party thereto, as lenders, Citicorp USA, Inc., as administrative agent, JPMorgan Chase Bank, N.A., General Electric Capital Corporation and National City Bank of the Midwest, each as a co-documentation agent, and Citigroup Global Markets, Inc., as sole arranger and book runner (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on December 19, 2005)

10.7	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 25, 2007 among JohnsonDiversey, Inc., as borrower, JohnsonDiversey Holdings, Inc., and Citicorp USA, Inc., as Administrative Agent, on behalf each Lender executing a Lender Consent (amends the Amended and Restated Credit Agreement, dated as of December 16, 2005) (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on August 9, 2007)*

Exhibit Number	Description of Exhibit
10.8	Amended and Restated Guaranty Agreement, dated as of December 16, 2005, by JohnsonDiversey Holdings, Inc. (f/k/a/, Johnson Professional Holdings, Inc.) and each of the other entities on the signature pages thereof in favor of Citicorp, USA, Inc. as administrative agent (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on December 19, 2005)

10.9	Pledge and Security Agreement, dated as of May 3, 2002, by JohnsonDiversey, Inc., JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.) and the other loan parties signatories thereto in favor of the Administrative Agent (incorporated by reference as Exhibit 10.8 to the JDI Form S-4)

10.10	Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc., dated as of May 3, 2002, with respect to, among other things, the housemarks (incorporated by reference as Exhibit 10.9 to the JDI Form S-4)*

10.11	Technology Disclosure and License Agreement among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) dated as of May 3, 2002 (incorporated by reference as Exhibit 10.11 to the JDI Form S-4)*

10.12	Omnibus Amendment of Leases among S.C. Johnson & Son, Inc., Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated November 20, 2001 (incorporated by reference as Exhibit 10.12 to the JDI Form S-4)

10.13	Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Building 65, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.13 to the JDI Form S-4)*

10.14	Real Estate and Equipment Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Buildings 59 and 63, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.15 to the JDI Form S-4)*

10.15	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 52, 53, 54, 66, 66A, 71 & 72, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.16 to the JDI Form S-4)*

10.16	Lease Amendment, Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 11, 2006)

10.17	Lease Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 11, 2006)

10.18	Receivables Sale Agreement dated as of December 10, 2008 between JohnsonDiversey Canada, Inc., as Originator and JWPR Corporation, as Buyer

10.19	Amended and Restated Receivables Sale Agreement dated as of December 10, 2008 between JohnsonDiversey Canada, Inc., as Originator and JWPR Corporation, as Buyer

10.20	Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, THE COMMERCIAL PAPER CONDUITS FROM TIME TO TIME PARTY HERETO, as Conduits, CERTAIN FINANCIAL INSTITUTIONS PARTY HERETO, and THE BANK OF NOVA SCOTIA, as a Managing Agent and as the Agent

10.21	Amendment No. 2, dated as of December 10, 2008, to the Intercreditor Agreement dated as of May 3, 2002, among JohnsonDiversey, Inc. (f/k/a S.C. Johnson Commercial Markets, Inc.), Johnson Polymer, LLC, The Butcher Company, JohnsonDiversey UK Limited, JohnsonDiversey SpA, JWPR Corporation, JohnsonDiversey Canada, Inc., The Bank of Nova Scotia, as the Receivables Agent, each of the Purchasers, and Citicorp USA, Inc. as the Senior Credit Agent

10.22	Receivables Offer Deed, dated as of 24 October, 2003 between JohnsonDiversey UK Ltd., as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.29 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)

Exhibit Number	Description of Exhibit
10.23	Amendment No. 1 to Receivables Offer Deed, dated as of 24 October, 2003, between JohnsonDiversey UK Ltd, as originator, and JWPR Corporation, as buyer (incorporated by reference as Exhibit 10.30 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)

10.24	Deed of Trust and Charge, dated as of 19 January, 2007 between JohnsonDiversey UK Ltd., as originator, JWPR Corporation, as buyer, and Bank of Nova Scotia, as financial institution and agent (incorporated by reference as Exhibit 10.31 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)

10.25	Stock Purchase Agreement by and among JWP Investments, Inc., Sorex Holdings, Ltd. and Whitmire Holdings Inc. dated as of June 9, 2004 (incorporated by reference as Exhibit 2.1 to the Current Report on Form 8-K of JohnsonDiversey, Inc. filed with the SEC on June 25, 2004)

10.26	Commercial Markets Holdco, Inc. Second Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on November 21, 2002 (Reg. No. 333-97247))**

10.27	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson, dated December 6, 2001 (incorporated by reference as Exhibit 10.30 to the JDI Form S-4)**

10.28	Level I Employment Agreement between JohnsonDiversey, Inc. and Edward F. Lonergan, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey Holdings, Inc.’s Form 8-K filed with the SEC on September 18, 2008)**

10.29	Level I Employment Agreement between JohnsonDiversey, Inc. and Joseph F. Smorada, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey Holdings, Inc.’s Form 8-K filed with the SEC on September 18, 2008)**

10.30	Level I Employment Agreement between JohnsonDiversey, Inc. and Scott D. Russell, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey Holdings, Inc.’s Form 8-K filed with the SEC on September 18, 2008)**

10.31	Level I Employment Agreement between JohnsonDiversey, Inc. and Pedro Chidichimo, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to JohnsonDiversey Holdings, Inc.’s Form 8-K filed with the SEC on September 18, 2008)**

10.32	Form of Level I Employment Agreement provided to certain executive officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on November 6, 2008)**

10.33	Form of Level II Employment Agreement provided to certain officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on November 6, 2008)**

10.34	Form of Level III Employment Agreement provided to certain officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on November 6, 2008)**

10.35	Separation and Release Agreements between JohnsonDiversey, Inc. and Thomas Gartland, dated April 1, 2008, and April 30, 2008, respectively. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 8, 2008)**

10.36	Separation and Release Agreements between JohnsonDiversey, Inc. and Edward J. Kennedy, both dated November 17, 2008**

10.37	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and David S. Andersen, dated November 8, 1999 (incorporated by reference as Exhibit 10.36 to the JDI Form S-4)**

Exhibit Number	Description of Exhibit
10.38	Retirement Agreement between JohnsonDiversey, Inc. and JoAnne Brandes, dated as of January 25, 2007 (incorporated by reference as Exhibit 10.47 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)**

10.39	Termination Agreement dated as of May 1, 2006 by and between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 11, 2006)

10.40	Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on May 11, 2006)

10.41	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to JohnsonDiversey Holdings, Inc.’s Form 8-K filed with the SEC on July 7, 2006, File No. 333-97427)

10.42	Amended and Restated Performance Bonus Opportunity Plan for Key Executives and Officers (incorporated by reference as Exhibit 10.54 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)**

10.43	Restructuring Incentive Plan, Effective as of January 1, 2006 (incorporated by reference as Exhibit 10.55 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)**

10.44	Long-Term Cash Incentive Plan, Effective as of January 1, 2006 (incorporated by reference as Exhibit 10.56 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)**

10.45	Form of Stock Option Agreement under Commercial Markets Holdco, Inc. Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.32 to the JDI Form S-4)**

10.46	Profit Sharing Plan, Effective as of January 1, 2007 (incorporated by reference as Exhibit 10.57 to the Annual Report on Form 10-K of JohnsonDiversey Holdings, Inc. filed with the SEC on March 22, 2007)**

10.47	Separation Agreement between JohnsonDiversey, Inc. and Sanjib Choudhuri, dated May 4, 2007 (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on August 9, 2007)**

10.48	Umbrella Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. dated as of October 11, 2007 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on November 8, 2007)*

10.49	Form of Amended and Restated Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on November 8, 2007)*

10.50	Form of Master Sub-License Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q of JohnsonDiversey Holdings, Inc. filed with the SEC on November 8, 2007)*

10.51	Amended and Restated Stockholders’ Agreement among JohnsonDiversey Holdings, Inc., Commercial Markets Holdco, Inc. and Marga B.V., dated as of December 19, 2008

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of JohnsonDiversey, Inc. filed with the SEC on April 3, 2003)

21.1	Subsidiaries of JohnsonDiversey Holdings, Inc.

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.
**	Management contract or compensatory plan.

JOHNSONDIVERSEY HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2008, December 28, 2007, December 29, 2006

Report of Independent Auditors

To the Board of Directors and Stockholders of JohnsonDiversey Holdings, Inc.

We have audited the accompanying consolidated balance sheets of JohnsonDiversey Holdings, Inc. as of December 31, 2008 and December 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JohnsonDiversey Holdings, Inc. and subsidiaries at December 31, 2008 and December 28, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 17 to the consolidated financial statements, the Company adopted the measurement provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) in 2008 and the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 in 2007. As discussed in Notes 2 and 16 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), JohnsonDiversey Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2009 expressed an unqualified opinion thereon.

Chicago, Illinois

March 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of JohnsonDiversey Holdings, Inc.

We have audited JohnsonDiversey Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). JohnsonDiversey Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, JohnsonDiversey Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of JohnsonDiversey Holdings, Inc. and subsidiaries as of December 31, 2008 and December 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 27, 2009, expressed an unqualified opinion thereon.

Chicago, Illinois

March 27, 2009

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2008	December 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$107,923	$97,176
Restricted cash	49,463	—
Accounts receivable, less allowance of $20,487 and $25,646, respectively	553,170	604,755
Accounts receivable – related parties	17,484	31,715
Inventories	255,330	279,175
Deferred income taxes	29,114	24,597
Other current assets	136,062	135,699
Current assets of discontinued operations	1,746	15,344

Total current assets	1,150,292	1,188,461
Property, plant and equipment, net	412,022	442,434
Capitalized software, net	43,864	36,556
Goodwill	1,226,014	1,287,158
Other intangibles, net	231,590	291,112
Long-term receivables – related parties	79,808	78,954
Other assets	65,901	90,284
Non current assets of discontinued operations	5,681	39,850

Total assets	$3,215,172	$3,454,809

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$26,448	$18,898
Current portion of long-term debt	19,805	13,181
Accounts payable	359,032	353,435
Accounts payable – related parties	28,492	51,927
Accrued expenses	460,367	484,372
Current liabilities of discontinued operations	3,746	14,760

Total current liabilities	897,890	936,573

Pension and other post-retirement benefits	294,086	233,677
Long-term borrowings	1,424,556	1,454,432
Long-term payables – related parties	29,920	31,101
Deferred income taxes	70,927	92,176
Other liabilities	130,966	96,127
Non current liabilities of discontinued operations	6,197	1,916

Total liabilities	2,854,542	2,846,002

Commitments and contingencies

Class B common stock subject to put and call options – $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	456,875	531,127

Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	85,344	10,692
Retained deficit	(293,806)	(231,961)
Accumulated other comprehensive income	112,217	298,949

Total stockholders’ equity (deficit)	(96,245)	77,680

Total liabilities, class B common stock and stockholders’ equity	$3,215,172	$3,454,809

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Net sales:
Net product and service sales	$3,280,857	$2,949,812	$2,753,752
Sales agency fee income	35,020	91,928	85,516

	3,315,877	3,041,740	2,839,268
Cost of sales	1,990,082	1,764,224	1,666,817

Gross profit	1,325,795	1,277,516	1,172,451
Selling, general and administrative expenses	1,068,851	1,117,734	1,123,908
Research and development expenses	67,077	65,539	58,112
Restructuring expenses	57,291	27,165	114,787

Operating profit (loss)	132,576	67,078	(124,356)
Other (income) expense:
Interest expense	153,224	153,112	162,920
Interest income	(7,680)	(10,043)	(12,995)
Other (income) expense, net	5,671	(787)	5,232

Loss from continuing operations before income taxes	(18,639)	(75,204)	(279,513)
Income tax (benefit) provision	51,298	64,534	(94,284)

Loss from continuing operations before minority interests	(69,937)	(139,738)	(185,229)
Minority interests in net income of subsidiaries	—	—	25

Loss from continuing operations	(69,937)	(139,738)	(185,254)
Income from discontinued operations, net of income taxes of $11,273, $2,876 and $112,828	10,416	7,966	283,232

Net income (loss)	$(59,521)	$(131,772)	$97,978

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Comprehensive Income/(Loss)	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Notes Receivable from Management	Total Stockholders’ Equity/(Deficit)
Balance, December 30, 2005		$64,438	$(198,129)	$77,775	$(860)	$(56,776)
Comprehensive income (loss) –
Net income	$97,978	—	97,978	—	—	97,978
Foreign currency translation adjustments, net of tax	81,315	—	—	81,315	—	81,315
Unrealized losses on derivatives, net of tax	(212)	—	—	(212)	—	(212)
Adjustment to minimum pension liability, net of tax	19,447	—	—	19,447	—	19,447

Total comprehensive income	$198,528

Capital contributions		393	—	—	—	393
Dividends declared		—	(121)	—	—	(121)
Fair value adjustment to class B common stock subject to put and call options		(64,831)	(29,171)	—	—	(94,002)
Principal payments on notes receivable from management		—	—	—	860	860

Balance, December 29, 2006		$—	$(129,443)	$178,325	$—	$48,882
Comprehensive income (loss) –
Net loss	$(131,772)	—	(131,772)	—	—	(131,772)
Foreign currency translation adjustments, net of tax	132,248	—	—	132,248	—	132,248
Unrealized losses on derivatives, net of tax	(1,924)	—	—	(1,924)	—	(1,924)
Adjustment to minimum pension liability, net of tax	36,400	—	—	36,400	—	36,400

Total comprehensive income	$34,952

Capital contributions		515	—	—	—	515
Dividends declared		—	(77)	—	—	(77)
FIN 48 opening balance sheet adjustment		—	160	—	—	160
Fair value adjustment to class B common stock subject to put and call options		10,177	29,171	—	—	39,348
Adjustment to adopt SFAS No. 158, net of tax of ($1,270)		—	—	(46,100)	—	(46,100)

Balance, December 28, 2007		$10,692	$(231,961)	$298,949	$—	$77,680
Comprehensive income (loss) –
Net loss	$(59,521)	—	(59,521)	—	—	(59,521)
Foreign currency translation adjustments, net of tax	(107,062)	—	—	(107,062)	—	(107,062)
Unrealized losses on derivatives, net of tax	(2,554)	—	—	(2,554)	—	(2,554)
Adjustment to reflect funded status of pension plans, net of tax	(75,172)	—	—	(75,172)	—	(75,172)

Total comprehensive income	$(244,309)

Capital contributions		400	—	—	—	400
Dividends declared		—	(82)	—	—	(82)
Fair value adjustment to class B common stock subject to put and call options		74,252	—	—	—	74,252
Adjustment for SFAS No. 158 – remeasurement date		—	(2,242)	(1,944)	—	(4,186)

Balance, December 31, 2008		$85,344	$(293,806)	$112,217	$—	$(96,245)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Cash flows from operating activities:
Net income (loss)	$(59,521)	$(131,772)	$97,978
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities–
Depreciation and amortization	104,277	128,981	148,016
Amortization of intangibles	23,959	27,765	50,394
Amortization of debt issuance costs	5,211	4,974	6,075
Interest accreted on notes payable	4,244	24,606	42,115
Interest accrued on long-term receivables- related parties	(2,749)	(2,583)	(2,464)
Deferred income taxes	(21,620)	41,618	(10,395)
(Gain) loss on disposal of discontinued operations	(10,471)	84	(257,314)
(Gain) loss from divestitures	(1,282)	454	1,553
(Gain) loss on property, plant and equipment disposals	736	(4,218)	581
Compensation costs associated with a former long-term incentive plan	400	515	393
Other	6,030	14,366	12,896
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Restricted cash	(49,463)	—	—
Accounts receivable securitization	(10,200)	(10,400)	(47,000)
Accounts receivable	21,948	(38,654)	(21,928)
Inventories	(2,430)	(7,118)	(9,056)
Other current assets	(13,364)	(5,727)	19,839
Accounts payable and accrued expenses	(13,199)	(4,640)	(25,008)
Other assets	13,689	(18,540)	13,415
Other liabilities	8,600	(8,092)	(26,582)

Net cash provided by (used in) operating activities	4,795	11,619	(6,492)
Cash flows from investing activities:
Capital expenditures	(98,015)	(103,075)	(85,581)
Expenditures for capitalized computer software	(23,196)	(8,084)	(7,800)
Proceeds from property, plant and equipment disposals	3,048	11,083	6,207
Acquisitions of businesses and other intangibles	(7,584)	(4,081)	(11,600)
Proceeds from divestitures	127,564	1,795	489,602

Net cash provided by (used in) investing activities	1,817	(102,362)	390,828
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	10,985	(20,702)	(9,858)
Proceeds from long-term borrowings	1,050	—	100,000
Repayments of long-term borrowings	(13,820)	(13,016)	(433,564)
Payment of debt issuance costs	(123)	(500)	—
Dividends paid	—	(77)	(49)

Net cash used in financing activities	(1,908)	(34,295)	(343,471)
Effect of exchange rate changes on cash and cash equivalents	6,043	13,796	5,434

Change in cash and cash equivalents	10,747	(111,242)	46,299
Beginning balance	97,176	208,418	162,119

Ending balance	$107,923	$97,176	$208,418

Supplemental cash flows information
Cash paid during the period:
Interest	$136,264	$115,091	$109,960
Income taxes	39,568	30,321	41,722

Non-cash financing activities:
Contribution from Holdco associated with a former long-term incentive plan	$400	$515	$393

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(currencies in thousands)

(1)	Description of the Company

The accompanying consolidated financial statements include all of the operations, assets and liabilities of JohnsonDiversey Holdings, Inc. (“Holdings” or the “Company”). The Company wholly owns the shares of JohnsonDiversey, Inc. (“JDI”) (formerly S.C. Johnson Commercial Markets, Inc.), except for one share which is owned by S.C. Johnson & Son, Inc. (“SCJ”). The Company is a holding company and its sole business interest is the ownership and control of JDI and its subsidiaries. JDI is a leading global marketer and manufacturer of cleaning, hygiene, operational efficiency and appearance enhancing products and equipment, and related services for the institutional and industrial cleaning and sanitation market.

Prior to November 5, 1999, JDI was a wholly owned subsidiary of SCJ. On November 5, 1999, ownership of JDI including all of its assets and liabilities, was spun-off in a tax-free reorganization. In connection with the spin-off, Commercial Markets Holdco, Inc. (“Holdco”) obtained substantially all of the shares of JDI from SCJ.

On November 19, 2001, the Company was formed, at which time; Holdco contributed its shares in JDI to the Company (formerly Johnson Professional Holdings, Inc.). At the time of such contribution, the Company was a wholly owned subsidiary of Holdco.

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

The Company’s financial results for 2006 include the discontinued operations of the former Polymer Business segment; a global marketer and manufacturer of polymer intermediates, which was divested on June 30, 2006 (see Note 6).

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations, which exclude the divestiture of DuBois Chemicals (“DuBois”), the Chemical Methods Associates subsidiary (“CMA”), the former Polymer Business segment and Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) (see Note 6).

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

Year-End

Beginning with fiscal year 2008, the Company changed its fiscal year end date from the Friday nearest December 31 to December 31.

Operations included 52 weeks and five days in the fiscal year ended December 31, 2008, and 52 weeks in the fiscal years ended December 28, 2007 and December 29, 2006.

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

On May 3, 2002, the Company acquired the DiverseyLever business. The Company did not acquire the Unilever consumer branded business of DiverseyLever. Prior to the acquisition, Unilever’s consumer brand products were sold, directly or indirectly, by DiverseyLever to institutional and industrial end users. In connection with the acquisition, the Company entered into a sales agency agreement with Unilever relating to these products. In October 2007, the Company and Unilever agreed on a new arrangement, replacing the previous sales agency agreement (see Note 3).

Customer Rebates and Discounts

Rebates and discounts granted to customers are accounted for on an accrual basis as a reduction in net sales in the period in which the related sales are recognized.

Volume rebates are generally supported by customer contracts, which typically extend from one- to five-year periods. In the case where rebate rates are not contractually fixed, the rates used in the calculation of accruals are estimated based on forecasted annual volumes.

Accrued customer rebates and discounts, which are included within accrued expenses on the consolidated balance sheets, were $106,057 and $122,466 at December 31, 2008 and December 28, 2007, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising expense was $2,412, $1,687 and $1,640 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with maturities of 90 days or less at the date of purchase, to be cash equivalents. The cost of cash equivalents approximates fair value due to the short-term nature of the investments.

Restricted Cash

Restricted cash represents cash transferred to separate irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Program (see Note 14).

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

Inventories

Inventories are carried at the lower of cost or market. As of December 31, 2008 and December 28, 2007, the cost of certain domestic inventories determined by the last-in, first-out (“LIFO”) method was $23,861 and $27,658, respectively. This represented 9.2% and 9.8% of total inventories, respectively. For the balance of the Company’s inventories, cost is determined using the first-in, first-out (“FIFO”) method. If the FIFO method of accounting had been used for all inventories, they would have been $3,681 and $4,043 higher than reported at December 31, 2008 and December 28, 2007, respectively. The components of inventory are as follows:

	December 31, 2008	December 28, 2007
Raw materials and containers	$57,832	$69,810
Finished goods	197,498	209,365

Total inventories	$255,330	$279,175

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, which typically range from 20-40 years for buildings, 5-10 years for machinery and equipment, and 5-20 years for improvements.

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

Capitalized software costs are amortized using the straight-line method over the expected useful life of the software, which is generally three to five years.

Goodwill

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests in certain circumstances. The Company conducts its annual impairment test for goodwill at the beginning of the fourth quarter. Based on the Company’s business approach to decision-making, planning and resource allocation, the Company has determined that it has five reporting units for purposes of evaluating goodwill for impairment, which is aligned with its five geographic segments. Goodwill balances are typically recorded at the reporting unit level; however, where applicable, balances may be allocated in proportion to the goodwill balances recorded at the reporting unit level.

The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using a discounted cash flow approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the potential impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

The Company performed the required annual impairment test for fiscal years 2008 and 2007 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

The Company tests the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology.

The Company conducts its annual impairment test for indefinite-lived intangible assets at the beginning of the fourth quarter. The Company performed required impairment tests for fiscal years 2008, 2007 and 2006, recording charges $0, $179 and $183, respectively, to selling, general and administrative expenses in the consolidated statements of operations. None of the charges related to restructuring activities. There can be no assurance that future indefinite-lived intangible asset impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

Property, plant and equipment and other long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In fiscal years 2008, 2007 and 2006, the Company recorded impairment charges of $6,347, $12,774 and $41,772, respectively, which are recorded as part of selling, general and administrative expenses in the consolidated statements of operations. In fiscal years 2008, 2007 and 2006, all impairment charges were associated with the Company’s restructuring activities and are summarized as follows:

Impaired Asset Type	Amount of loss	Business segment	Method for determing fair value
Fiscal Year 2008

Land and building	$2,617	Japan	Market price
Land, building and fixed assets	2,521	Europe	Market price
Other long-lived assets	1,209

	$6,347

Fiscal Year 2007

Manufacturing facility and equipment	$3,454	Europe	Market price
Capitalized software	2,745	Corporate	Market price
Fixed assets	1,603	Corporate	Market price
Manufacturing facility and equipment	1,462	Japan	Market price
Customer list and non-compete intangible	1,308	North America	Market price
Land and building	1,128	North America	Market price
Other long-lived assets	1,074

	$12,774

Fiscal Year 2006

Customer list intangible	$20,563	North America	Discounted cash flows
Dosing equipment	7,703	North America	Market price
Manufacturing facility	5,927	North America	Market price
Manufacturing facility	3,814	Europe	Discounted cash flows
Other long-lived assets	3,765

	$41,772

Accrued Employee-Related Expenses

The Company accrues employee costs relating to payroll, payroll taxes, vacation, bonuses and incentives when earned. Such accruals were $157,487 and $177,065 as of December 31, 2008 and December 28, 2007, respectively.

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

Foreign Currency Translations and Transactions

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Accordingly, balance sheet accounts are translated using the exchange rates in effect at the respective balance sheet dates and income statement amounts are translated using the monthly weighted-average exchange rates for the periods presented. The aggregate effects of the resulting translation adjustments are included in accumulated other comprehensive income (see Note 24).

Gains and losses resulting from foreign currency transactions are generally recorded as a component of other (income) expense, net (see Note 15).

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

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the consolidated statements of operations or in stockholders’ equity as a component of comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in the consolidated statements of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss, net of deferred taxes. Hedge ineffectiveness to the extent that elements of the hedges are ineffective will be reported in the consolidated statement of operations. Hedge ineffectiveness was insignificant for all periods reported. Changes in fair value of derivatives not qualifying as hedges are reported in the consolidated statements of operations.

New Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, as an amendment to SFAS No. 132 (revised 2003), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effects that FSP 132(R)-1 may have on its financial statements.

In November 2008, the SEC issued a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal 2016, including comparative information also prepared under IFRS for fiscal 2014 and fiscal 2015. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the potential impact of IFRS on its financial statements, including early adoption of IFRS, and will continue to review developments with respect to the proposed roadmap.

In May 2008, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a significant effect on the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB issued Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, which for the Company is its fiscal year 2009. The adoption of FSP No. 142-3 is not expected to have a significant effect on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires companies to provide enhanced disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how the hedges affect the entity’s financial condition, results of operations and cash flows. SFAS No. 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008, which for the Company is its fiscal year 2009. The adoption of SFAS No. 161 is not expected to have a significant effect on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The provisions of SFAS No. 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is fiscal year 2009. The adoption of SFAS No. 141(R) is not expected to have a significant effect on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS No. 160 are effective for the fiscal year beginning on or after December 15, 2008, which for the Company is fiscal year 2009. The adoption of SFAS No. 160 is not expected to have a significant effect on the Company’s financial condition, results of operations or cash flows.

In January 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is intended to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, and it does not establish requirements for recognizing dividend income, interest income or interest expense. It also does not eliminate disclosure requirements included in other accounting standards. The Company adopted SFAS No. 159 at the beginning fiscal year of 2008; however, the Company has not elected to change the measurement attributes for any of the permitted items to fair value upon adoption. The adoption of SFAS No. 159 has not had a significant effect on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Relative to SFAS No. 157, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As required, the Company adopted SFAS No. 157 at the beginning of fiscal year 2008 for financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually, the provisions of which have not had a significant effect on the Company’s financial condition, results of operations or cash flows. The adoption of SFAS No. 157 as it pertains to nonfinancial assets and nonfinancial liabilities is not expected to have a significant effect on the Company’s financial condition, results of operations or cash flows in fiscal 2009 (see Note 20).

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

SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets (with limited exceptions). The Company adopted such provisions at the beginning of fiscal year 2008, resulting in a net increase in pension and other post-employment liabilities of $4,090, of which, $2,146 was offset to retained earnings and $1,944 was offset to accumulated other comprehensive income.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (see Note 16).

(3)	Master Sales Agency Terminations and Umbrella Agreement

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

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee was payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement were met. At various times during the life of the Sales Agency Agreement, the Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees, which were recognized in the consolidated statement of operations over the life of the Sales Agency Agreement. In association with the partial terminations, the Company recognized sales agency fee income of $743, $3,239 and $1,101 during fiscal years 2008, 2007 and 2006, respectively.

In October 2007, the Company and Unilever agreed on the Umbrella Agreement (the “Umbrella Agreement”), to replace the previous Sales Agency Agreement, which includes; (i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and (ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of the Company’s subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement have also entered into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

Under the License Agreement, the Company recorded net product and service sales of $151,335 during fiscal year 2008.

(4)	Acquisitions

In June 2008, JDI purchased certain intangible assets relating to a cleaning technology for an aggregate purchase price of $8,020. The purchase price includes a $1,000 non-refundable deposit made in July 2007; $5,020 paid at closing; and $2,000 of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of trademarks, patents, technological know-how, customer relationships and a non-compete agreement. JDI paid the sellers $1,000 in both September 2008 and December 2008 having met certain contingent requirements.

In conjunction with the acquisition, JDI and the sellers entered into a consulting agreement, under which the Company is required to pay to the sellers $1,000 in fiscal 2009 and $1,000 in fiscal 2010, subject to certain conditions.

In addition to the purchase price discussed above, the Company previously maintained an intangible asset in its consolidated balance sheets in the amount of $4,700, representing a payment from JDI to the sellers in a previous period in exchange for an exclusive distribution license agreement relating to this technology. This distribution agreement was terminated as a result of the acquisition and the value of this asset is considered in the final allocation of purchase price.

At December 31, 2008, JDI’s completed allocation of purchase price is as follows:

	Fair Value	Useful Life
Trademarks	$540	Indefinite
Patents	40	18 years
Technological know-how	11,490	20 years
Customer relationships	50	10 years
Non-compete	600	10 years

In March 2007, JDI purchased an additional 6% interest in a North American business that provides purchasing and category management tools to certain of JDI’s end-users for $2,550. The Company previously held 9% of the outstanding shares. The transaction is not considered material to JDI’s consolidated financial position, results of operations or cash flows.

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

(5)	Divestitures

Auto-Chlor Master Franchise and Branch Operations

In December 2007, in conjunction with its November 2005 Plan (see Note 14), JDI executed a sales agreement for its Auto-Chlor Master Franchise and substantially all of its remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $69,800.

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

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. The gain is subject to additional post-closing adjustments including evaluation of potential pension-related settlement changes.

As of the divestiture date, net assets were as follows:

Inventories	$8,343
Property, plant and equipment, net	11,439
Goodwill, allocated	12,745
Other intangibles, net	32,517

Net assets divested	$65,044

Net sales associated with these businesses were approximately $9,882, $62,977 and $50,702 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

Auto-Chlor Branch Operations

In August 2007, in conjunction with its November 2005 Plan, JDI divested certain of its Auto-Chlor branch operations in the eastern United States for $2,450, resulting in a gain of $549 after taxes and related costs. The gain is included within selling, general and administrative expenses in the consolidated statements of operations. Net sales associated with this business were approximately $3,370 and $5,451 for the fiscal years ended December 28, 2007 and December 29, 2006, respectively.

In October 2006, in conjunction with its November 2005 Plan, JDI divested its Auto-Chlor branch operation in the southern United States for $8,987, resulting in a net loss of $2,723 ($1,770 after tax). The net loss is included within selling, general and administrative expenses in the consolidated statements of operations. Net sales associated with this business were approximately $16,700 for the fiscal year ended December 29, 2006.

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

These divestiture activities did not qualify for reporting as discontinued operations and therefore the related gains and losses are included as a component of selling, general and administrative expenses in the consolidated statements of operations.

(6)	Discontinued Operations

DuBois Chemicals

On September 26, 2008, JDI and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of JDI, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”), for approximately $69,700, of which, $5,000 was escrowed subject to meeting certain fiscal year 2009 performance measures and $1,000 was escrowed subject to resolution of certain environmental representations by JDI. The purchase price is also subject to certain post-closing adjustments that are based on net working capital targets. JDI and Riverside are expected to finalize the performance related adjustments during the second quarter of 2010 and all other adjustments during the first quarter of 2009.

DuBois is a North American-based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of JDI and a component of the North American business segment. The sale resulted in a gain of approximately $14,774 ($6,211 after tax), net of related costs.

The following summarizes the carrying amount of assets and liabilities of DuBois immediately preceding divestiture:

September 26, 2008
ASSETS
Current assets:
Accounts receivable, less allowance of $72	$13,232
Inventories	7,204
Other current assets	139

Current assets	$20,575

Non current assets:
Property, plant and equipment, net	$11,014
Goodwill	9,749
Other intangibles, net	9,906

Non current assets	$30,669

LIABILITIES
Current liabilities:
Accounts payable	$2,464
Accrued expenses	2,716

Current liabilities	$5,180

Net sales from discontinued operations relating to DuBois were as follows:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Net sales [1]	$72,134	$121,729	$137,747

[1]	Includes intercompany sales of $7,193, $33,421 and $48,762 for the fiscal years ended December 31, 2008 and December 28, 2007, and December 29, 2006, respectively.

Income from discontinued operations relating to DuBois was comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Income from discontinued operations before taxes and gain from sale	$6,630	$10,943	$15,242
Taxes on discontinued operations	(2,476)	(4,191)	(5,909)
Gain on sale of discontinued operations before taxes	14,774	—	—
Taxes on gain from sale of discontinued operations	(8,563)	—	—

Income from discontinued operations	$10,365	$6,752	$9,333

The asset purchase agreement, relating to the DuBois disposition, refers to ancillary agreements governing certain relationships between the parties, including a distribution agreement and supply agreement, each of which is not considered material to JDI’s consolidated financial results.

On December 19, 2008, in association with the divestiture, the Stockholders’ Agreement was amended and restated to, among other things, adjust the buyout formula relating to Marga B.V.’s shares in the Company to require an incremental payment of $27,033 (of which $6,367 is interest bearing and payable from put execution date) at the time of Marga B.V.’s exit.

Chemical Methods Associates

On September 30, 2006, in connection with the November 2005 Plan (see Note 14), JDI sold its equity interest in Chemical Methods Associates (“CMA”) to Ali SpA, an Italy-based manufacturer of equipment for the food service industry, for $17,000. The purchase price was subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, JDI recorded additional purchase price of approximately $300 based on its preliminary assessment of closing working capital. The sale resulted in a gain of $2,322 ($497 after tax), net of related costs. CMA was a non-core asset of the Company and a component of the North America business segment.

During the fiscal year ended December 28, 2007, JDI finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in a reduction to the gain of $262 ($300 after tax).

Net sales from discontinued operations relating to CMA, excluding sales to JDI, were $16,905 during the twelve months ended December 29, 2006.

Income from discontinued operations relating to CMA was comprised of the following:

	Fiscal Year Ended
	December 28, 2007	December 29, 2006
Income from discontinued operations before taxes and gain from sale	$—	$2,826
Taxes on income from discontinued operations	—	(986)
Gain (loss) on sale of discontinued operations before taxes	(262)	2,322
Taxes on gain (loss) from sale of discontinued operations	(38)	(1,825)

Income (loss) from discontinued operations	$(300)	$2,337

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“Johnson Polymer”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of JDI, completed the sale of substantially all of the assets of Johnson Polymer, certain of the equity interests in, or assets of, certain Johnson Polymer subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid JDI $1,500 for the option to extend the tolling agreement (described below) by up to six months. In December 2006, the Company and BASF finalized purchase price adjustments related to the net asset value and JDI received an additional $4,062.

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

During the fiscal year ended December 28, 2007, JDI finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($305 after-tax gain). The company recorded additional closing costs, reducing the gain by $192 ($226 after-tax loss), during the fiscal year ended December 31, 2008.

The asset and equity purchase agreement relating to the disposition of the Polymer Business refers to ancillary agreements governing certain relationships between the parties, including a supply agreement and tolling agreement, each of which is not considered material to the Company’s consolidated financial results.

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

The Polymer Business sold $7,003 of polymer product to JDI during the six months ended June 30, 2006.

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

Net sales from discontinued operations relating to the Polymer Business, excluding sales to the Company and including net sales related to the tolling agreement with BASF, were $189,232 during the fiscal year ended December 29, 2006.

Income from discontinued operations relating to the Polymer Business was comprised of the following:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Income from discontinued operations before taxes and gain from sale	$—	$—	$22,019
Taxes on income from discontinued operations	—	—	(7,475)
Gain (loss) on sale of discontinued operations before taxes	(192)	(1,742)	352,907
Taxes on gain (loss) from sale of discontinued operations	(34)	2,047	(96,214)
Income from tolling operations	477	1,903	620
Taxes on income from tolling operations	(200)	(694)	(419)

Income from discontinued operations	$51	$1,514	$271,438

In connection with the disposition of the Polymer Business, the Stockholders’ Agreement was amended to, among other things, adjust the buyout formula relating to Marga B.V.’s shares in the Company to require an incremental payment of $30,000, plus interest (payable from put execution date) at the time of Marga B.V.’s exit. The Stockholders’ Agreement also provides for the issuance of equity of the Company to Marga B.V. that would result in the incremental payment to Marga B.V., by Holdco, of up to $40,000, plus interest, at the time of Marga B.V.’s exit.

Whitmire Micro-Gen Business

In June 2004, JDI completed the sale of Whitmire Micro-Gen Research Laboratories, Inc. (“Whitmire”) to Sorex Holdings, Ltd., a European pest-control manufacturer headquartered in the United Kingdom, for $46,000 in cash and the assumption of certain liabilities.

The purchase agreement provided for additional earn-out provisions based on future Whitmire net sales, for which the Company recorded $124 during the three month period ended March 31, 2006. The income is included as a component of income from discontinued operations in the consolidated statements of operations.

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

The total potential for securitization of trade receivables under this program at December 31, 2008 and December 28, 2007 was $75,000. In December 2008, the Receivables facility was amended and restated to include the Company’s Canadian subsidiary and to extend the maturity of the agreement to December 2009.

As of December 31, 2008 and December 28, 2007, the Conduit held $43,700 and $45,200, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

As of December 31, 2008 and December 28, 2007, the Company had a retained interest of $74,712 and $79,958, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

Costs associated with the sale of beneficial interests in the receivables vary on a monthly basis and are generally related to the commercial paper rate and administrative fees associated with the overall program facility. Such costs were $2,195, $3,546, and $5,447 for the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, respectively, and are included in interest expense in the consolidated statements of operations.

(8)	Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	December 31, 2008	December 28, 2007
Land and improvements	$57,260	$68,875
Buildings and leasehold improvements	203,340	192,518
Equipment	620,739	640,852
Capital leases	3,611	4,029
Construction in progress	28,382	44,236

	913,332	950,510
Less – Accumulated depreciation	(501,310)	(508,076)

Property, plant and equipment, net	$412,022	$442,434

(9)	Capitalized Software

Capitalized software, net, consisted of the following:

	December 31, 2008	December 28, 2007
Capitalized software	$231,442	$205,763
Less – Accumulated amortization	(187,578)	(169,207)

	$43,864	$36,556

Amortization expense related to capitalized software was $15,736, $32,868 and $38,422 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively. Included in these amounts are impairment charges of $0, $2,745 (which relates to the November 2005 Plan – see Notes 2 and 14) and $365 for the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, respectively. The Company recorded additional impairment charges of $25, $3 and $0 directly to selling, general and administrative expenses in the consolidated statements of operations for the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, respectively.

During the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, the Company capitalized $70, $115 and $78, respectively, of interest in connection with its ongoing software projects.

(10)	Goodwill

Changes in the balance of the goodwill account were as follows:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007
Balance at beginning of year	$1,287,158	$1,186,355
Divestitures	(12,745)	—
Impact of foreign currency fluctuations	(48,399)	100,803

Balance at end of year	$1,226,014	$1,287,158

(11)	Other Intangibles

Other intangibles consisted of the following:

	Weighted-Average Useful Lives	December 31, 2008	December 28, 2007
Definite-lived intangible assets:
Trademarks and patents	10 years	$51,766	$52,831
Customer lists, contracts, licenses and other intangibles	14 years	192,663	249,523
Indefinite-lived intangible assets:
Trademarks and patents	—	131,438	151,686
Licenses and other intangibles	—	2,441	2,441

		378,308	456,481
Less – Accumulated amortization		(146,718)	(165,369)

Other intangibles, net		$231,590	$291,112

Amortization expense for other intangibles was $22,901, $26,355 and $48,984 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively. Included in these amounts are impairment charges of $0, $1,308 and $20,563, respectively, relating to the November 2005 Plan – see Notes 2 and 14.

The aggregate amounts of anticipated amortization of intangible assets for each of the next five fiscal years and thereafter are as follows:

Year
2009	$18,423
2010	17,722
2011	12,623
2012	6,814
2013	5,433
Thereafter	36,696

$97,711

(12)	Indebtedness and Credit Arrangements

The following represents indebtedness and credit arrangements of the Company and its wholly owned subsidiary, JDI, at December 31, 2008:

	December 31, 2008	December 28, 2007
Short-term borrowings:
Lines of credit	$26,448	$18,898

Long-term borrowings:
JohnsonDiversey, Inc.:
Term loan B	$429,750	$438,500
Japan loan	11,055	13,292
Senior subordinated notes	614,573	630,840
JohnsonDiversey Holdings, Inc.:
Senior discount notes	388,983	384,981

	1,444,361	1,467,613
Less: Current portion	19,805	13,181

	$1,424,556	$1,454,432

In December 2005, the Company amended its senior secured credit facilities. The amended facilities consisted of a $775,000 term loan B facility maturing December 16, 2011; a $100,000 delayed draw term loan facility maturing December 16, 2010; and a $175,000 dollar/euro revolving credit facility maturing December 16, 2010.

In June 2007, the Company amended its senior secured credit facilities to reduce the interest rate payable on the term loan B facility and the delayed draw term loan facility from LIBOR plus 250 basis points to LIBOR plus 200 basis points, thereby reducing borrowing costs over the remaining life of the credit facilities. The Company incurred costs of $500 in relation to this amendment, which have been capitalized and are being amortized over the remaining term of the facilities.

The term loan B facility and the delayed draw term loan facility bear interest based on LIBOR plus 200 basis points (5.19% at December 31, 2008 and 6.88% at December 28, 2007). The term loan B facility and the delayed draw term loan facility have scheduled principal reductions semiannually. All obligations under the credit facilities are secured by all the assets of Holdings, the Company and each subsidiary of the Company (but limited to the extent necessary to avoid materially adverse tax consequences to the Company and its subsidiaries, taken as a whole and by restrictions imposed by applicable law).

At December 31, 2008 and December 28, 2007, there were no borrowings under the revolving credit facility. The revolving facility bears interest at floating rates based on Prime or LIBOR, plus a variable, leverage ratio-based spread of 225 basis points at December 31, 2008 and December 28, 2007, respectively.

In December 2005, the Company’s Japanese subsidiary entered into a ¥2,500,000 term loan. The interest rate on the loan is based on TIBOR plus 102.5 basis points (1.83% at December 31, 2008). The loan matures on December 29, 2009, with scheduled principal reductions semiannually.

In May 2002, the Company issued $300,000 and €225,000 of 9.625% senior subordinated notes due 2012 to finance a portion of the cash purchase price of the DiverseyLever business. In January 2003, the series A senior subordinated notes were exchanged for series B senior subordinated notes (the “Senior Subordinated Notes”) with the same interest rates and maturity dates.

Scheduled Maturities of Long-term Borrowings

Aggregate scheduled maturities of long-term borrowings in each of the next five fiscal years and thereafter are as follows:

Year
2009	$19,805
2010	104,750
2011	316,250
2012	614,573
2013	388,983
Thereafter	—

$1,444,361

Financial Covenants

Under the terms of its amended and restated senior secured credit facilities, the Company is subject to specified financial covenants and other limitations that require the Company to meet the following targets and ratios:

Maximum Leverage Ratio. The Company is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of: (i) the Company’s consolidated indebtedness (excluding up to $55,000 of indebtedness incurred under the Company’s Receivables Facility and indebtedness relating to specified interest rate hedge agreements) less cash and cash equivalents as of the last day of a financial covenant period using the weighted-average exchange rate calculated in accordance with the senior secured credit facilities to (ii) the Company’s consolidated EBITDA (as defined in the senior secured credit facilities) for the same financial covenant period. EBITDA is generally defined in the senior secured credit facilities as earnings before interest, taxes, depreciation and amortization, plus the addback of specified expenses. The senior secured credit facilities require that the Company’s maximum leverage ratio not exceed a declining range from 4.25 to 1 for the financial covenant period ending nearest December 31, 2008, to 3.50 to 1 for the financial covenant periods ending nearest September 30, 2010 and thereafter.

Minimum Interest Coverage Ratio. The Company is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the senior secured credit facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of: (i) the Company’s consolidated EBITDA (as defined in the senior secured credit facilities) for a financial covenant period to (ii) the Company’s cash interest expense for that same financial covenant period calculated in accordance with the senior secured credit facilities. The senior secured credit facilities require that the Company’s minimum interest coverage ratio not exceed an increasing range from 2.50 to 1 for the financial covenant period ending nearest December 31, 2008, to 3.00 to 1 for the financial covenant period ending nearest September 30, 2010 and thereafter.

Capital Expenditures. Capital expenditures are generally limited under the senior secured credit facilities to $150,000 in fiscal year 2006 and to $130,000 for subsequent fiscal years. To the extent that the Company makes capital expenditures of less than the limit in any fiscal year, however, it may carry forward into the subsequent year the difference between the limit and the actual amount expended, provided that the amounts carried forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 31, 2008, the Company was in compliance with the limitation on capital expenditures for fiscal year 2008.

Restructuring Charges. The senior secured credit facilities generally limit the amount of cash payments; (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355,000 in the aggregate; (ii) arising in connection with costs associated with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45,000; and (iii) arising in connection with the proceeds associated with permitted divestitures from fiscal year 2006 through the end of fiscal year 2008 to the maximum of net cash proceeds provided.

The senior secured credit facilities contain additional covenants that restrict the Company’s ability to declare dividends and to redeem and repurchase capital stock. The senior secured credit facilities also limit the Company’s ability to incur additional liens, engage in sale-leaseback transactions, incur additional indebtedness and make investments.

As of December 31, 2008, the Company was in compliance with all covenants under the senior secured credit facilities.

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

As of December 31, 2008, the Company was in compliance with all covenants under the indentures for the senior subordinated notes.

Cross Defaults

The Company’s failure to comply with the terms of in its senior secured credit facilities or its indentures for the senior subordinated notes or the Company’s inability to comply with financial ratio tests or other restrictions could result in an event of default under the indentures for the senior subordinated notes or the senior secured credit facilities. Additionally, a payment default or default that permits or results in the acceleration of indebtedness aggregating $25,000 or more, including, without limitation, indebtedness under the senior secured credit facilities, the indentures for the senior subordinated notes and indebtedness under the Company’s Receivables Facility and foreign lines of credit, is also an event of default under the senior secured credit facilities, the indentures for the senior subordinated notes and the indenture for Holdings’ senior discount notes. Further, specified defaults under the credit facilities and the indentures for the senior subordinated notes constitute defaults under the Company’s Receivables Facility, some of the Company’s foreign lines of credit and the Company’s license agreements with SCJ. A default, if not cured or waived, may permit acceleration of the Company’s indebtedness or result in a termination of its license agreements.

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

Interest Rate Swaps

In connection with the senior secured credit facilities, the Company is party to four interest rate swaps, as described in Note 13.

Stockholders’ Agreement

In connection with the acquisition of DiverseyLever, Holdings entered into a Stockholders’ Agreement with its stockholders–Holdco and Marga B.V. The Stockholders’ Agreement was amended and restated on December 19, 2008. The Stockholders’ Agreement limits Holdings’ and the Company’s and JDI’s ability to effect various transactions, including among others, entering into certain transactions with affiliates, issuing additional shares of capital stock or other equity or equity-related interests, incurring certain types of indebtedness and making certain investments.

If Unilever exercises its put option under the Stockholders’ Agreement to require the Company to purchase the shares then beneficially owned by Unilever and the Company fails to purchase all of Unilever’s shares for cash on or after May 3, 2010, the Company may be required to issue to Unilever a subordinated promissory note in exchange for the remainder of Unilever’s shares in the principal amount equal to the then-fair market value of the shares. The maturity date of the promissory note would be either 90 days or one year after its issuance, depending on the level of Unilever’s ownership in Holdings at that time. The promissory note would bear interest at the average British Banker’s Association Interest Settlement Rate for deposits with a term of 180 days plus 25 basis points. The terms of the promissory note would provide Unilever with rights similar to its rights as a shareholder under the Stockholder’s Agreement, including board representation, veto and access and information rights.

(13)	Financial Instruments

The Company sells its products in more than 160 countries and approximately 80% of the Company’s revenues are generated outside North America. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

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

At December 31, 2008 and December 28, 2007, JDI held 37 and 39 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with aggregate notional amounts of $226,021 and $280,280, respectively. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. JDI records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were $(12,521), $9,230 and $16,003 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

As of December 31, 2008 and December 28, 2007, JDI held 85 and 96 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with aggregate notional amounts of $31,561 and $30,742, respectively. The maximum length of time over which JDI typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income (loss) and reclassified as a component to net income in the same period or periods during which the hedged transaction affects earnings. Net unrealized gains on cash flow hedging instruments of $1,627 and $579 were included in accumulated other comprehensive income, net of tax, at December 31, 2008 and December 28, 2007, respectively. There was no ineffectiveness related to cash flow hedging instruments during the fiscal years ended December 31, 2008 or December 28, 2007. Unrealized gains and losses existing at December 31, 2008, which are expected to be reclassified into the consolidated statements of operations from other comprehensive income during fiscal year 2008, are not expected to be significant.

JDI was party to three euro denominated interest rate swaps. All of these swaps were entered into in May 2002, with an expiration date in May 2007. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 12) with a final maturity of December 2011. Under the terms of these swaps, JDI paid a fixed rate of 4.8% and received three-month EURIBOR on the notional amount of the euro swaps for the life of the swaps. In connection with the April 2005 amendment to the senior secured credit facilities, all euro denominated term debt was paid in full. As a result, the three euro swaps were caused to be ineffective, requiring all previously unrealized losses to be recorded as a component of interest expense in the consolidated statements of operations at the repayment date. In April 2005, the Company recognized $8,692 of accumulated losses in interest expense in the consolidated statement of operations. Subsequent to April 2005, gains resulting from changes in the fair value of the euro swaps in the amounts of $1,329 and $4,206 are recognized in interest expense in the consolidated statement of operations for the fiscal years ended December 28, 2007 and December 29, 2006, respectively.

JDI is currently party to four interest rate swaps with expiration dates of May 2009 and May 2010. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 12) with a final maturity of December 2011. Under the terms of these swaps, JDI pays fixed rates of 4.825%, 4.845%, 4.9% and 5.26% and receives three-month LIBOR on the notional amount for the life of the swaps. There was no ineffectiveness related to these swaps during the fiscal years ended December 31, 2008 or December 28, 2007.

All interest rate swaps are designated and qualify as cash flows hedging instruments and, therefore, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income (loss) and reclassified as a component to net income in the same period or periods during which the hedged exposure (interest) affects earnings. The net unrealized losses included in accumulated other comprehensive income, net of tax, were $6,496 and $2,893 for the years ended December 31, 2008 and December 28, 2007, respectively.

(14)	Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company’s Board of Directors approved a restructuring program (“November 2005 Plan”), which is expected to take three to four years to implement, and includes a redesign of the Company’s organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. In addition to the divestiture of the Polymer Business, CMA and DuBois (see Note 6), the Company has divested or exited (see Note 5) or is considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

In connection with the November 2005 Plan, the Company recognized liabilities of $57,219, $24,687 and $112,996 in the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively, for the involuntary termination of 631, 354 and 1,415 employees of which 370, 594 and 1,167 were actually terminated as of December 31, 2008, December 28, 2007 and December 29, 2006, respectively. In fiscal year 2006, approximately 500 terminated employees were associated with the exit from a majority of the service-oriented laundry and ware wash business in the United States. In fiscal year 2007, most of the involuntary terminations were associated with the European business segment. In fiscal year 2008, most of the involuntary terminations were associated with the European and Japanese business segments. The Company also recorded $72, $2,552 and $1,791 for other restructuring related costs during the twelve months ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

The activities associated with the November 2005 Plan for each of the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 30, 2005	$2,300	$47	$2,347
Liability recorded as restructuring expense	112,996	1,791	114,787
Cash paid [1]	(46,323)	(586)	(46,909)

Liability balances as of December 29, 2006	68,973	1,252	70,225
Liability recorded as restructuring expense	24,687	2,552	27,239
Liability adjustments [2]	—	(70)	(70)
Cash paid [3]	(50,591)	(577)	(51,168)

Liability balances as of December 28, 2007	43,069	3,157	46,226
Liability recorded as restructuring expense	57,219	72	57,291
Cash paid [4]	(43,167)	(280)	(43,447)

Liability balances as of December 31, 2008	$57,121	$2,949	$60,070

[1]	Cash paid is reduced by $3,317 due to the effects of foreign exchange.
[2]	Liability adjustments include reductions based on clarification of original assumptions, of which $74 resulted in reduction of restructuring expense and $4 was reclassified to other liabilities.
[3]	Cash paid is reduced by $681 due to the effects of foreign exchange.
[4]	Cash paid is reduced by $259 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $6,347, $12,774 and $41,772 in the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively. The impairment charges are included in selling, general and administrative costs.

Total plan-to-date expense associated with the November 2005 Plan, by reporting segment, is summarized as follows:

	Total Plan To-Date	Fiscal Year Ended
		December 31, 2008	December 28, 2007	December 26, 2006
North America	$34,094	$8,939	$4,601	$20,962
Europe	124,019	32,071	21,922	68,223
Japan	11,679	9,128	787	1,764
Latin America	5,629	2,196	1,118	1,453
Asia Pacific	1,744	1,260	278	206
Other	26,587	3,697	(1,541)	22,179

	$203,752	$57,291	$27,165	$114,787

In December 2008, the Company transferred $49,463 to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan, a majority of which it expects to utilize during fiscal year 2009. At December 31, 2008, the Company classified the trust balances as restricted cash on its consolidated balance sheets.

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

	Exit Plans			Acquisition Related Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of December 30, 2005	$400	$14	$414	$5,279	$19	$5,298
Liability recorded as restructuring expense	—	—	—	(232)	—	(232)
Cash Paid [1]	(138)	3	(135)	(2,421)	(150)	(2,571)

Liability balances as of December 29, 2006	262	17	279	2,626	(131)	2,495
Liability recorded as restructuring expense	99	—	99	(276)	17	(259)
Liability Adjustments [2]	—	—	—	—	(7)	(7)
Cash Paid [1]	(149)	(15)	(164)	(665)	(155)	(820)

Liability balances as of December 28, 2007	212	2	214	1,685	(276)	1,409
Liability recorded as restructuring expense	(194)	—	(194)	(838)	393	(445)
Liability Adjustments [3]	—	—	—	(35)	—	(35)
Cash Paid [1]	(18)	(2)	(20)	(405)	12	(393)

Liability balances as of December 31, 2008	$—	$—	$—	$407	$129	$536

[1]	Cash paid includes the effects of foreign exchange.
[2]	Liability adjustments reflect the reclassification of amounts previously recorded in other liabilities.
[3]	Liability adjustments reflect the reclassification of amounts recorded in other income.

(15)	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations, include the following:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Foreign currency translation (gain) loss	$18,127	$(11,308)	$(11,384)
Forward contracts (gain) loss	(12,521)	9,230	16,003
Other, net	65	1,291	613

	$5,671	$(787)	$5,232

(16)	Income Taxes

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

Income Tax Expense (Benefit)

The provision (benefit) for income taxes for continuing operations was comprised of:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Current tax expense (benefit):
Federal	$6,822	$3,820	$(91,333)
State	29	1,993	(11,181)
Foreign	30,631	35,421	24,543
Deferred tax expense (benefit):
Federal	(4,513)	(15,147)	(989)
Foreign	18,329	38,447	(15,324)

	$51,298	$64,534	$(94,284)

With the adoption of FIN No. 48, the Company decided to reclassify state tax expense for the fiscal year ended December 29, 2006 in the amount of $1,061 from current federal tax expense to current state tax expense.

A reconciliation of the difference between the statutory U.S. federal income tax benefit to the Company’s income tax expense (benefit) for continuing operations is as follows:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Statutory U.S. federal income tax benefit	$(6,523)	$(26,321)	$(97,838)
State income taxes, net of federal benefit	(588)	(291)	(12,242)
Effect of foreign operations	(587)	(1,390)	(670)
Nondeductible goodwill	4,990	—	—
Nondeductible expenses	3,979	12,043	8,294
Increase in valuation allowance	34,331	71,589	11,162
Increase (decrease) in foreign earnings deemed remitted	3,750	294	(3,472)
Increase (decrease) in unrecognized tax benefits	11,884	9,374	3,589
Other	62	(764)	(3,107)

Income tax expense (benefit)	$51,298	$64,534	$(94,284)

Deferred Income Tax Assets and Liabilities

The differences between the tax bases of assets and liabilities and their financial statement carrying value that give rise to significant portions of deferred income tax assets or liabilities include the following:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007
Deferred tax assets:
Employee benefits	$100,296	$76,104
Inventories	6,141	8,942
Accrued expenses	47,678	57,445
Net operating loss carryforwards	178,906	158,076
Other, net	9,845	5,623
Foreign tax credits	118,271	97,228
Valuation allowance	(335,452)	(295,376)

	$125,685	$108,042

Deferred tax liabilities:
Tangible assets	$636	$6,111
Intangible assets	127,741	136,104
Senior Discounted Notes	6,053	7,448
Foreign earnings deemed remitted	33,068	25,958

	$167,498	$175,621

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

The valuation allowance at December 28, 2007 and December 31, 2008 was also determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Based on the continued historical U.S. tax losses, the Company continued to conclude that it was not more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional U.S. valuation allowance of $42,547 and $22,685 for continuing operations for the years ended December 28, 2007 and December 31, 2008, respectively. The Company does not believe the valuation allowances recorded in fiscal years 2005 through 2008 are indicative of future cash tax expenditures. If the November 2005 Plan produces the results anticipated by management, the Company anticipates that all or a portion of the valuation allowance would reverse in future periods.

The Company has foreign net operating loss carryforwards, as per the tax returns, totaling $439,112 that expire as follows: fiscal 2009 – $2,220; fiscal 2010 – $29,504; fiscal 2011 – $35,645; fiscal 2012 – $26,013; fiscal 2013 – $31,982; fiscal 2014 and beyond – $172,028; and no expiration – $141,720.

The Company also has foreign tax credit carryforwards, as per the tax returns, totaling $91,582 that expire as follows: fiscal 2009 – $759; fiscal 2010 – $294; fiscal 2011 – $429; fiscal 2012 – $5,139; fiscal 2013 – $8,238; fiscal 2014 and beyond – $66,124; and no expiration – $10,599. The Company also has U.S. federal and state net operating loss carryforwards as per the tax returns, totaling $163,233 and $761,414, respectively. The federal net operating loss carryforward expires as follows: 2025 – $44,136; 2027 – $53,635; and 2028 – $65,462. The state net operating loss carryforwards expire in various amounts over one to twenty years. Valuation allowances of $335,452 and $295,376 as of December 31, 2008 and December 28, 2007, respectively, have been provided for deferred income tax benefits related to the foreign, federal and state loss carryforwards, tax credits, and other net deferred tax assets where it is more likely than not that amounts may not be realized. The valuation allowance at December 28, 2007 includes $2,241 related to acquired foreign loss carryforwards. According to SFAS No. 141(R), any tax benefits recognized subsequent to the fiscal year ended December 31, 2008 for the acquired foreign loss carryforwards will be recorded as a benefit to income tax expense.

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

As of December 31, 2008, the Company had gross unrecognized tax benefits for uncertain tax positions of $121,707, including positions impacting the timing of tax benefits, of which $37,308, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). As of the end of the 2008 fiscal year, the Company had accrued interest and penalties of $14,491 related to unrecognized tax benefits, of which $2,098 was recorded as income tax expense during the fiscal year ended December 31, 2008.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and international jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has substantially completed tax audits for all U.S. federal income tax matters for years through 2004, although the U.S. income tax authorities could challenge the U.S. income tax losses carried forward to subsequent periods. The Company has generally concluded all other income tax matters globally for years through 2002.

The Company is currently under audit by various state and international tax authorities. The statute of limitation for tax assessments will expire in many jurisdictions during 2009. Based on the anticipated outcomes of these tax audits and the potential lapse of statutes of limitation, it is reasonably possible there could be a reduction of $19,390 in unrecognized tax benefits during 2009.

The following table represents a tabular reconsiliation of total gross unrecognized tax benefits for the fiscal years ended December 28, 2007 and December 31, 2008:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007
Unrecognized tax benefits – beginning of year	$108,724	$78,697
Gross increases – tax positions in prior period	14,632	6,798
Gross decreases – tax positions in prior period	(10,182)	(17,962)
Gross increases – current-period tax positions	13,454	38,482
Lapse of statute of limitations	(1,111)	(130)
Currency translation adjustment	(3,810)	2,839

Unrecognized tax benefits – end of year	$121,707	$108,724

Other Income Tax Information

The Company reported income tax expense of $11,273 on pre-tax income from discontinued operations of $21,689 for the fiscal year ended December 31, 2008. The effective income tax rate of 52.0% exceeds the statutory rate primarily as a result of an excess of book goodwill over tax goodwill considered disposed in conjunction with the divestiture of the DuBois business. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the income tax benefit from use of the current year pre-tax loss from continuing operations to offset the gain from the divestiture of the DuBois business is reported as an income tax benefit for continuing operations.

Pretax income (loss) from foreign continuing operations was $89,479, $89,538 and ($8,649), for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively. Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. As of December 31, 2008, federal and state taxes have not been provided for the repatriation of unremitted earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

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

(17) Defined Benefit Plans

Employees around the world participate in various local pension and other defined benefit plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation, either earned throughout that service or during the final years of employment. Some smaller plans also provide long-service payments.

Global Defined Benefit Pension Plans

The following table provides a summary of the changes in the Company’s plans’ benefit obligations, assets and funded status during fiscal years 2008 and 2007, and the amounts recognized in the consolidated balance sheets, in respect of those countries where the pension liabilities exceeded a certain threshold (approximately $5,000).

	Fiscal Year Ended
	December 31, 2008			December 28, 2007
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Change in benefit obligations:
Benefit obligation at beginning of period	$230,841	$72,320	$494,247	$242,806	$69,145	$482,383
Measurement date adjustment	263	—	—	—	—	—
Service cost	9,378	1,240	14,798	10,714	1,256	18,681
Interest cost	13,743	1,458	24,237	13,983	1,565	22,274
Plan participant contributions	451	—	3,711	425	—	3,466
Actuarial (gain) loss	(21,526)	(1,877)	(41,228)	(9,797)	1,392	(58,851)
Benefits paid	(23,494)	(10,971)	(15,312)	(35,625)	(4,744)	(15,107)
(Gain) loss due to exchange rate movements	(9,996)	16,426	(34,458)	8,569	3,706	38,220
Plan amendments	—	—	(905)	—	—	—
Acquisitions	—	—	—	—	—	5,120
Curtailments, settlements and special termination benefits	(721)	(151)	1,353	(234)	—	(1,939)

Benefit obligation at end of period	$198,939	$78,445	$446,443	$230,841	$72,320	$494,247

Change in plan assets:
Fair value of plan assets at beginning of period	$226,291	$33,142	$401,462	$211,162	$32,002	$347,660
Measurement date adjustment	(4,271)	—	—	—	—	—
Actual return on plan assets	(39,119)	(6,428)	(72,557)	15,865	356	8,882
Employer contribution	6,436	6,374	31,713	27,226	3,826	26,036
Plan participant contributions	451	—	3,711	425	—	3,466
Benefits paid	(23,494)	(10,971)	(15,312)	(35,625)	(4,744)	(15,107)
Gain (loss) due to exchange rate movements	(8,316)	6,628	(30,173)	7,238	1,702	28,606
Acquisitions	—	—	—	—	—	1,919
Settlements	—	—	388	—	—	—

Fair value of plan assets at end of period	$157,978	$28,745	$319,232	$226,291	$33,142	$401,462

Net amount recognized:
Funded status	$(40,960)	$(49,700)	$(127,211)	$(4,550)	$(39,178)	$(92,785)
Employer contributions between measurement date and year end	—	—	—	165	—	—

Net amount recognized	$(40,960)	$(49,700)	$(127,211)	$(4,385)	$(39,178)	$(92,785)

Net amount recognized in consolidated balance sheets consists of:
Noncurrent asset	$—	$—	$7,283	$9,293	$—	$15,438
Current liability	(235)	(132)	(2,985)	(207)	(165)	(2,588)
Noncurrent liability	(40,725)	(49,568)	(131,509)	(13,471)	(39,013)	(105,635)

Net amount recognized	$(40,960)	$(49,700)	$(127,211)	$(4,385)	$(39,178)	$(92,785)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain) loss	$83,615	$33,580	$55,787	52,238	26,390	(1,287)
Prior service (credit) cost	—	14	(12,720)	(59)	18	(13,252)
Transition obligation	—	207	1,715	—	218	2,017

Total	$83,615	$33,801	$44,782	$52,179	$26,626	$(12,522)

Adoption of SFAS No. 158

The Company adopted measurement date provisions of SFAS No. 158 at the beginning of fiscal year 2008, resulting in an increase in pension liabilities of $4,534, of which, $973 was recorded as part of retained earnings and $3,561 was recorded as part of accumulated other comprehensive income.

The Company adopted the funded status provisions of SFAS No. 158 at December 28, 2007 resulting in an increase in net pension liabilities of $33,609, which was substantially recorded as part of accumulated other comprehensive income.

Curtailments, Settlements and Special Termination Benefits

In December 2008, the Company recognized a special termination loss of $223 related to the partial plan termination of the Cash Balance Pension Plan in the United States. The Company recorded the loss as a component of discontinued operations in the consolidated statement of operations.

In September 2008, the Company recognized curtailment and special termination losses of $445 in defined pension benefits related to the divestiture of the Dubois business in the United States and Canada. The DuBois related losses were recorded as a component of discontinued operations in the consolidated statement of operations.

In September 2008, the Company recognized a curtailment gain of $200 relating to the announced freeze of the Cash Balance Pension Plan in the United States. The Company recorded the gain in selling, general and administrative expenses in the consolidated statement of operations.

In February 2008, the Company recognized a curtailment loss of $13 in defined pension benefits related to the divestiture of the Auto-Chlor business in the United States. The Auto-Chlor related loss was recorded in selling, general and administrative expenses in the consolidated statement of operations.

During fiscal year 2008, in association with restructuring activities and changes in defined benefit plans, France, Italy and Turkey recognized net curtailment and settlement gains of $335. The Company recorded the gain in selling, general and administrative expenses in the consolidated statement of operations.

During fiscal year 2008, in association with restructuring activities, the Company recognized special termination losses of $982 related to SERA pension benefits provided to certain former employees of the United Kingdom. The Company recorded the losses in selling, general and administrative expenses in the consolidated statement of operations.

During fiscal year 2008, the Company recognized a settlement of defined benefits to former Japan employees, resulting in a related loss of $3,010. The Company recorded the loss in selling, general and administrative expenses in the consolidated statement of operations.

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

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2008 were as follows:

	December 31, 2008			December 28, 2007
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$198,939	$78,445	$361,052	$61,021	$72,320	$380,769
Fair value of plan assets	157,978	28,745	226,557	47,178	33,142	272,546

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2008 and December 28, 2007 were as follows:

	December 31, 2008			December 28, 2007
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$162,894	$78,445	$283,209	$4,596	$72,320	$140,706
Accumulated benefit obligation	162,894	78,445	247,382	4,440	71,560	130,413
Fair value of plan assets	127,720	28,745	153,609	—	33,142	59,185

Weighted average assumptions used to determine net periodic costs were as follows:

	Fiscal Year Ended
	December 31, 2008			December 28, 2007
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Weighted-average discount rate	6.01%	2.05%	4.95%	5.92%	2.05%	4.95%
Weighted-average rate of increase in future compensation levels	4.25%	2.05%	2.84%	4.25%	4.00%	2.84%
Weighted-average expected long-term rate of return on plan assets	7.90%	3.62%	6.45%	7.90%	3.62%	6.44%

The components of net periodic benefit cost for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively, were as follows:

	Fiscal Year Ended
	December 31, 2008			December 28, 2007			December 29, 2006
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Service cost	$9,378	$1,240	$14,798	$10,714	$1,256	$18,681	$11,118	$1,348	$20,198
Interest cost	13,743	1,457	24,237	13,983	1,565	22,274	14,412	1,566	20,287
Expected return on plan assets	(16,326)	(1,035)	(26,056)	(16,562)	(793)	(23,518)	(14,734)	(610)	(21,044)
Amortization of net loss	2,795	1,878	(1,034)	3,182	1,803	1,633	3,322	2,348	2,613
Amortization of transition obligation	—	30	213	—	120	199	—	234	182
Amortization of prior service (credit) cost	(14)	5	(967)	(18)	5	(739)	(28)	5	(679)
Curtailments, settlements and special termination benefits	481	3,010	648	8,067	—	1,444	1,448	1,951	188

Net periodic pension cost	$10,057	$6,585	$11,839	$19,366	$3,956	$19,974	$15,538	$6,842	$21,745

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The amounts in accumulated other comprehensive income as of December 31, 2008, that are expected to be recognized as components of net periodic benefit cost during the next fiscal year, are as follows:

	North America Plans	Japan Plans	Rest of World Plans
Actuarial (gain) loss	$4,848	$2,665	$2,855
Prior service (credit) cost	—	6	(929)
Transition (asset) obligation	—	33	203

Expected pension benefit disbursements for each of the next five years and the five succeeding years are as follows:

	North America Plans	Japan Plans	Rest of World Plans
Year
2009	$16,845	$4,465	$13,878
2010	13,397	4,455	14,424
2011	14,226	4,690	15,040
2012	13,168	4,538	16,974
2013	14,081	4,527	18,937
Next five years thereafter	83,893	21,197	96,987

Defined Benefit Pension Plans

The Company used a measurement date of October 31 for its United States based pension plans for fiscal year 2007 and December 31 for fiscal year 2008. The change in measurement dates was required by SFAS No. 158. All non-United States based pension plans used a December 31 measurement date for fiscal years 2007 and 2008.

The following represents the weighted-average asset allocation by asset category for the Company’s North America, Japan and Rest of World defined benefit pension plans on December 31, 2008:

Asset Class	North America Plans		Japan Plans		Rest of World Plans
	Allocation	Target	Allocation	Target	Allocation	Target
Non-U.S. Equities	18%	18%	17%	32%	32%	42%
U.S. Equities	28%	30%	4%	0%	6%	4%
Non-U.S. Fixed Income	8%	7%	13%	14%	43%	39%
U.S. Fixed Income	42%	40%	0%	0%	0%	1%
Non-U.S. Real Estate	0%	0%	0%	0%	11%	11%
U.S. Real Estate	2%	3%	0%	0%	1%	0%
Cash and Cash Equivalents	2%	2%	66%	54%	7%	3%

The Company expects to contribute approximately $2,653, $5,162 and $26,519 respectively, to its North America, Japan and Rest of World defined benefit pension plans during fiscal year 2009.

Investment Policies & Strategies

A diversified strategic asset allocation that efficiently and prudently generates investment returns that will meet the objectives of the trust is developed using an asset/liability study for each trust. These studies incorporate specific plan objectives as well as long-term capital market returns and volatilities. Managers are selected to manage assets in given asset class based on their ability to provide returns at or above a passive investment in their asset class. These managers are evaluated annually on their risk adjusted returns. The actual asset allocations are monitored and adjusted toward the strategic target when appropriate. Investment guidelines have been developed and provided to the managers.

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

North America	Expected Return
Canada	7.50%
United States	8.00%

Japan
Japan	3.62%

Rest of World
Austria	5.00%
Belgium	7.25%
Germany	5.50%
Ireland	7.00%
Netherlands	6.75%
Switzerland	5.75%
United Kingdom	7.00%

Supplemental Separation Pay Plan

The Company also had an unfunded supplemental separation pay plan that was terminated and settled in 2008, resulting in distributions equivalent to accrued expenses. The Company has no further obligations in respect to this plan.

This plan provided retirement benefits for employees formerly with SCJ who were hired before 1995. The projected benefit obligation was $5,776 as of December 28, 2007 and was included in accrued expenses on the consolidated balance sheets. The accumulated benefit obligation was $4,305 as of December 28, 2007.

Prior to termination of the plan, the Company adopted measurement date provisions of SFAS No. 158 at the beginning of fiscal year 2008. This resulted in an increase in pension liabilities of $96, all of which was recorded in retained earnings.

(18)	Other Post-Employment Benefits

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

	Fiscal Year Ended
	December 31, 2008	December 28, 2007
Change in benefit obligations:
Benefit obligation at beginning of period	$83,758	$96,671
Measurement date adjustment	(444)	—
Service cost	1,940	2,394
Interest cost	5,230	5,660
Plan participants’ contributions	1,928	—
Actuarial gain	(2,203)	(16,808)
Benefits paid	(6,685)	(4,941)
(Gain) loss due to exchange rate movements	(521)	526
Acquisitions	—	256
Curtailments, settlements and special termination benefits	(122)	—

Benefit obligation at end of period	$82,881	$83,758

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	5,102	4,941
Plan participants’ contribution	1,928	1,183
Benefits paid	(7,030)	(6,124)

Fair value of plan assets at end of period	$—	$—

Net amount recognized:
Funded status	$(82,881)	$(83,758)
Employer contributions between measurement date and year-end	—	616

Accrued benefit costs	$(82,881)	$(83,142)

Net amount recognized in consolidated balance sheets consists of:
Current liability	$(4,420)	$(3,786)
Noncurrent liability	(78,461)	(79,356)

Net amount recognized	$(82,881)	$(83,142)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$10,101	$13,518
Prior service credit	(2,310)	(2,533)

Total	$7,791	$10,985

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 6.10% and 6.06% at December 31, 2008 and December 28, 2007, respectively. The components of net periodic benefit cost for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006 were as follows:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007	December 29, 2006
Service cost	$1,940	$2,394	$2,506
Interest cost	5,230	5,660	5,300
Amortization of net loss	189	1,401	1,050
Amortization of prior service credit	(185)	(187)	(191)
Curtailments, settlements and special termination benefits	150	(129)	(927)

Net periodic benefit cost	$7,324	$9,139	$7,738

The amounts in accumulated other comprehensive income as of December 31, 2008, that are expected to be recognized as components of net periodic benefit cost during the next fiscal year, are as follows:

Actuarial (gain) loss	$87
Prior service (credit) cost	(200)
Transition (asset) obligation	—

Adoption of SFAS No. 158

The Company adopted the measurement date provisions of SFAS No. 158 at the beginning of fiscal year 2008, resulting in a decrease in post-employment liabilities of $444, of which, $1,173 decreased retained earnings and $1,617 increased accumulated other comprehensive income.

The Company adopted the funded status provisions of SFAS No. 158 at December 28, 2007 resulting in an increase in post-employment liabilities of $10,985, which was substantially recorded as a part of accumulated other comprehensive income.

Curtailments, Settlements and Special Termination Benefits

In September 2008, the Company recognized a curtailment loss of $106 in other post-employment benefits related to the divestiture of the DuBois business in the United States and Canada. The Company recorded the loss as a component of discontinued operations in the consolidated statement of operations.

In February 2008, the Company recognized a curtailment loss of $44 in other post-employment benefits related to the divestiture of the Auto-Chlor business in the United States. The Auto-Chlor related loss was recorded in selling, general and administrative expense in the consolidated statement of operations.

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

For the fiscal year ended December 31, 2008, healthcare cost trend rates were assumed to be 4% for international plans, and for U.S. plans 8% for 2009-2010 then downgrading 1% per year to 5% in 2013. In Canada, we are using 9% in 2009 and downgrading to 5% by 2018. For the fiscal year ended December 28, 2007, healthcare cost trend rates were assumed to be 4% for international plans and 8% downgrading to 5% by 2011 for domestic plans. The assumed healthcare cost trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the fiscal year ended December 31, 2008:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$629	$(574)
Effect on post-retirement benefit obligation	7,266	(6,511)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits for each of the next five years and succeeding five years are as follows:

Year
2009	$4,420
2010	5,071
2011	5,430
2012	5,750
2013	5,988
Next five years thereafter	32,463

(19)	Other Employee Benefit Plans

Discretionary Profit-Sharing Plan

The Company has a discretionary profit-sharing plan covering certain employees. Under the plan, the Company expensed $5,117, $8,116 and $9,680 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

Defined Contribution Plans

The Company has various defined contribution benefit plans which cover certain employees. The Company has expanded use of such plans in select countries where they have been used to supplement or replace defined benefit plans.

In the Company’s North American segments, participants can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 40l(k) tax-deferred option. In association with these plans, the Company paid $4,271 and $4,389 for matching contributions during the fiscal years ended December 31, 2008 and December 28, 2007, respectively. The Company’s other business segments contributed $10,909 and $10,555 to defined contribution plans during the fiscal years ended December 31, 2008 and December 28, 2007, respectively.

(20)	Fair Value of Financial Instruments

The Company adopted SFAS No. 157 at the beginning of fiscal year 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are measured at least annually. To increase the consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

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

The following fair value hierarchy table presents information about regarding assets and liabilities that are measured at fair value on a recurring basis:

	Balance at December 31, 2008	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$5,565	$—	$5,565	$—

Liabilities:
Foreign currency forward contracts	$12,143	$—	$12,143	$—
Interest rate swap contracts	7,832	—	7,832	—

	$19,975	$—	$19,975	$—

The book values and estimated fair values of financial instruments that are not carried at fair value are reflected below:

	December 31, 2008		December 28, 2007
	Book Value	Fair Value	Book Value	Fair Value
Short-term borrowings and current portion of long term debt	$46,253	$45,028	$32,079	$32,079
Long-term borrowings	1,424,556	1,139,082	1,454,432	1,464,750

The fair values of long-term borrowings, including current portion, were estimated using quoted market prices. The book values of short-term borrowings approximate fair value due to the short-term nature of the lines of credit (see Note 12).

The fair values of the Company’s financial instruments, including cash and cash equivalents, trade receivables and trade payables, approximate their respective book values.

(21)	Stock-Based Compensation

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

Compensation expense recorded by the Company related to restricted stock and debt forgiveness, net of forfeitures, was $146, $155, and ($522) for the fiscal years ended December 31, 2008, December 28, 2007, and December 29, 2006, respectively.

A summary of stock option activity and average exercise price is as follows:

	Number of Shares	Weighted- Average Exercise Price
Shares under option at December 30, 2005	501,138	$126.20
Options tendered	(375,588)	129.45
Options lapsed or surrendered	(1,809)	135.94
Options exercised	(230)	111.53

Shares under option at December 29, 2006	123,511	116.12
Options lapsed or surrendered	(260)	140.09

Shares under option at December 28, 2007	123,251	116.07
Options lapsed or surrendered	(10,000)	136.16

Shares under option at December 31, 2008	$113,251	$114.30

Information related to stock options outstanding and stock options exercisable as of December 31, 2008, is as follows:

Weighted-Average Price Range	Number of Shares		Weighted-Average Remaining Contractual Life (in Years)
	Outstanding	Exercisable
$82.63	26,316	26,316	1
114.16	27,675	27,675	2
106.93	11,375	11,375	1
115.07	12,500	12,500	2
136.79	16,920	16,920	2
143.06	18,465	—	3

	113,251	94,786

Exercisable options held by employees at December 31, 2008 were 94,786. The weighted-average exercise price for options exercisable at December 31, 2008 was $108.70.

As of December 31, 2008, there were a total of 18,465 nonvested options outstanding at weighted-average fair value of $46.91 per share, and there was $211 of total unrecognized compensation cost related to nonvested share-based compensation arrangements, which the Company expects to recognize over the next year. The Company recorded related compensation expense of $398, $515 and $628 in the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

Adoption of New Cash-Based Long-Term Incentive Program

In December 2005, the Company approved a new long-term incentive program, which became effective at the beginning of fiscal year 2006. The new program is not stock-based; rather, it provides for the accumulation of long-term cash awards based on three-year financial performance periods. The new awards are earned through service. The compensation expense related to the services rendered were $17,996, $16,805 and $5,778 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively. Payments to be made to employees under this long-term incentive program in 2009 are recorded as a current obligation, while payments expected in future periods are recorded as a long-term obligation in the Company’s consolidated balance sheet.

(22)	Lease Commitments

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment under long-term, noncancelable operating leases. Certain of the leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. At December 31, 2008, the future payments for all operating leases with remaining lease terms in excess of one year in each of the next five fiscal years and thereafter were as follows:

Year
2009	$55,850
2010	42,520
2011	27,461
2012	16,768
2013	14,266
Thereafter	39,975

$196,840

Total rent expense under all leases was $75,386, $72,081 and $75,807 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006 , respectively.

(23)	Related-Party Transactions

JDI purchases certain raw materials and products from SCJ, which, like JDI, is majority-owned by the descendants of Samuel Curtis Johnson. Total inventory purchased from SCJ was $27,743, $25,277 and $29,003 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

SCJ also provides certain administrative, business support and general services, including shared facility services to JDI. In addition, JDI leases certain facilities from SCJ. Charges for these services and leases totaled $13,013, $15,392 and $14,923 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

JDI licenses the use of certain trade names, housemarks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled $7,441, $6,109 and $4,666 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

After JDI’s 1999 separation from SCJ, SCJ continued to operate institutional and industrial businesses in various countries in which JDI did not have operations. Under a territorial license agreement, JDI licenses the intellectual property rights to SCJ to allow it to manufacture and sell JDI’s products in those countries. Under this agreement, SCJ pays a royalty fee based on its and its sub licensees’ net sales of products bearing JDI’s brand names. Amounts paid by SCJ to JDI under the territorial license agreement totaled $271 during the fiscal year ended December 31, 2008 and were not material during the fiscal years ended December 28, 2007and December 29, 2006

SCJ purchases certain raw materials and products from JDI. Total inventory purchased by SCJ from JDI was $1,875, $2,183 and $14,786 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

In June 2006, in connection with the divestiture of the Polymer Business, JDI entered into a toll manufacturing agreement with SCJ. In addition, JDI and SCJ entered a toll manufacturing agreement covering its North American business. Under both agreements, SCJ supports and performs certain manufacturing functions at its Waxdale operation in the United States. In association with these tolling agreements, JDI paid SCJ $6,135, $5,884 and $2,383 during the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

JDI has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. Service fees paid to the Johnson Financial Group totaled $103, $118 and $140, for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

JDI leased its North American headquarters building from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. JDI’s operating lease costs were $700 and $806 for the fiscal years ended December 28, 2007 and December 29, 2006, respectively.

On December 20, 2007, JDI purchased the land and building from Willow Holdings, LLC for $5,788. As part of the purchase, the parties terminated the lease arrangements. JDI and Willow Holdings, LLC also entered into a Right of First Offer Purchase Agreement which provides Willow Holdings, LLC the opportunity to purchase the property in the event JDI desires to sell the property.

In connection with the acquisition of the DiverseyLever business, JDI and various of their subsidiaries entered into a sales agency agreement with Unilever whereby JDI and various of their subsidiaries act as Unilever’s sales agents in the sale of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users. The original term of the sales agency agreement was extended until December 31, 2007. On October 11, 2007, JDI and Unilever executed an umbrella agreement (the “Umbrella Agreement”) pursuant to which the parties agreed to the terms of (i) a new agency agreement (the “New Agency Agreement”) that is substantially similar to the prior agency agreement (the “Prior Agency Agreement”) and that applies to Ireland, the United Kingdom, Portugal and Brazil and (ii) a master sub-license agreement (the “License Agreement” and collectively with the Umbrella Agreement and the New Agency Agreement, the “Replacement Agreements”) under which Unilever agreed to grant JDI and its affiliates a license to produce and sell professional packs of Unilever’s consumer brand cleaning products in 31 other countries that were subject to the Prior Agency Agreement. Under the Umbrella Agreement, JDI and their affiliates also entered into agreements with Unilever to distribute consumer packs of Unilever’s consumer brand cleaning products in the same 31 countries as the License Agreement. The New Agency Agreement, the License Agreement and the consumer pack distribution arrangements took effect on January 1, 2008.

Amounts earned under the New Agency Agreement were $35,020 during the fiscal year ended December 31, 2008. Amounts earned under the prior sales agency agreement totaled $91,928 and $85,516 for the fiscal years ended December 28, 2007 and December 29, 2006, respectively.

Royalties paid under the License Agreement were $5,120 during the fiscal year ended December 31, 2008.

Under the dispensed products license agreement, Unilever has granted JDI a license to use certain intellectual propery relating to the products JDI sells for use in certain personal care dispensing systems. Either party may terminate the dispensed products license agreement or the licenses granted under the agreement by providing six months’ written notice prior to any anniversary of the dispensed products license agreement. The dispensed products license agreement has been extended to May 2, 2009. Payments to Unilever under the dispensed products license agreement totaled $818, $924 and $877 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

Under the transitional services agreement, Unilever provided JDI with a wide range of support services that were intended to ensure the smooth transition of the DiverseyLever business from Unilever to JDI. Unilever provided most services for no more than 24 months, and, accordingly, services under the transitional services agreement have been terminated.

In association with the continuation of various support services and reimbursement of benefit-related costs not covered by the transitional service agreement, JDI paid Unilever $108, $4 and $845 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

JDI purchases certain raw materials and products from Unilever, acts as a co-packer for Unilever and also sells certain finished goods to Unilever as a customer. Total purchases of inventory by JDI from Unilever, excluding inventories associated with the sales agency agreement, were $65,011, $20,495 and $16,346, respectively, for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006. Total sales of finished product by JDI to Unilever were $26,802, $46,890 and $48,167, for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively.

JDI recognized interest income of $2,749, $2,583 and $2,464 for the fiscal years ended December 31, 2008, December 28, 2007 and December 29, 2006, respectively, related to certain long-term acquisition related receivables from Unilever.

Related-party receivables and payables at December 31, 2008 and December 28, 2007 consisted of the following:

	December 31, 2008	December 28, 2007
Included in accounts receivable – related parties:
Receivable from Holdco	$—	$553
Receivable from SCJ	61	155
Receivable from Unilever	17,423	31,007
Long-term acquisition-related receivable from Unilever	79,808	78,954
Included in accounts payable – related parties:
Payable to Holdco	65	—
Payable to SCJ	6,231	4,446
Payable to Unilever	22,177	47,462
Payable to other related parties	19	19
Long-term acquisition-related payables to Unilever	28,870	31,101
Long-term payable to Holdco	1,050	—

(24)	Other Comprehensive Income

Components of other comprehensive income are disclosed, net of tax, in the consolidated statements of stockholders’ equity. The following table reflects the gross other comprehensive income and related income tax (expense) benefit:

	Fiscal Year Ended
	December 31, 2008			December 28, 2007
	Gross	Tax	Net	Gross	Tax	Net
Foreign currency translation adjustments:
Balance at beginning of year	$380,602	$(11,324)	$369,278	$253,076	$(16,046)	$237,030
Foreign currency translation adjustments	(108,099)	1,037	(107,062)	127,526	4,722	132,248

Balance at end of year	272,503	(10,287)	262,216	380,602	(11,324)	369,278

Adjustments to minimum pension liability:
Balance at beginning of year	(32,852)	10,937	(21,915)	(94,968)	36,653	(58,315)
Adjustments to minimum pension liability excluding adoption of FAS 158	(90,590)	15,418	(75,172)	62,116	(25,716)	36,400

Balance at end of year	(123,442)	26,355	(97,087)	(32,852)	10,937	(21,915)

Unrealized losses on derivatives:
Balance at beginning of year	(3,604)	1,290	(2,314)	(626)	236	(390)
Losses in fair value of derivatives	(5,680)	812	(4,868)	(3,604)	1,290	(2,314)
Reclassification of prior unrealized losses in net income	3,604	(1,290)	2,314	626	(236)	390

Balance at end of year	(5,680)	812	(4,868)	(3,604)	1,290	(2,314)

Total accumulated other comprehensive income, net before adjustments to adopt FAS 158	143,381	16,880	160,261	344,146	903	345,049

Adjustments to adopt FAS 158
Balance at beginning of year	(44,830)	(1,270)	(46,100)	—	—	—
Impact of adoption	(1,944)	—	(1,944)	(44,830)	(1,270)	(46,100)

Balance at end of year	(46,774)	(1,270)	(48,044)	(44,830)	(1,270)	(46,100)

Total accumulated other comprehensive income, net after adjustments to adopt FAS 158	$96,607	$15,610	$112,217	$299,316	$(367)	$298,949

(25)	Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

In connection with the acquisition of the DiverseyLever business, the Company entered into a Stockholders’ Agreement with its stockholders, Holdco and Marga B.V., as amended and restated as of December 2008. The Stockholders’ Agreement relates to, among other things:

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

    Marga B.V.’s obligations under the Stockholders’ Agreement are guaranteed by Unilever N.V

Put and Call Options. Under the Stockholders’ Agreement, effective as of May 3, 2008, Unilever has the right to require the Company to purchase the shares then beneficially owned by Unilever. The Company has the option to purchase the shares beneficially owned by Unilever at any time after May 3, 2010. Any exercise by the Company of its call option must be for at least 50% of the shares beneficially owned by Unilever. Any exercise by Unilever of its put option must be for all of its shares.

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

Following the exercise by Unilever of its put rights, if the Company fails to purchase all of Unilever’s shares for cash on or after May 3, 2010, it must offer to issue to Unilever a promissory note in exchange for the remaining shares. The maturity date of the promissory note will be either 90 days or one year after its issuance, depending on the level of Unilever’s ownership interest in the Company at that time. The terms of the promissory note will provide Unilever with rights similar to its rights as a stockholder under the Stockholders’ Agreement, including board representation, veto and access and informational rights. The promissory note will contain various subordination provisions in relation to JDI’s and the Company’s indebtedness.

If, after May 3, 2010, Unilever has not been paid cash with respect to its put option, Unilever may also:

•	require the Company to privately sell Unilever’s shares or other shares of Holdings’ capital stock to a third party; and

•

require the Company to sell its Japan businesses or any other business or businesses that may be identified for sale by a special committee of the Company’s board of directors. If Unilever exercises its put right, the special committee would be required to identify such other business or businesses after May 3, 2009 and prior to May 3, 2010 and to engage an investment banking firm to assist it with such identification and evaluation.

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

The Company estimated the fair value of shares subject to put or call options at $456,875 and $531,127 as of December 31, 2008 and December 28, 2007, respectively. The Company based its estimate on an income approach and considered certain market factors as well as exit related commitments associated with the Stockholders’ Agreement.

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

Holdings did not meet the cumulative cash flow requirement for the measurement periods ended December 31, 2008, December 28, 2007 and December 29, 2006 and was not be required to make a contingent payment for those periods.

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

(26)	Stockholders’ Equity

In December 2005, the Company declared and paid, a special dividend payment of $35,200 to Holdco in order to facilitate the cash requirements of the Holdco tender offer (see Note 21). In conjunction with tender offer, Holdco pushed-down a $5,136 non-cash equity contribution in the form of compensation expense paid by Holdco on behalf of the Company. During fiscal year 2006, Holdco pushed-down an additional contribution of $393 in completion of the tender offer. In consideration of the special dividend, the Company, Holdco and Unilever agreed to amend the stockholders’ agreement. The amendment effectively increases the amount of final purchase price paid to Unilever at the final exit date by $13,140, plus applicable interest from the date the special dividend was paid to Holdco. The Company recorded the additional obligation to Unilever by increasing the carrying value of the Class B common stock subject to put and call options on the consolidated balance sheet.

During calendar years 1999, 2000 and 2005, the Company received notes from several of its employees in connection with their purchases of shares of Class C common stock of Holdco, which currently owns two-thirds of the equity interests of Holdings. None of the notes received by the Company in 2005 were from officers. During fiscal year 2006, in association with the cancellation of the Company’s equity-based long-term incentive plan (see Note 21), all management loans related to purchases of Class C common stock of Holdco were repaid.

(27)	Commitments and Contingencies

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

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination, including the potential to recover some of these costs from Unilever under the purchase agreement. As of December 31, 2008, the Company maintained related reserves of $7,200 on a discounted basis (using country specific rates ranging from 8.2% to 13.6%) and $9,500 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

JDI is a licensee of certain chemical production technology used globally. The license agreement provides for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, JDI does not expect to meet the minimum guaranteed payments. In accordance with the requirements of SFAS No. 5, the Company has estimated its possible range of loss as $1,943 to $3,446 and, in accordance with FASB Interpretation No. 14, maintained a loss reserve of $1,943 at December 28, 2007. The Company revised its estimated possible loss range to $2,879 to $4,397, recording a charge of $936 in the fiscal year ended December 31, 2008 resulting in a loss reserve of $2,879 at that date.

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

	Fiscal Year Ended December 31 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$679,376	$1,831,458	$311,395	$262,990	$251,726	$(21,068)	$3,315,877
Operating profit	41,418	90,126	8,230	17,503	661	(25,362)	132,576
Depreciation and amortization	16,016	57,393	8,689	9,925	8,844	27,369	128,236
Interest expense	12,109	69,025	923	1,843	2,075	67,249	153,224
Interest income	3,071	8,654	176	314	494	(5,029)	7,680
Total assets	361,259	1,886,057	325,175	195,890	187,090	259,701	3,215,172
Goodwill	126,304	779,653	129,749	67,303	56,611	66,394	1,226,014
Capital expenditures, including capitalized computer software	14,673	46,929	4,322	12,809	9,988	32,490	121,211
Long-lived assets [2]	180,657	1,061,338	183,203	99,637	84,894	319,667	1,929,396

	Fiscal Year Ended December 28, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$710,303	$1,616,973	$281,704	$226,848	$224,523	$(18,611)	$3,041,740
Operating profit	27,466	65,922	15,916	15,770	6,312	(64,308)	67,078
Depreciation and amortization	31,146	56,028	10,138	8,692	8,391	42,351	156,746
Interest expense	11,300	69,746	750	2,682	3,339	65,295	153,112
Interest income	6,183	11,039	77	63	675	(7,994)	10,043
Total assets	454,094	2,011,604	274,881	216,719	202,482	295,029	3,454,809
Goodwill	161,756	826,265	104,063	83,706	66,096	45,272	1,287,158
Capital expenditures, including capitalized computer software	18,926	44,529	4,361	10,981	9,197	23,165	111,159
Long-lived assets [2]	265,100	1,143,854	152,562	121,909	96,663	293,527	2,073,615

	Fiscal Year Ended December 29, 2006
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$739,539	$1,435,942	$295,735	$195,388	$193,416	$(20,752)	$2,839,268
Operating profit (loss)	(69,052)	(10,632)	10,088	12,512	(991)	(66,281)	(124,356)
Depreciation and amortization	73,527	57,694	7,501	8,153	7,730	43,805	198,410
Interest expense	10,848	69,022	888	4,593	3,669	73,900	162,920
Interest income	15,159	11,586	9	219	499	(14,477)	12,995
Total assets	26,506	1,920,219	275,499	180,936	176,105	742,045	3,321,310
Goodwill	180,607	747,638	110,410	75,988	60,389	11,323	1,186,355
Capital expenditures, including capitalized computer software	17,470	36,316	4,352	8,408	7,689	19,146	93,381
Long-lived assets [2]	274,291	1,057,960	150,930	108,268	87,929	283,747	1,963,125

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in unconsolidated subsidiaries.

(29)	Quarterly Financial Data (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	March 28, 2008	March 30, 2007	June 27, 2008	June 29, 2007	September 26, 2008	September 28, 2007	December 31, 2008	December 28, 2007
Net sales [1]	$779,837	$687,773	$887,074	$773,037	$856,500	$768,738	$792,466	$812,192
Gross profit [1]	319,413	283,208	364,979	322,790	342,740	327,593	298,663	343,925
Net income (loss) [2]	(21,736)	(47,837)	(263)	(30,899)	(211)	(26,480)	(37,311)	(26,556)

[1]	Amounts include results from continuing operations.
[2]	During the third quarter of fiscal year 2008, the Company divested of DuBois (see Note 6) resulting in an after tax gain of approximately $6,211.

During the fourth quarter of fiscal year 2007, the Company recorded a charge of $4,000 related to a pending litigation claim at its corporate operations.