Form 10-Q
period 2009-04-03
JOHNSONDIVERSEY HOLDINGS INC
filed 2009-05-14
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of May 8, 2009, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

*	Note: As a voluntary filer not subject to filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months.

Unless otherwise indicated, references to “JohnsonDiverseyHoldings,” “the Company,” “we,” “our” and “us” in this quarterly report refer to JohnsonDiversey Holdings, Inc. and its consolidated subsidiaries, and references to “JDI” refer to JohnsonDiversey, Inc., a wholly owned subsidiary of Holdings.

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•	general economic and political conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	the vitality of the institutional and industrial cleaning and sanitation market and conditions affecting the industry, including health-related, political and weather-related;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill their obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or affect our markets; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	April 3, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,626	$107,923
Restricted cash	47,277	49,463
Accounts receivable, less allowance of $21,392 and $20,487, respectively	490,650	553,170
Accounts receivable – related parties	18,582	17,484
Inventories	284,259	255,330
Deferred income taxes	30,425	29,114
Other current assets	154,156	136,062
Current assets of discontinued operations	948	1,746

Total current assets	1,104,923	1,150,292
Property, plant and equipment, net	393,988	412,022
Capitalized software, net	44,917	43,864
Goodwill	1,182,443	1,226,014
Other intangibles, net	219,973	231,590
Long-term receivables – related parties	78,782	79,808
Other assets	82,471	65,901
Non current assets of discontinued operations	4,521	5,681

Total assets	$3,112,018	$3,215,172

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$32,220	$26,448
Current portion of long-term debt	18,765	19,805
Accounts payable	329,151	359,032
Accounts payable – related parties	28,104	28,492
Accrued expenses	464,897	460,367
Current liabilities of discontinued operations	3,582	3,746

Total current liabilities	876,719	897,890
Pension and other post-retirement benefits	278,758	294,086
Long-term borrowings	1,413,205	1,424,556
Long-term payables – related parties	29,483	29,920
Deferred income taxes	77,871	70,927
Other liabilities	139,207	130,966
Non current liabilities of discontinued operations	6,621	6,197

Total liabilities	2,821,864	2,854,542
Commitments and contingencies
Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	457,038	456,875
Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	85,235	85,344
Retained deficit	(322,478)	(293,806)
Accumulated other comprehensive income	70,359	112,217

Total stockholders’ equity (deficit)	(166,884)	(96,245)

Total liabilities, class B common stock and stockholders’ equity	$3,112,018	$3,215,172

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended
	April 3, 2009	March 28, 2008
	(unaudited)
Net sales:
Net product and service sales	$698,893	$771,380
Sales agency fee income	5,719	8,457

	704,612	779,837
Cost of sales	435,265	460,424

Gross profit	269,347	319,413
Selling, general and administrative expenses	235,147	268,974
Research and development expenses	13,671	17,530
Restructuring expenses	707	6,497

Operating profit	19,822	26,412
Other (income) expense:
Interest expense	36,463	37,995
Interest income	(1,396)	(1,915)
Other income, net	(901)	(799)

Loss from continuing operations before income taxes	(14,344)	(8,869)
Income tax provision	13,573	14,674

Loss from continuing operations	(27,917)	(23,543)
Income (loss) from discontinued operations, net of income taxes of $0 and $1,095	(755)	1,807

Net loss	$(28,672)	$(21,736)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended
	April 3, 2009	March 28, 2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(28,672)	$(21,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,280	27,414
Amortization of intangibles	4,748	5,941
Amortization of debt issuance costs	1,228	1,273
Interest accreted on notes payable	12,223	11,848
Interest accrued on long-term receivables – related parties	(714)	(665)
Deferred income taxes	7,183	1,829
(Gain) loss on disposal of discontinued operations	153	(8)
Gain from divestitures	(93)	(2,481)
Gain on property, plant and equipment disposals	(140)	(136)
Compensation costs associated with a former long-term incentive plan	54	100
Other	(2,655)	(12,112)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	(6,100)	(4,400)
Accounts receivable	50,561	47,121
Inventories	(36,261)	(34,184)
Other current assets	(20,233)	(7,519)
Accounts payable and accrued expenses	(8,357)	(27,077)
Other assets	(18,739)	5,311
Other liabilities	10,637	(294)

Net cash used in operating activities	(13,897)	(9,775)
Cash flows from investing activities:
Capital expenditures	(12,218)	(19,958)
Expenditures for capitalized computer software	(4,853)	(2,552)
Proceeds from property, plant and equipment disposals	561	479
Acquisitions of businesses and other intangibles	(1,144)	—
Net proceeds from (costs of) divestiture of businesses	(60)	67,999

Net cash provided by (used in) investing activities	(17,714)	45,968
Cash flows from financing activities:
Proceeds from short-term borrowings, net	7,047	6,636
Payment of debt issuance costs	—	(123)

Net cash provided by financing activities	7,047	6,513
Effect of exchange rate changes on cash and cash equivalents	(4,733)	1,238

Change in cash and cash equivalents	(29,297)	43,944
Beginning balance	107,923	97,176

Ending balance [1]	$78,626	$141,120

Supplemental cash flows information
Cash paid during the period:
Interest	$50,837	$7,048
Income taxes	4,562	8,078
Non-financing activities:
Contribution from Holdco associated with a former long-term incentive plan	$54	$100

[1]	Includes cash and cash equivalents for discontinued operations of $231 at March 28, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. The first quarter ended April 3, 2009 consisted of 13 weeks and 2 days, while the prior year’s first quarter ended March 28, 2008 consisted of exactly 13 weeks. The additional 2 calendar days is a consequence of the Company’s change in fiscal year in 2008 from the Friday nearest December 31 to December 31. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of April 3, 2009 and its results of operations for the quarter ended April 3, 2009 and cash flows for the quarter ended April 3, 2009 have been included. The results of operations for the quarter ended April 3, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Reclassifications

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of DuBois Chemicals (“DuBois”) and the Polymer Business segment (“Polymer Business”) (see Note 7).

The Company has accounted for the divestiture of DuBois, which occurred in September 2008, as a discontinued operation, resulting in the reclassification of certain prior period amounts in the accompanying consolidated statements of operations and consolidated balance sheets (see Note 7). The reclassification had no effect on net loss reported for any period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of JohnsonDiversey, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

We use estimates and assumptions in accounting for the following significant matters, among others:

•	Allowances for doubtful accounts

•	Inventory valuation and allowances

•	Valuation of acquired assets and liabilities

•	Useful lives of property and equipment and intangible assets

•	Goodwill and other long-lived asset impairment

•	Contingencies

•	Accounting for income taxes

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. No significant revisions to estimates or assumptions were made during the periods presented in the accompanying consolidated financial statements.

Unless otherwise indicated, all monetary amounts, except for share data, are stated in thousand dollars.

3.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. In the Board’s view, a significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. This requires an entity to disclose a change in valuation technique resulting from the application of this FSP and to quantify its effects, if practicable. FSP FAS 157-4 applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not early adopted this FSP. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The company did not early adopt this FSP. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations or cash flows.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”), as an amendment to SFAS No. 132 (revised 2003), to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the effects that FSP 132(R)-1 may have on its financial statements.

In November 2008, the SEC issued a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS in fiscal 2016, including comparative information also prepared under IFRS for fiscal 2014 and fiscal 2015. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the potential impact of IFRS on our financial statements, including early adoption of IFRS, and will continue to review developments with respect to the proposed roadmap.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption was prohibited. The adoption of FSP 142-3 in 2009 did not have any impact on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires companies to provide enhanced disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and how the hedges affect the entity’s financial condition, results of operations and cash flows. SFAS 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008, which, for the Company, is fiscal year 2009. The disclosure requirements of SFAS 161 are presented in Note 14 to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The provisions of SFAS 160 must be applied retrospectively upon adoption. The provisions of SFAS 160 are effective for the fiscal year beginning on or after December 15, 2008, which, for the Company, is fiscal year 2009. The adoption of SFAS 160 in 2009 did not have any impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The provisions of SFAS 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which, for the Company, is fiscal year 2009. The adoption of SFAS 141(R) in 2009 did not have any impact on the Company’s financial condition, results of operations or cash flows.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Relative to SFAS 157, the FASB issued FSP157-2, which delayed the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 at the beginning of fiscal year 2008, as it pertains to financial assets and liabilities and for nonfinancial assets and liabilities that are remeasured at least annually, and, at the beginning of fiscal year 2009 as it pertains to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have any significant effect on the Company’s financial condition, results of operations or cash flows. See Note 15 to the consolidated financial statements for further discussion.

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

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $148 and $185 during the three months ended April 3, 2009 and March 28, 2008, respectively.

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

Under the License Agreement, the Company recorded net product and service sales of $31,928 and $35,048 during the three months ended April 3, 2009 and March 28, 2008, respectively.

5.	Acquisitions

In June 2008, JDI purchased certain intangible assets relating to a cleaning technology for an aggregate purchase price of $8,020. The purchase price includes a $1,000 non-refundable deposit made in July 2007; $5,020 paid at closing; and $2,000 of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of trademarks, patents, technological know-how, customer relationships and a non-compete agreement. The Company paid the sellers $1,000 in both September 2008 and December 2008 having met certain contingent requirements.

In conjunction with the acquisition, the Company and the sellers entered into a consulting agreement, under which the Company is required to pay to the sellers $1,000 in fiscal 2009 and $1,000 in fiscal 2010, subject to certain conditions. The Company paid the sellers $500 in January 2009, as the sellers met certain contingent requirements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

6.	Divestitures

In December 2007, in conjunction with its November 2005 Plan (see Note 11), the Company executed a sales agreement for its Auto-Chlor Master Franchise and substantially all of its remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $69,800.

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

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs, of which $2,481 was recorded in the three months ended March 28, 2008. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. During the three months ended April 3, 2009, the Company recorded an adjustment to closing costs, increasing the gain by $93. The gain is subject to additional adjustment relating to potential pension-related settlement charges.

Net sales associated with these businesses were approximately $9,882 for the three months ended March 28, 2008.

7.	Discontinued Operations

DuBois Chemicals

On September 26, 2008, JDI and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of JDI, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”) for approximately $69,700, of which, $5,000 was escrowed subject to meeting fiscal year 2009 performance measures and $1,000 was escrowed subject to resolution of certain environmental representations by JDI. The purchase price was also subject to certain post-closing adjustments that were based on net working capital targets. Finalization of this adjustment in the first quarter of 2009 did not require any purchase price adjustment. JDI and Riverside are expected to finalize the environmental related adjustments during the second quarter of 2009 and the performance related adjustments during the second quarter of 2010.

DuBois is a North American based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of JDI and a component of the North American business segment. The sale resulted in a gain of approximately $14,744 ($6,211 after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. The Company recorded $144 of additional one-time costs for the three months ended April 3, 2009. The gain is subject to additional post-closing adjustments including evaluation of potential pension related settlement related charges.

Net sales from discontinued operations relating to DuBois were $23,557 (including $2,352 of intercompany sales) for the three month period ended March 28, 2008.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

Income from discontinued operations for the three months ended April 3, 2009 and March 28, 2008 were comprised of the following:

	Three Months Ended
	April 3, 2009	March 28, 2008
Income from discontinued operations before taxes and gain from sale	$—	$2,358
Taxes on discontinued operations	—	(881)
Loss on sale of discontinued operations before taxes	(144)	—
Taxes on gain from sale of discontinued operations	—	—

Income (loss) from discontinued operations	$(144)	$1,477

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

During the fiscal year ended December 28, 2007, the Company finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($305 after tax gain). During the fiscal year ended December 31, 2008, the Company recorded and refined additional closing costs, reducing the gain by $192 ($226 after tax loss) of which the Company had recorded an increased gain of $7 ($8 after tax) in the three months ended March 28, 2008. During the three months ended April 3, 2009, the Company recorded and refined additional closing costs reducing the gain by $9 ($9 after tax). Further adjustments are not expected to be significant.

The Company recorded income (loss) from discontinued operations, net of tax, relating to the tolling agreement of ($602) and $322, during the three months ended April 3, 2009 and March 28, 2008, respectively.

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

The total potential for securitization of trade receivables under this program at April 3, 2009 and December 31, 2008 was $75,000. In December 2008, the Receivables facility was amended and restated to include the Company’s Canadian subsidiary and to extend the maturity of the agreement to December 2009.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

As of April 3, 2009 and December 31, 2008, the Conduit held $37,600 and $43,700, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of April 3, 2009 and December 31, 2008, JDI had a retained interest of $84,752 and $74,712, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

9.	Income Taxes

For the fiscal year ending December 31, 2009, the Company is projecting an effective income tax rate on income from continuing operations of approximately 250%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of -94.6% on pre-tax loss from continuing operations for the three month period ended April 3, 2009. When compared to the estimated annual effective income tax rate, the negative effective income tax rate on the pre-tax loss for the three month period ended April 3, 2009 is higher primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax loss from continuing operations for the three month period ended April 3, 2009 includes a relatively high proportion of the projected U.S. annual pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

The Company reported no income tax benefit on the pre-tax loss from discontinued operations for the three month period ended April 3, 2009. The effective income tax rate is lower than the statutory income tax rate because no income tax benefit is claimed due to the U.S. valuation allowance.

The Company is projecting a charge to income tax expense of approximately $12,900 for the 2009 fiscal year related to uncertain income tax positions, primarily related to certain intercompany transactions. As of December 31, 2009, the Company is projecting total unrecognized tax benefits for uncertain tax positions of $133,100, including positions impacting only the timing of tax benefits, of which $44,800, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). As of December 31, 2009, the Company is projecting accrued interest and penalties of $18,300 related to unrecognized tax benefits, of which $3,800 is expected to be recorded as income tax expense during the fiscal year ending December 31, 2009.

The Company is currently under audit by various state and international tax authorities. Based on the anticipated outcomes of these tax audits and the potential lapse of statutes of limitation, it is reasonably possible there could be a reduction of $19,400 in unrecognized tax benefits during the next twelve months.

10.	Inventories

The components of inventories are summarized as follows:

	April 3, 2009	December 31, 2008
Raw materials and containers	$65,658	$57,832
Finished goods	218,601	197,498

Total inventories	$284,259	$255,330

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $22,676 and $22,726 on April 3, 2009 and December 31, 2008, respectively.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

11.	Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company’s Board of Directors approved a restructuring program (“November 2005 Plan”), which will take the remainder of 2009 to implement, and includes a redesign of the Company’s organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. In addition to the divestiture of the Polymer Business and DuBois (see Note 7), the Company is considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

In connection with the November 2005 Plan, the Company recognized liabilities of $707 for the involuntary termination of 35 employees during the three months ended April 3, 2009, most of which are associated with the European business segment. The Company recognized liabilities of $6,497 for the three months ended March 28, 2008 for the involuntary termination of 130 employees, most of which was associated with the Japanese business segment.

The activities associated with the November 2005 Plan for the three months ended April 3, 2009 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2008	$57,121	$2,949	$60,070
Liability recorded as restructuring expense, net	707	—	707
Cash paid [1]	(10,362)	(39)	(10,401)

Liability balances as of April 3, 2009	$47,466	$2,910	$50,376

[1]	Cash paid is increased by $168 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $0 and $3,219 for the three months ended April 3, 2009 and March 28, 2008, respectively. The impairment charges are included in selling, general and administrative costs.

Total plan-to-date expense, net associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan To-Date	Three Months Ended
		April 3, 2009	March 28, 2008
North America	$34,152	$58	$789
Europe	124,940	921	(567)
Japan	11,827	148	5,043
Latin America	5,658	29	387
Asia Pacific	1,744	—	43
Other	26,138	(449)	802

	$204,459	$707	$6,497

In December 2008, the Company transferred $49,463 to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan, a majority of which it expects to utilize during fiscal year 2009. The Company classified the trust balances as restricted cash on its April 3, 2009 and December 31, 2008 consolidated balance sheets.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

12.	Other Income, Net

The components of other income, net in the consolidated statements of operations are as follows:

	Three Months Ended
	April 3, 2009	March 28, 2008
Foreign currency translation (gain) loss	$4,123	$(11,307)
Forward contracts (gain) loss	(5,064)	10,297
Other, net	40	211

	$(901)	$(799)

13.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three months ended April 3, 2009 and March 28, 2008 are as follows:

	Defined Pension Benefits Three Months Ended
	April 3, 2009	March 28, 2008
Service cost	$3,320	$6,715
Interest cost	8,344	10,240
Expected return on plan assets	(8,151)	(11,364)
Amortization of net loss	2,207	1,202
Amortization of transition obligation	55	63
Amortization of prior service credit	(214)	(230)
Curtailments, settlements and special termination benefits	—	45

Net periodic pension cost	$5,561	$6,671

	Other Post-Employment Benefits Three Months Ended
	April 3, 2009	March 28, 2008
Service cost	$429	$517
Interest cost	1,259	1,296
Amortization of net loss	22	68
Amortization of prior service credit	(50)	(48)
Curtailments and settlements	—	44

Net periodic benefit cost	$1,660	$1,877

The Company made contributions to its defined benefit pension plans of $10,161 and 11,202, during the three months ended April 3, 2009 and March 28, 2008, respectively

14.	Financial Instruments

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

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

At April 3, 2009, JDI held 34 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with aggregate notional amounts of $267,210. Because the terms of such contracts are primarily less than three months, JDI did not elect hedge accounting treatment for these contracts. JDI records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts was ($5,064) during the three month period ended April 3, 2009.

As of April 3, 2009, JDI held 81 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with aggregate notional amounts of $28,970. The maximum length of time over which JDI typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized gains on cash flow hedging instruments of $724 were included in accumulated other comprehensive income, net of tax, at April 3, 2009. There was no ineffectiveness related to cash flow hedging instruments during the three months ended April 3, 2009. Unrealized gains and losses existing at April 3, 2009, which are expected to be reclassified into the consolidated statements of operations from other comprehensive income during the next year, are not expected to be significant.

JDI is currently party to four interest rate swaps with expiration dates of May 2009 and May 2010. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B with a final maturity of December 2011. Under the terms of these swaps, the Company pays fixed rates of 4.825%, 4.845%, 4.9% and 5.26% and receives three-month LIBOR on the notional amount for the life of the swaps. There was no ineffectiveness related to these swaps during the three months ended April 3, 2009.

All interest rate swaps are designated and qualify as cash flows hedging instruments and, therefore, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged exposure (interest) affects earnings. The net unrealized loss included in accumulated other comprehensive income, net of tax, was $5,740 for the three months ended April 3, 2009.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

At April 3, 2009 the location and fair value amounts of derivative instruments is as follows:

	Asset Derivatives April 3, 2009		Liability Derivatives April 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate swap contracts			Accrued expenses	$175
			Other Liabilities	6,493
Foreign currency forward contracts	Other current assets	$2,515	Accrued expenses	1,450

Derivatives not designated as hedging instruments under Statement 133
Foreign currency forward contracts	Other current assets	1,096	Accrued expenses	3,458

Total Derivatives		$3,611		$11,576

At April 3, 2009 the amounts of gain (loss) recognized in Other Comprehensive Income (“OCI”) and income and reclassified into income from OCI for the three months ended April 3, 2009 were as follows:

	Amount of (gain) loss recognized in OCI on derivatives (effective portion) Three months ended April 3, 2009		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion) Three months ended April 3, 2009
Derivatives in Statement 133 cash flow hedging relationships		Location of (gain) loss reclassified from accumulated OCI into income
Interest rate swap contracts	$6,668	Interest expense	$1,581
Foreign currency forward contracts	(1,065)	Other income, net	(783)

Total	$5,603	Total	$798

15.	Fair Value Measurements

The fair value of financial assets and liabilities measured at fair value on a recurring basis was as follows:

	Balance at April 3, 2009	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$3,611	$—	$3,611	$—

Liabilities:
Foreign currency forward contracts	$4,908	$—	$4,908	$—
Interest rate swap contracts	6,668	—	6,668	—

	$11,576	$—	$11,576	$—

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

16.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three month period ended April 3, 2009 and March 28, 2008 was as follows:

	Three Months Ended
	April 3, 2009	March 28, 2008
Net loss	$(28,672)	$(21,736)
Foreign currency translation adjustments	(47,288)	70,198
Adjustments to pension and post-retirement liabilities, net of tax	5,577	(4,366)
Unrealized losses on derivatives, net of tax	(147)	(5,121)

Total comprehensive income (loss)	$(70,530)	$38,975

17.	Stockholders’ Agreement and Class B Common Stock Subject to Put and Call Options

In connection with the acquisition of the DiverseyLever business, the Company entered into a Stockholders’ Agreement with its stockholders, Commercial Markets Holdco, Inc. (“Holdco”) and Marga B.V., a wholly owned subsidiary of Unilever N.V. (“Unilever”), as amended and restated in December 2008. The Stockholders’ Agreement relates to, among other things:

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

April 3, 2009

(Unaudited)

If, after May 3, 2010, Unilever has not been paid cash with respect to its put option, Unilever may also:

•	require the Company to privately sell Unilever’s shares or other shares of Holdings’ capital stock to a third party; and

•

require the Company to explore the sale of designated businesses that may be identified for sale by a special committee of the Company’s board of directors. The special committee is required to identify such other business or businesses after May 3, 2009 and prior to May 3, 2010 and to engage an investment banking firm to assist it with such identification and evaluation.

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

Holdings did not meet the cumulative cash flow requirement for the measurement periods ended December 31, 2008, December 28, 2007 and December 29, 2006 and will not be required to make a contingent payment.

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

April 3, 2009

(Unaudited)

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

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination or potential environmental regulatory matters. An estimate of costs has been made and maintained based on the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement for the acquisition. As of April 3, 2009, the Company maintained related reserves of $6,800 on a discounted basis (using country specific discount rates ranging from 8.2% to 13.6%) and $9,100 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

JDI is a licensee of certain chemical production technology used globally. The license agreement provides for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, JDI does not expect to meet the minimum guaranteed payments. In accordance with the requirements of SFAS No. 5, JDI has estimated its possible range of loss as $2,879 to $4,397 and, in accordance with FASB Interpretation No. 14, maintained a loss reserve of $2,879 at April 3, 2009 and December 31, 2008.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 3, 2009

(Unaudited)

19.	Segment Information

Business segment information is summarized as follows:

	Three Months Ended April 3, 2009
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$154,080	$379,411	$66,140	$54,713	$54,208	$(3,940)	$704,612
Operating profit	5,666	14,850	388	1,738	197	(3,017)	19,822
Depreciation and amortization	3,034	10,706	1,592	1,863	1,980	6,853	26,028
Interest expense	3,527	13,459	171	440	272	18,594	36,463
Interest income	361	1,528	1	78	68	(640)	1,396
Total assets	334,855	1,850,346	280,244	200,235	180,674	265,664	3,112,018
Goodwill	126,273	747,062	117,574	69,266	56,434	65,834	1,182,443
Capital expenditures, including capitalized computer software	2,637	6,366	343	1,543	1,180	5,002	17,071
Long-lived assets [2]	179,973	1,014,097	164,902	101,530	83,695	311,862	1,856,059

	Three Months Ended March 28, 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$160,777	$431,087	$72,160	$58,756	$63,496	$(6,439)	$779,837
Operating profit	11,029	21,943	(156)	3,280	2,574	(12,258)	26,412
Depreciation and amortization	3,839	16,230	1,430	2,440	2,278	7,138	33,355
Interest expense	2,907	17,456	201	462	555	16,414	37,995
Interest income	861	2,330	4	27	141	(1,448)	1,915
Total assets	352,238	2,163,513	301,279	227,114	211,241	330,873	3,586,258
Goodwill	123,382	889,442	117,703	87,369	68,412	68,272	1,354,580
Capital expenditures, including capitalized computer software	3,740	10,417	620	2,550	1,641	3,542	22,510
Long-lived assets [2]	181,704	1,219,732	171,589	126,245	99,291	357,554	2,156,115

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.

[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in unconsolidated subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of JohnsonDiversey Holdings, Inc. and its consolidated subsidiaries since December 31, 2008. This discussion should be read in conjunction with our consolidated financial statements as of, and for the first quarter ended April 3, 2009, our annual report on Form 10-K for the year ended December 31, 2008, and the section entitled “Forward-Looking Statements” immediately preceding Part I of this report.

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

Except where noted, the management discussion and analysis below, excluding the consolidated statements of cash flows, reflects the results of continuing operations, which excludes the divestiture of DuBois Chemicals (“DuBois”), and the Polymer Business segment (“Polymer Business”) as discussed in Note 7 to the consolidated financial statements.

As indicated in the following table, after excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income (“SAF”), and sales from our Master Sub-License Agreement (the “License Agreement”), our net sales increased 4.3% for the first quarter ended April 3, 2009 compared to the same period in the prior year.

	First Quarter Ended
(dollars in millions)	April 3, 2009	March 28, 2008	Change
Net sales	$704.6	$779.8	-9.6%
Variance due to:
Foreign currency exchange		(86.8)
Acquisitions and divestitures		(9.9)
Sales agency fee income	(5.7)	(8.5)
License Agreement revenue	(31.9)	(35.0)

	(37.6)	(140.2)

	$667.0	$639.6	4.3%

Net sales increased by 4.3% despite challenging global economic conditions, reflecting growth in all of our regions except Japan. This growth was primarily due to successful price increases in all our geographic areas and customer sectors and the continued expansion of developing markets in Latin America and Central and Eastern Europe.

Although the Company’s gross profit percentage improved from the fourth quarter of 2008 to the current quarter, our gross profit percentage (based on net sales as reported) declined by 280 basis points for the first quarter of 2009 compared to the first quarter of 2008. Excluding the impact of SAF, our gross profit percentage declined 260 basis points for the first quarter of 2009 compared to the first quarter of 2008.

Margin on Net Sales as Reported First Quarter Ended
April 3, 2009	March 28, 2008
38.2%	41.0%

Margin on Net Sales Adjusted for SAF First Quarter Ended
April 3, 2009	March 28, 2008
37.7%	40.3%

The decline in gross margin is largely the result of the following:

•	unprecedented increases in key raw material costs during the second half of 2008 that have outpaced pricing actions taken to date;

•	downward inventory revaluation adjustments resulting from the recent deflation in certain raw material costs; and

•	unfavorable product sales mix, in part associated with the evolving economic crisis, which is driving customers’ reduced purchases of higher margin products.

Recently, the costs of certain raw materials have dropped. This impact, coupled with our focus on value propositions to our customers, through cleaning efficiency solutions and water management programs, will help our future gross margin results. In addition, we will continue to pursue the execution of various product cost savings projects from our global strategic sourcing, manufacturing, and delivery initiatives.

We remain well within our financial covenants under our senior secured credit facilities, in spite of the deteriorating global economy. A continued decline in the global economy may adversely affect a number of our end-users which could cause further negative impact on our business, financial condition, results of operations and cash flows. We will continue to monitor economic conditions closely and pursue cost saving opportunities through our restructuring program and other cost reduction initiatives as well as growth opportunities through certain strategic investments and innovations.

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considered the potential divestiture of, or exit from, certain non-core or underperforming businesses. As we prepare for and continue to experience a similar pattern of events with volatile fuel costs and raw material costs in 2009, our restructuring program has positioned us to confront these challenges more effectively.

During the first quarter of 2009, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. In particular, key activities during the quarter included the following:

•	continued plans to transition to new organizational models in our Americas and Asia Pacific regions and our existing European region;

•	continued the transition of certain general ledger accounting functions in Western Europe to a third party provider;

•	continued the redesign of the Japanese sales and marketing functions, in preparation for Enterprise Resources Planning (ERP) system upgrades to be completed in late 2009 through 2010;

•	completed the implementation of a global human resource information system in over 60 countries; and

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $0.7 million in the first quarter of 2009, consisting primarily of severance costs. In addition, we recorded period costs of $6.2 million related to the November 2005 Plan in the first quarter of 2009, consisting of the following:

•	$3.1 million for personnel related costs of employees and consultants connected to restructuring initiatives;

•	$0.9 million related to value chain and cost savings projects;

•	$0.4 million related to asset impairments; and

•	$1.8 million related to various other costs.

Our restructuring activity will be winding down in 2009, with the associated reserves expected to be largely paid out by the end of the fiscal year or early 2010, mostly through our restricted cash balance. The main restructuring focus for the remainder of this year will be the move towards a new organizational model consisting of three regions. We believe that this reorganization will better position us to address consolidation and globalization trends among our customers while also enabling us to more effectively deploy resources against the most compelling market and customer growth opportunities. We also believe this move will boost our efforts to more rapidly deploy innovation globally. We remain on target to substantially complete this reorganization at the end of fiscal 2009.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies as described in its annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Part I, Item I of this report.

First Quarter Ended April 3, 2009 Compared to First Quarter Ended March 28, 2008

Net Sales:

	First Quarter Ended		Change
(dollars in millions)	April 3, 2009	March 28, 2008	Amount	Percentage
Net product and service sales	$698.9	$771.4	$(72.5)	-9.4%
Sales agency fee income	$5.7	$8.4	$(2.7)	-31.6%

	$704.6	$779.8	$(75.2)	-9.6%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in an $86.8 million decline in net product and service sales.

•

Excluding the impact of foreign currency exchange rates, SAF income and sales under the License Agreement, net sales increased by 4.3% despite challenging global economic conditions, reflecting growth in all of our regions except Japan. This growth was primarily due to successful price increases in all our geographic areas and business sectors and the continued expansion of developing markets in Latin America and Central and Eastern Europe. The following is a review of the sales performance for each of our segments:

•

In our Europe, Middle East and Africa markets, net sales increased by 5.7% in the first quarter of 2009 compared to the same period in the prior year. Overall growth was primarily driven by successful price increases and continued growth in Central and Eastern Europe.

•

In Latin America, net sales increased by 18.1% in the first quarter of 2009 compared to the same period in the prior year, further increasing the growth trend from the prior period. Growth came from most countries in the region with both pricing and volume growth contributing to the overall increase.

•

In North America, net sales increased by 6.8% in the first quarter of 2009 compared to the same period in the prior year primarily due to price increases across all sectors and volume growth in the food and beverage sector, including strong performance with our largest customers.

•

In Asia Pacific, net sales increased by 1.3 % in the first quarter of 2009 compared to the same period in the prior year. This increase is mainly attributable to volume improvement associated with the developing markets in India and distributor purchases in Australia, offset by volume decreases in the remainder of the region primarily caused by lower traffic in the lodging sector and general slowdown in purchases by distributors.

•

In Japan, net sales decreased by 17.7% in the first quarter of 2009 compared to the same period in the prior year. The majority of the decline is driven by choices made to exit certain non-core and/or underperforming accounts in both direct and indirect channels and an overall reduction in purchases by distributors and end-users in the food service and building service contractor sectors, offset by growth in the food and beverage sector.

•

Sales Agency Fee and License Agreement. As explained in Note 4 to our consolidated financial statements, the Company entered into an Umbrella Agreement with Unilever consisting of a new sales agency (“Sales Agency Agreement”) and License Agreement, which became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

The amounts of Sales Agency Fees and License Agreement revenues earned under these agreements are reported in the preceding tables.

Gross Profit:

Our gross profit percentages for the first quarters ended April 3, 2009 and March 28, 2008 were as follows:

	First Quarter Ended		Change
(dollars in millions)	April 3, 2009	March 28, 2008	Amount	Percentage
Gross Profit	$269.3	$319.4	$(50.1)	-15.7%

Gross profit as a percentage of net sales as reported:	38.2%	41.0%

Gross profit as a percentage of net sales adjusted for sales agency fee income:	37.7%	40.3%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $36.5 million decline in gross profit.

•

Our gross profit percentage (based on net sales as reported) declined by 280 basis points for the first quarter of 2009 compared to the same period in the prior year. Excluding the impact of SAF income, our gross profit percentage declined 260 basis points for the first quarter of 2009 compared to the same period in the prior year.

•

The decline is largely a result of (a) unprecedented increases in key raw material costs during the second half of 2008 that have outpaced pricing actions taken to date, (b) downward inventory revaluation adjustments resulting from the recent deflation in certain raw material costs, and (c) unfavorable product sales mix partly due to customers’ reduced purchases of higher margin products.

•

Recently, the costs of certain raw materials have dropped. This impact, coupled with our focus on value propositions to our customers, through cleaning efficiency solutions and water management programs, will help our future gross margin results. In addition, we will continue to pursue the execution of various product cost savings projects from our global strategic sourcing, manufacturing, and delivery initiatives.

Operating Expenses:

	First Quarter Ended		Change
(dollars in millions)	April 3, 2009	March 28, 2008	Amount	Percentage
Selling, general and administrative expenses	$235.1	$269.0	$(33.9)	-12.6%
Research and development expenses	13.7	17.5	$(3.8)	-21.4%
Restructuring expenses	0.7	6.5	$(5.8)	-89.1%

	$249.5	293.0	$(43.5)	-14.8%

As a percentage of net sales:
Selling, general and administrative expenses	33.4%	34.5%
Research and development expenses	1.9%	2.2%
Restructuring expenses	0.1%	0.8%

	35.4%	37.5%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	33.6%*	34.9%*
Research and development expenses	2.0%	2.3%
Restructuring expenses	0.1%	0.8%

	35.7%	38.0%

*	The percentages for 2009 and 2008 are 32.8% and 33.8%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

Operating expenses. The comparability of operating expenses between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $31.6 million decline in operating expenses.

•

Selling, general and administrative expenses. Excluding period costs associated with the November 2005 Plan, selling, general and administrative expenses as a percentage of net sales adjusted for SAF were 32.8% for the first quarter of 2009 compared to 33.8% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative costs declined $3.9 million during the first quarter of 2009 compared to the same period in the prior year. This favorable decline is mainly due to cost savings under our November 2005 Plan and our aggressive expense control management in response to the current economic conditions.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses decreased $2.3 million during the first quarter of 2009 compared to the same period in the prior year. This favorable decline is largely due to globalization of the function and investments in technology, which have improved our efficiency.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses decreased $5.7 million during the first quarter of 2009 compared to the same period in the prior year. This was primarily due to decreased employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the first quarters ended April 3, 2009 and March 28, 2008, and since inception of the program in November 2005, is outlined below:

	First Quarter Ended		Total Project to Date April 3, 2009
(dollars in millions)	April 3, 2009	March 28, 2008
Reserve balance at beginning of period	$60.1	$46.2	$—
Restructuring costs charged to income	0.7	6.5	204.6
Liability adjustments	—	—	0.3
Payments of accrued costs	(10.4)	(6.3)	(154.5)

Reserve balance at end of period	$50.4	$46.4	$50.4

Period costs classified as selling, general and administrative expenses	5.8	8.2	277.1
Period costs classified as cost of sales	0.4	—	4.8
Capital expenditures	4.3	3.5	66.1

•

During the first quarter of 2009 and 2008, we recorded $0.7 million and $6.5 million, respectively, of restructuring costs related to our November 2005 Plan. Costs for the first quarter of 2009 consisted primarily of involuntary termination costs associated with our European business segment, and the costs for the first quarter of 2008 consisted primarily of involuntary termination costs associated with our Japanese business segment.

•

Period costs of $5.8 and $8.2 million for 2009 and 2008, respectively, included in selling, general and administrative expenses, and $0.4 million and $0 million for 2009 and 2008, respectively, included in cost of sales pertained to: (a) $3.1 million in 2009 ($3.6 million in 2008) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $0.9 million in 2009 ($0.6 million in 2008) for value chain and cost savings projects, (c) $0.4 million in 2009 ($3.2 million in 2008) related to tangible asset impairments, and (d) $1.8 million in 2009 ($0.8 million in 2008) related to various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our European business segment as well as the Corporate Center.

Non-Operating Results:

	First Quarter Ended		Change
(dollars in millions)	April 3, 2009	March 28, 2008	Amount	Percentage
Interest expense	$36.5	$37.9	$(1.4)	-3.8%
Interest income	(1.4)	(1.9)	(0.5)	-27.1%

Net interest expense	$35.1	$36.0	$(0.9)	-2.5%

Other income, net	0.9	0.8	0.1	12.8%

•

Net interest expense decreased in the first quarter of 2009 compared to the same period in the prior year primarily due to lower interest rates on borrowings, offset by decreased interest income on lower cash balances and a lower yield on investments.

Income Taxes:

	First Quarter Ended		Change
(dollars in millions)	April 3, 2009	March 28, 2008	Amount	Percentage
Loss from continuing operations	$(14.3)	$(8.9)	$(5.4)	60.6%
Provision for income taxes	13.6	14.7	(1.1)	-7.5%
Effective income tax rate	-94.6%	-165.5%

•

For the fiscal year ending December 31, 2009, we are projecting an effective income tax rate of approximately 250%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of -94.6% on the pre-tax loss from continuing operations for the fiscal quarter ended April 3, 2009. When compared to the estimated annual effective income tax rate, the effective income tax rate for the fiscal quarter ended April 3, 2009 is higher primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax loss from continuing operations for the first quarter of 2009 includes a relatively high proportion of the projected U.S. annual pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

•

We reported an effective income tax rate of -165.5% on the pre-tax income from continuing operations for the fiscal quarter ended March 28, 2008. The high effective income tax rate is primarily the result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	First Quarter Ended		Change
(dollars in millions)	April 3, 2009	March 28, 2008	Amount	Percentage
Income (loss) from discontinued operations	$(0.8)	$2.9	$(3.7)	-126.0%
Provision for income taxes	—	1.1	(1.1)	-100.0%

Income(loss) from discontinued operations, net of taxes	$(0.8)	$1.8	$(2.6)	-141.8%

The loss from discontinued operations during the first quarter ended April 3, 2009 includes $0.2 million related to additional one-time costs associated with the Dubois divestiture ($1.5 million after-tax income in 2008), and $0.6 million related to the Polymer tolling agreement ($0.3 million after-tax income in 2008).

Net Loss:

Our net loss increased by $7.0 million to $28.7 million for the first quarter of 2009. Excluding the impact of foreign currency exchange of $4.9 million, our net loss increased by $2.1 million, mainly due to the decrease in gross profit of $13.6 million, offset by the decrease in operating expenses by $11.9 million. As previously discussed, the decline in gross profit was a result of increased raw materials costs outpacing pricing actions, downward inventory adjustments and unfavorable product mix. The reduction in operating expenses is generally due to savings from our November 2005 Plan.

EBITDA:

EBITDA is a non-U.S. GAAP financial measure, and you should not consider EBITDA as an alternative to U.S. GAAP financial measures such as (a) operating profit or net income (loss) as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with U.S. GAAP) as a measure of our ability to meet cash needs.

We believe that, in addition to operating profit, net income (loss), and cash flows from operating activities, EBITDA is a useful financial measurement for assessing liquidity as it provides management, investors, lenders and financial analysts with an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In addition, various covenants under our senior secured credit facilities are based on EBITDA, as adjusted pursuant to the provisions of those facilities.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the first quarters ended April 3, 2009 and March 28, 2008.

	First Quarter Ended
(dollars in millions)	April 3, 2009	March 28, 2008
Net cash flows used in operating activities	$(13.9)	$(9.8)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	28.5	21.1
Changes in deferred income taxes	(7.2)	(1.8)
Gain (loss) from divestitures	(0.1)	2.5
Gain (loss) on property disposals	0.1	0.1
Depreciation and amortization expense	(26.0)	(33.4)
Amortization of debt issuance costs	(1.2)	(1.3)
Interest accreted on notes payable	(12.2)	(11.8)
Interest accrued on long-term receivables-related parties	0.7	0.7
Other, net	2.6	12.0

Net loss	(28.7)	(21.7)
Provision for income taxes	13.6	14.7
Interest expense, net	35.1	36.0
Depreciation and amortization expense	26.0	33.4
Effect of foreign currency exchange to prior period EBITDA	—	(9.1)

	$46.0	$53.3

EBITDA, net of foreign currency impact, decreased by $7.3 million for the first quarter ended April 3, 2009 compared to the same period in the prior year. This was primarily due to decreased gross profit arising from increased raw materials costs outpacing pricing actions, downward inventory adjustments and unfavorable product mix, but offset by the following favorable operating results (amounts are net of foreign exchange impact):

•	decrease of $3.9 million in selling, general and administrative expenses, primarily driven by our November 2005 Plan;

•	decrease of $5.7 million in restructuring expenses; and

•	decrease of $2.3 million in research and development expenses.

Liquidity and Capital Resources

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated statements of cash flows and consolidated balance sheets:

	First Quarter Ended		Change
(dollars in millions)	April 3, 2009	March 28, 2008	Amount	Percentage
Net cash used in operating activities	$(13.9)	$(9.8)	$(4.1)	-42.2%
Net cash provided by (used in) investing activities	(17.7)	46.0	(63.7)	-138.5%
Net cash provided by financing activities	7.0	6.5	0.5	8.2%
Capital expenditures	(17.1)	(22.5)	5.4	24.2%

	As of		Change
	April 3, 2009	December 31, 2008	Amount	Percentage
Cash and cash equivalents	$78.6	$107.9	$(29.3)	-27.1%
Working capital*	$436.2	$438.5	(2.3)	-0.5%
Total debt	$1,464.2	$1,470.8	(6.6)	-0.5%

*	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents at April 3, 2009 compared to December 31, 2008 resulted primarily from cash used in operating activities, including a $6.1 million reduction in the utilization of the asset securitization program, and capital expenditures. This was partially offset by an increase in short-term borrowings.

•

The increase in net cash used in operating activities during the first quarter ended April 3, 2009 compared to the first quarter of 2008 was primarily due to a larger increase in other assets, partially offset by a decrease in accounts payable and accrued expenses, and other liabilities.

•

The decrease in net cash provided by (used in) investing activities during the first quarter of 2009 compared to the first quarter of 2008 was primarily due to a decrease in proceeds from divestitures, related to the divestiture of the Auto-Chlor business in February 2008. This was partially offset by slightly lower capital expenditures in the first quarter of 2009 as compared to 2008. Our investments tend to be in dosing and feeder equipment with new and existing customer accounts as well as ongoing expenditures in information technology and manufacturing. We may also make significant cash expenditures in an effort to capitalize on cost savings opportunities.

•	The increase in cash flow provided by financing activities during the first quarter of 2009 compared to the first quarter of 2008 was due to a slight increase in short term borrowings.

•

Working capital declined by $2.2 million during the first quarter of 2009. This resulted from a $61.4 million decrease in accounts receivable, partially offset by a $28.9 million increase in inventories and a $30.3 million decrease in accounts payable. The increase in inventories is a result of a seasonal build in inventory levels and build from factory closures. The decrease in accounts receivable was due to the foreign exchange impact of a stronger US dollar against the euro and other foreign currencies, and improved receivable turnover.

Restricted Cash. In December 2008, the Company transferred $49.5 million to irrevocable trusts for the settlement of obligations associated with the November 2005 Restructuring Plan, a majority of which it expects to utilize during fiscal year 2009. As of April 3, 2009, we carry a balance of $47.3 million, classified as restricted cash in our consolidated balance sheets.

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

The JDI senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 16, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of April 3, 2009, we had $5.2 million in letters of credit outstanding under the revolving portion of the senior secured credit facilities and therefore had the ability to borrow $169.8 million under those revolving facilities.

As of April 3, 2009, excluding indebtedness held by JDI, our only indebtedness consisted of the senior discount notes with a book value of $390.0 million. As of April 3, 2009, our subsidiaries had total indebtedness of $1.1 billion, consisting of $602.2 million of senior subordinated notes, $429.8 million of borrowings under the senior secured credit facilities, $10.0 million of other long-term borrowings and $32.2 million in short-term credit lines. In addition, JDI had $178.6 million in operating lease commitments, $2.2 million in capital lease commitments and $5.2 million committed under letters of credit.

We believe that the cash flows from continuing operations, including the effects of divestitures made as part of the November 2005 Plan, together with available cash, borrowings available under the JDI senior secured credit facilities, and the proceeds from the JDI receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future, including those related to the November 2005 Plan. We do not expect the divestitures of the Polymer Business and other businesses, made as part of the November 2005 Plan and included as part of continuing and discontinued operations, to significantly affect our future liquidity or our ability to meet our debt service obligations.

We have obligations related to our pension and post-retirement plans that are discussed in detail in Note 13 to the consolidated financial statements. As of the most recent actuarial estimation, we anticipate making $34.3 million of contributions to pension plans in fiscal year 2009. Post-retirement medical claims are paid as they are submitted and are anticipated to be $4.4 million in fiscal year 2009.

Our operations are subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in the countries where we conduct business. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs. Consequently, we engage in hedging activities, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. See Notes 12 and 14 to the consolidated financial statements for gains and losses associated with these contracts.

Off-Balance Sheet Arrangements. JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby JDI and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), JDI’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to non-consolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As of April 3, 2009 and December 31, 2008, the size of JDI’s Receivables Facility for securitization was $75 million.

As of April 3, 2009 and December 31, 2008, the Conduits held $37.6 million and $43.7 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of April 3, 2009 and December 31, 2008, JDI had a retained interest of $84.8 million and $74.7 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the quarter ended April 3, 2009, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 4.25% per annum.

Under the terms of the JDI senior secured credit facilities, JDI must use any net proceeds from the Receivables Facility first to prepay loans outstanding under the JDI senior secured credit facilities. In addition, the net amount of trade receivables at any time outstanding under this and any other securitization facility that JDI may enter into may not exceed $200 million in the aggregate.

FIN No. 48 Liabilities. For the fiscal year ending December 31, 2009, we expect to increase liabilities related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109,” by $4.8 million, resulting in total FIN No. 48 liabilities of $69.8 million. Total FIN No. 48 liabilities for which payments are expected in less than one year are $6.8 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current FIN No. 48 liabilities.

Financial Covenants under the JDI Senior Secured Credit Facilities

Under the amended terms of JDI’s senior secured credit facilities, JDI is subject to certain financial covenants. JDI remains well within its financial covenants under its senior secured credit facilities, even as the global economy has been greatly affected by the ongoing credit crisis with many lenders and institutional investors ceasing to provide funding to even the most credit-worthy borrowers. JDI continues to believe that it is positioned to deal with the current crisis: however, we are not able to predict how much more severe the crisis may become and how it may affect JDI’s business or JDI’s customers’ businesses going forward. A further weakening in the global economy may affect a number of JDI’s end-users who may reduce the volume of their purchases from JDI during economic downturns. This would likely have an adverse impact on JDI’s business, financial condition, results of operations and cash flows. We continue to monitor economic conditions closely and pursue cost saving opportunities through our restructuring program and other cost reduction initiatives as well as growth opportunities through certain strategic investments and innovations.

The financial covenants under JDI’s senior secured credit facilities require JDI to meet the following targets and ratios.

Maximum Leverage Ratio. JDI is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the senior secured credit facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) JDI’s consolidated indebtedness (excluding up to $55.0 million of indebtedness incurred under the Receivables Facility and indebtedness relating to specified interest rate hedge agreements) as of the last day of a financial covenant period using a weighted-average exchange rate for the relevant fiscal three-month period to (2) JDI’s consolidated EBITDA, as defined in the JDI senior secured credit facilities, for that same financial covenant period.

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

The JDI senior secured credit facilities require that it maintain an interest coverage ratio of no less than the ratio set forth below for each of the financial covenant periods ending nearest the corresponding date set for the below:

Minimum Interest Coverage Ratio
March 31, 2009	2.50 to 1
June 30, 2009	2.50 to 1
September 30, 2009	2.75 to 1
December 31, 2009	2.75 to 1
March 31, 2010	2.75 to 1
June 30, 2010	2.75 to 1
September 30, 2010 and thereafter	3.00 to 1

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on April 3, 2009, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the JDI senior secured credit facilities to $130 million per fiscal year. To the extent that JDI makes capital expenditures of less than the limit in any fiscal year, however, JDI may carry forward into the subsequent year the difference between the limit and the actual amount JDI expended, provided that the amounts that JDI carries forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of April 3, 2009, JDI was in compliance with the limitation on capital expenditures for fiscal year 2009.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of April 3, 2009, JDI was in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

In addition, the JDI senior secured credit facilities contain covenants that restrict JDI’s ability to declare dividends and to redeem and repurchase capital stock. The JDI senior secured credit facilities also limit JDI’s ability to incur additional liens, engage in sale-leaseback transactions and incur additional indebtedness and make investments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes to our market risk since December 31, 2008. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s independent registered public accounting firm will provide an attestation report regarding the Company’s internal control over financial reporting with the issuance of its Annual Report on Form 10-K for fiscal 2009.

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended April 3, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JOHNSONDIVERSEY HOLDINGS, INC.

Date: May 14, 2009	/s/ Joseph F. Smorada
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.