Form 10-Q
period 2009-07-03
JOHNSONDIVERSEY HOLDINGS INC
filed 2009-08-13
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 3, 2009

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of August 7, 2009, there were 3,920 outstanding shares of the registrant’s class A common stock, $0.01 par value, and there were 1,960 outstanding shares of the registrant’s class B common stock, $0.01 par value, which is subject to put and call options.

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

FORWARD-LOOKING STATEMENTS

We make statements in this Form 10–Q that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•	general economic and political conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	the vitality of the institutional and industrial cleaning and sanitation market and conditions affecting the industry, including health-related, political and weather-related;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill their obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or affect our markets; and

•	other factors listed from time to time in reports that we file with the Securities and Exchange Commission (“SEC”).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	July 3, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,041	$107,923
Restricted cash	35,717	49,463
Accounts receivable, less allowance of $24,374 and $20,487, respectively	547,587	553,170
Accounts receivable – related parties	21,294	17,484
Inventories	277,405	255,330
Deferred income taxes	34,228	29,114
Other current assets	164,444	136,062
Current assets of discontinued operations	149	1,746

Total current assets	1,130,865	1,150,292
Property, plant and equipment, net	401,896	412,022
Capitalized software, net	47,503	43,864
Goodwill	1,235,483	1,226,014
Other intangibles, net	224,964	231,590
Long-term receivables – related parties	81,697	79,808
Other assets	92,030	65,901
Non current assets of discontinued operations	3,376	5,681

Total assets	$3,217,814	$3,215,172

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$101,034	$26,448
Current portion of long-term debt	16,507	19,805
Accounts payable	306,580	359,032
Accounts payable – related parties	35,504	28,492
Accrued expenses	431,606	460,367
Current liabilities of discontinued operations	2,752	3,746

Total current liabilities	893,983	897,890
Pension and other post-retirement benefits	280,958	294,086
Long-term borrowings	1,424,129	1,424,556
Long-term payables – related parties	30,572	29,920
Deferred income taxes	89,880	70,927
Other liabilities	126,123	130,966
Non current liabilities of discontinued operations	6,969	6,197

Total liabilities	2,852,614	2,854,542
Commitments and contingencies
Class B common stock subject to put and call options– $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	457,201	456,875
Stockholders’ equity:
Class A common stock – $0.01 par value; 7,000 shares authorized; 3,920 shares issued and outstanding	—	—
Capital in excess of par value	85,126	85,344
Retained deficit	(315,607)	(293,806)
Accumulated other comprehensive income	138,480	112,217

Total stockholders’ deficit	(92,001)	(96,245)

Total liabilities, class B common stock and stockholders’ equity	$3,217,814	$3,215,172

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$786,208	$876,959	$1,485,101	$1,648,339
Sales agency fee income	6,346	10,115	12,065	18,572

	792,554	887,074	1,497,166	1,666,911
Cost of sales	466,625	522,095	901,890	982,519

Gross profit	325,929	364,979	595,276	684,392
Selling, general and administrative expenses	245,709	287,215	480,856	556,189
Research and development expenses	17,322	17,658	30,993	35,188
Restructuring expenses	6,536	4,743	7,243	11,240

Operating profit	56,362	55,363	76,184	81,775
Other (income) expense:
Interest expense	35,020	38,303	71,483	76,298
Interest income	(1,122)	(1,998)	(2,518)	(3,913)
Other income, net	(2,650)	(849)	(3,551)	(1,648)

Income from continuing operations before income taxes	25,114	19,907	10,770	11,038
Income tax provision	17,598	21,911	31,171	36,585

Income (loss) from continuing operations	7,516	(2,004)	(20,401)	(25,547)
Income (loss) from discontinued operations, net of income taxes of ($116), $1,170, ($116) and $2,264	(642)	1,741	(1,397)	3,548

Net income (loss)	$6,874	$(263)	$(21,798)	$(21,999)

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	July 3, 2009	June 27, 2008
	(unaudited)
Cash flows from operating activities:
Net loss	$(21,798)	$(21,999)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	44,439	54,087
Amortization of intangibles	9,349	12,495
Amortization of debt issuance costs	2,445	2,528
Interest accreted on notes payable	2,375	1,869
Interest accrued on long-term receivables - related parties	(1,422)	(1,339)
Deferred income taxes	12,251	12,581
Loss on disposal of discontinued operations	605	165
Gain from divestitures	(87)	(1,543)
Gain (loss) on property, plant and equipment disposals	108	(163)
Compensation costs associated with a former long-term incentive plan	107	200
Other	(1,338)	(8,240)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	7,100	(1,300)
Accounts receivable	(3,221)	(21,347)
Inventories	(15,676)	(45,950)
Other current assets	(23,420)	(23,108)
Accounts payable and accrued expenses	(64,887)	(18,907)
Other assets	(26,496)	(1,189)
Other liabilities	(10,002)	(542)

Net cash used in operating activities	(89,568)	(61,702)
Cash flows from investing activities:
Capital expenditures	(27,501)	(46,235)
Expenditures for capitalized computer software	(11,631)	(10,764)
Proceeds from property, plant and equipment disposals	7,381	2,698
Acquisitions of businesses and other intangibles	(1,400)	(5,321)
Net proceeds from (costs of) divestiture of businesses	(634)	67,088

Net cash provided by (used in) investing activities	(33,785)	7,466
Cash flows from financing activities:
Proceeds from short-term borrowings	73,622	40,455
Repayments of long-term borrowings	(6,958)	(6,711)
Payment of debt issuance costs	—	(123)
Dividends paid	(367)	—

Net cash provided by financing activities	66,297	33,621
Effect of exchange rate changes on cash and cash equivalents	(826)	(4,520)

Change in cash and cash equivalents	(57,882)	(25,135)
Beginning balance	107,923	97,176

Ending balance [1]	$50,041	$72,041

Supplemental cash flows information
Cash paid during the period:
Interest	$65,088	$68,358
Income taxes	11,330	19,052

Non-financing activities:
Contribution from Holdco associated with a former long-term incentive plan	$107	$200

[1]	Includes cash and cash equivalents for discontinued operations of $735 at June 27, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of July 3, 2009 and its results of operations for the three and six months ended July 3, 2009 and cash flows for the six months ended July 3, 2009 have been included. The results of operations for the three and six months ended July 3, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The Company evaluated subsequent events through August 13, 2009, the date of issuance of the financial statements.

Reclassifications

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of DuBois Chemicals (“DuBois”) and the Polymer Business segment (“Polymer Business”) (see Note 7).

The Company has accounted for the divestiture of DuBois, which occurred in September 2008, as a discontinued operation, resulting in the reclassification of certain prior period amounts in the accompanying consolidated statements of operations and consolidated balance sheets (see Note 7). The reclassification had no effect on net income (loss) reported for any period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of JohnsonDiversey, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

The Company uses estimates and assumptions in accounting for the following significant matters, among others:

•	Allowances for doubtful accounts

•	Inventory valuation and allowances

•	Valuation of acquired assets and liabilities

•	Useful lives of property and equipment and intangible assets

•	Goodwill and other long-lived asset impairment

•	Contingencies

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

•	Accounting for income taxes

Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. No significant revisions to estimates or assumptions were made during the periods presented in the accompanying consolidated financial statements.

Unless otherwise indicated, all monetary amounts, except for share data, are stated in thousand dollars.

3. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is deemed non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. Amendments to the Codification are made by issuing a “FASB Accounting Standards Update” that will display an issue date expressed as the year with number sequence. The adoption of this standard and the codification is not expected to have a material effect on the Company’s financial position or results of operations or cash flows.

In June 2009, the FASB simultaneously issued FASB Statement No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”) and FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under this statement, many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition and the concept of a qualifying special-purpose entity (“QSPE”) is eliminated. It requires more disclosure about transfers of financial assets, including securitization transactions, and a transferor’s continuing involvement and exposure to the risks, if any, to the transferred financial assets. SFAS 167 is a revision to FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to address the effect of the elimination of the “QSPE” concept in SFAS 166, and it amends how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement, as well as how they affect the reporting entity’s financial statements. These new standards will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted. The Company is currently evaluating the effects that these standards may have on its financial statements.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:

•

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The company prospectively adopted SFAS 165 as of July 3, 2009. The company is deemed a public entity under SFAS 165; hence, the company evaluates subsequent events through the date the financial statements are issued.

During April 2009, FASB issued FASB Staff Position (“FSP”) FAS 141(R) -1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ( “FSP 141(R)-1”). This FSP amends the guidance in SFAS 141(revised 2007) Business Combinations (“SFAS 141(R)”) to:

•

Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies (“SFAS 5”), and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141(R), and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combination;

•

Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by SFAS 5 and that those disclosures be included in the business combination footnote; and

•

Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141(R).

This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company adopted FSP FAS 141(R)-1 effective January 1, 2009 and it did not have any impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased. In the Board’s view, a significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. This requires an entity to disclose a change in valuation technique resulting from the application of this FSP and to quantify its effects, if practicable. FSP FAS 157-4 applies to all fair value measurements when appropriate. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 157-4 during the current reporting period. The adoption of FSP FAS 157-4 in 2009 did not have any impact on the Company’s financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 during the current reporting period and provided the additional disclosures required.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption was prohibited. The company adopted FSP 142-3 effective January 1, 2009. The adoption of FSP 142-3 in 2009 did not have any impact on the Company’s financial condition, results of operations or cash flows.

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaced SFAS No. 141. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The provisions of SFAS 141(R) are effective for the fiscal year beginning on or after December 15, 2008, which, for the Company, is fiscal year 2009. The adoption of SFAS 141(R) in 2009 did not have any impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Relative to SFAS 157, the FASB issued FSP 157-2, which delayed the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 at the beginning of fiscal year 2008, as it pertains to financial assets and liabilities and for non-financial assets and liabilities that are re-measured at least annually, and, at the beginning of fiscal year 2009 as it pertains to non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not have any significant effect on the Company’s financial condition, results of operations or cash flows. See Note 15 to the consolidated financial statements for further discussion.

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

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Sales Agency Agreement are met. The Company elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $157 and $222 during the three months ended July 3, 2009 and June 27, 2008, respectively; and $305 and $407 during the six months ended July 3, 2009 and June 27, 2008, respectively.

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

Under the License Agreement, the Company recorded net product and service sales of $32,306 and $40,040 during the three months ended July 3, 2009 and June 27, 2008, respectively; and $64,234 and $75,088 during the six months ended July 3, 2009 and June 27, 2008, respectively.

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

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs, of which $1,559 was recorded in the six months ended June 27, 2008, including adjustments for additional one-time costs and refinement of net assets disposed reducing the gain by $922 during the three months ended June 27, 2008. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2009, the Company recorded adjustments to closing costs, reducing the gain by $6 during the three months ended July 3, 2009, resulting in a gain of $87 for the six months ended July 3, 2009. The gain is subject to additional post-closing adjustments relating to potential pension-related settlement charges.

Net sales associated with these businesses were approximately $0 and $9,882 for the three and six months ended June 27, 2008.

7. Discontinued Operations

DuBois Chemicals

On September 26, 2008, JDI and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of JDI, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”) for approximately $69,700, of which, $5,000 was escrowed subject to meeting fiscal year 2009 performance measures and $1,000 was escrowed subject to resolution of certain environmental representations by JDI. The purchase price was also subject to certain post-closing adjustments that were based on net working capital targets. Finalization of this adjustment in the first quarter of 2009 did not require any purchase price adjustment. JDI and Riverside are expected to finalize the environmental related adjustments during the third quarter of 2009 and the performance related adjustments during the second quarter of 2010.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

DuBois is a North American based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of JDI and a component of the North American business segment. The sale resulted in a gain of approximately $14,744 ($6,211 after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. The Company recorded $561 ($444 after tax) and $705 ($588 after tax) of additional one-time costs for the three and six months ended July 3, 2009, respectively. The gain is subject to additional post-closing adjustments including potential pension-related settlement charges.

Net sales from discontinued operations relating to DuBois were $25,131 and $48,687 (including $2,721 and $5,073 of intercompany sales) for the three and six month periods ended June 27, 2008.

Income from discontinued operations for the three and six months ended July 3, 2009 and June 27, 2008, were comprised of the following:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Income from discontinued operations before taxes and gain from sale	$—	$2,146	$—	$4,504
Taxes on discontinued operations	—	(797)	—	(1,678)
Loss on sale of discontinued operations before taxes	(561)	—	(705)	—
Tax benefit on loss from sale of discontinued operations	117	—	117	—

Income (loss) from discontinued operations	$(444)	$1,349	$(588)	$2,826

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

During the fiscal year ended December 28, 2007, the Company finalized and paid certain pension related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($305 after tax gain). During the fiscal year ended December 31, 2008, the Company recorded and refined additional closing costs, reducing the gain by $192 ($226 after tax loss) of which the Company had recorded a reduced gain of $179 ($173 after tax) and $172 ($165 after tax), respectively, in the three and six months ended June 27, 2008. During the three and six months ended July 3, 2009, the Company recorded and refined additional closing costs reducing the gain by $7 ($8 after tax) and $16 ($17 after tax), respectively. Further adjustments are not expected to be significant.

The Company recorded income (loss) from discontinued operations, net of tax, relating to the tolling agreement of ($190) and $565, during the three months ended July 3, 2009 and June 27, 2008, respectively, and ($792) and $887, respectively for the six months ended July 3, 2009 and June 27, 2008.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

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

In July 2009, JDI amended the Receivables Facility to allow for the repurchase of receivables relating to JDI’s subsidiary in the United Kingdom and extend the maturity of the program through July 14, 2010. The total potential for securitization of trade receivables under the Receivables Facility was $75,000 at July 3, 2009 and December 31, 2008. The July 2009 amendment reduced the total potential for securitization under the program to $50,000.

As of July 3, 2009 and December 31, 2008, the Conduit associated with the Receivables Facility held $50,800 and $43,700, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheet.

As of July 3, 2009 and December 31, 2008, JDI had a retained interest of $91,078 and $74,712, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheet at estimated fair value.

9. Income Taxes

For the fiscal year ending December 31, 2009, the Company is projecting an effective income tax rate on income from continuing operations of approximately 145%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 70.1% on pre-tax income from continuing operations for the three month period ended July 3, 2009. When compared to the estimated annual effective income tax rate, the effective income tax rate on the pre-tax income for the three month period ended July 3, 2009 is lower primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the three month period ended July 3, 2009 includes a relatively low proportion of the projected U.S. annual pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

The Company reported an effective income tax rate of 289.4% on pre-tax income from continuing operations for the six month period ended July 3, 2009. When compared to the estimated annual effective income tax rate, the effective income tax rate on the pre-tax income for the six month period ended July 3, 2009 is higher primarily due to certain income tax expense amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

The Company reported an effective income tax rate of 7.7% on the pre-tax loss from discontinued operations for the three and six month periods ended July 3, 2009. The effective income tax rate is lower than the statutory income tax rate because no income tax benefit is claimed on the U.S. pre-tax loss due to the U.S. valuation allowance.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

10. Inventories

The components of inventories are summarized as follows:

	July 3, 2009	December 31, 2008
Raw materials and containers	$61,422	$57,832
Finished goods	215,983	197,498

Total inventories	$277,405	$255,330

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $23,912 and $22,726 on July 3, 2009 and December 31, 2008, respectively.

11. Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company’s Board of Directors approved a restructuring program (“November 2005 Plan”), which will take the remainder of fiscal 2009 to implement, and includes a redesign of the Company’s organization structure, the closure of a number of manufacturing and other facilities and a workforce reduction of approximately 10%, in addition to previously planned divestitures. In addition to the divestiture of the Polymer Business and DuBois (see Note 7), the Company is considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

In connection with the November 2005 Plan, the Company recognized liabilities of $6,536 for the involuntary termination of 136 employees during the three months ended July 3, 2009, most of which are associated with the Asia Pacific, European and Japanese business segments. During the six months ended July 3, 2009, the Company recognized liabilities of $7,243 for the involuntary termination of 171 employees, most of which are associated with the Asia Pacific, European and Japanese business segments. The Company also recorded $88 of other restructuring costs during the three months ended July 3, 2009.

In addition, and in connection with the November 2005 Plan, the Company recognized liabilities of $4,704 for the involuntary termination of 32 employees during the three months ended June 27, 2008, most of which were associated with the European business segment. During the six months ended June 27, 2008, the Company recognized liabilities of $11,201 for the involuntary termination of 162 employees, most of which were associated with the European and Japanese business segments. The Company also recorded $39 of other restructuring costs during the three months ended June 27, 2008.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

The activities associated with the November 2005 Plan for the three and six months ended July 3, 2009 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2008	$58,735 [1]	$1,335 [1]	$60,071

Liability recorded as restructuring expense	707	—	707
Cash paid [2]	(10,362)	(39)	(10,401)

Liability balances as of April 3, 2009	$49,080	$1,296	$50,377

Liability recorded as restructuring expense, net	6,448	88	6,536
Cash paid [3]	(11,486)	(43)	(11,529)

Liability balances as of July 3, 2009	$44,042	$1,341	$45,384

[1]	Includes a $1,614 reclassification not affecting the total.
[2]	Cash paid is increased by $168 due to the effects of foreign exchange.
[3]	Cash paid is increased by $208 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $556 for the three and six months ended July 3, 2009. In addition, and in connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $2,804 and $6,023 for the three and six months ended June 27, 2008, respectively. The impairment charges are included in selling, general and administrative costs.

Total plan-to-date expense, net associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan To-Date	Three Months Ended		Six Months Ended
		July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
North America	$34,890	$738	$1,165	$795	$1,953
Europe	128,859	3,919	3,998	4,840	3,432
Japan	13,108	1,281	677	1,430	5,720
Latin America	5,853	195	148	224	535
Asia Pacific	2,118	374	353	374	396
Other	26,167	29	(1,598)	(420)	(796)

	$210,995	$6,536	$4,743	$7,243	$11,240

In December 2008, the Company transferred $49,463 to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan, a majority of which it expects to utilize during fiscal year 2009. The Company classified the trust balances as restricted cash on its July 3, 2009 and December 31, 2008 consolidated balance sheets.

12. Other Income, Net

The components of other income, net in the consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Foreign currency translation (gain) loss	$(12,591)	$2,362	$(8,468)	$(8,946)
Forward contracts (gain) loss	9,908	(3,358)	4,844	6,940
Other, net	33	147	73	358

	$(2,650)	$(849)	$(3,551)	$(1,648)

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

13. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and six months ended July 3, 2009 and June 27, 2008 are as follows:

	Defined Pension Benefits
	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Service cost	$3,468	$6,764	$6,788	$13,480
Interest cost	8,650	10,181	16,994	20,421
Expected return on plan assets	(8,459)	(11,356)	(16,610)	(22,720)
Amortization of net loss	2,127	856	4,334	2,058
Amortization of transition obligation	57	64	112	126
Amortization of prior service credit	(224)	(241)	(438)	(471)
Curtailments, settlements and special termination benefits	1,181	2,533	1,181	2,578

Net periodic pension cost	$6,800	$8,801	$12,361	$15,472

	Other Post-Employment Benefits
	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008

Service cost	$430	$511	$859	$1,028
Interest cost	1,262	1,292	2,521	2,588
Amortization of net loss	20	56	42	124
Amortization of prior service credit	(50)	(42)	(100)	(90)
Curtailments and settlements	—	—	—	44

Net periodic benefit cost	$1,662	$1,817	$3,322	$3,694

The Company made contributions to its defined benefit pension plans of $15,598 and $9,807 during the three months ended July 3, 2009 and June 27, 2008, respectively; and $25,759 and $21,009 during the six months ended July 3, 2009 and June 27, 2008, respectively.

In June 2009, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $1,181. The Company recorded the loss in selling, general and administrative expenses in the consolidated statement of operations.

In June 2008, the Company recognized a settlement of defined benefits to former Japan employees, resulting in a related loss of $2,535. The Company recorded the loss in selling, general and administrative expenses in the consolidated statement of operations.

14. Financial Instruments

The Company sells its products in more than 175 countries and approximately 80% of the Company’s revenues are generated outside North America. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

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

At July 3, 2009, JDI held 35 foreign currency forward contracts and two options as hedges of foreign currency denominated receivables and payables with aggregate notional amounts of $217,503 and $840, respectively. Because the terms of such contracts are primarily less than three months, JDI did not elect hedge accounting treatment for these contracts. JDI records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were $9,908 and $4,844 during the three and six month period ended July 3, 2009.

As of July 3, 2009, JDI held 84 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with aggregate notional amounts of $29,060. The maximum length of time over which JDI typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized loss on cash flow hedging instruments of $226 were included in accumulated other comprehensive income, net of tax, at July 3, 2009. There was no ineffectiveness related to cash flow hedging instruments during the three and six months ended July 3, 2009. Unrealized gains and losses existing at July 3, 2009, which are expected to be reclassified into the consolidated statements of operations from accumulated other comprehensive income during the next year, are not expected to be significant.

JDI is currently party to three interest rate swaps with expiration dates of in May 2010. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B with a final maturity of December 2011. Under the terms of these swaps, the Company pays fixed rates of 4.825%, 4.845% and 4.9% and receives three-month LIBOR on the notional amount for the life of the swaps. There was no ineffectiveness related to these swaps during the six months ended July 3, 2009.

All interest rate swaps are designated and qualify as cash flow hedging instruments and, therefore, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged exposure (interest) affects earnings. The net unrealized loss included in accumulated other comprehensive income, net of tax, was $5,181 for the six months ended July 3, 2009.

At July 3, 2009 the location and fair value amounts of derivative instruments is as follows:

	Asset Derivatives July 3, 2009		Liability Derivatives July 3, 2009
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contracts			Accrued expenses	$5,808

Foreign currency forward contracts	Other current assets	$1,007	Accrued expenses	974

Derivatives not designated as hedging instruments under Statement 133
Foreign currency forward contracts	Other current assets	836	Accrued expenses	5,133

Total Derivatives		$1,843		$11,915

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

The amounts of gain (loss) recognized in accumulated Other Comprehensive Income (“OCI”) at July 3, 2009, and the amounts reclassified into income from accumulated OCI for the three and six months ended July 3, 2009 were as follows:

	Amount of (gain) loss recognized in accumlated OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives in Statement 133 cash flow hedging relationships	Six months ended July 3, 2009	Location of (gain) loss reclassified from accumulated OCI into income	Three Months Ended July 3, 2009	Six months ended July 3, 2009

Interest rate swap contracts	$5,808	Interest expense	$1,610	$3,191
Foreign currency forward contracts	(33)	Other income, net	(305)	(1,088)

Total	$5,775	Total	$1,305	$2,103

15. Fair Value Measurements of Financial Instruments

Financial instruments measured at fair value on a recurring basis were as follows:

	Balance at July 3, 2009	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$1,843	$—	$1,843	$—

Liabilities:
Foreign currency forward contracts	$6,107	$—	$6,107	$—
Interest rate swap contracts	5,808	—	5,808	—

	$11,915	$—	$11,915	$—

The Company primarily uses readily observable market data in conjunction with globally accepted valuation model software when it’s valuing financial instruments portfolio and, consequently, the Company designates all financial instruments as Level 2. Under SFAS 157, there are three levels of inputs that may be used to measure fair value. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

16. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month period ended July 3, 2009 and June 27, 2008 was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Net income (loss)	$6,874	$(263)	$(21,798)	$(21,999)
Foreign currency translation adjustments	69,283	(8,155)	21,995	62,043
Adjustments to pension and post-retirement liabilities, net of tax	(772)	12,894	4,805	8,528
Unrealized gains (losses) on derivatives, net of tax	(390)	3,624	(537)	(1,497)

Total comprehensive income (loss)	$74,995	$8,100	$4,465	$47,075

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

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

July 3, 2009

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

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

The Company maintains environmental reserves for remediation, monitoring and related expenses for one of its domestic facilities. While the ultimate exposure to further remediation expense at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position or results of operations.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination or potential environmental regulatory matters. An estimate of costs has been made and maintained based on the expected extent of contamination and the expected likelihood of recovery for some of these costs from Unilever under the purchase agreement for the acquisition. As of July 3, 2009, the Company maintained related reserves of $7,000 on a discounted basis (using country specific discount rates ranging from 8.2% to 13.6%) and $9,300 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

JDI is a licensee of certain chemical production technology used globally. The license agreement provides for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, JDI does not expect to meet the minimum guaranteed payments. In accordance with the requirements of SFAS No. 5, JDI estimated its possible range of loss as $2,879 to $4,397 and, in accordance with FASB Interpretation No. 14, maintained a loss reserve of $2,879 at July 3, 2009 and December 31, 2008.

JOHNSONDIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 3, 2009

(Unaudited)

19. Segment Information

Business segment information is summarized as follows:

	Three Months Ended July 3, 2009
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$174,801	$424,977	$75,886	$60,215	$58,343	$(1,668)	$792,554
Operating profit	19,552	35,787	2,097	3,525	2,156	(6,755)	56,362
Depreciation and amortization	3,375	11,357	2,091	2,009	1,836	7,092	27,760
Interest expense	3,371	13,502	185	405	274	17,283	35,020
Interest income	315	1,194	—	32	55	(474)	1,122
Total assets	320,926	1,924,271	283,067	221,530	186,092	281,928	3,217,814
Goodwill	126,521	785,537	121,407	75,830	59,708	66,480	1,235,483
Capital expenditures, including capitalized computer software	3,089	6,653	833	2,002	2,030	7,454	22,061
Long-lived assets [2]	180,623	1,060,186	166,201	110,982	88,254	317,527	1,923,773

	Three Months Ended June 27, 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$178,297	$506,318	$75,227	$67,090	$65,068	$(4,926)	$887,074
Operating profit	14,452	44,671	(208)	4,483	3,247	(11,282)	55,363
Depreciation and amortization	4,311	14,036	4,198	2,351	2,338	5,993	33,227
Interest expense	3,200	17,874	221	452	557	15,999	38,303
Interest income	733	2,343	47	43	123	(1,291)	1,998
Total assets	360,191	2,213,497	276,629	244,609	209,361	318,772	3,623,059
Goodwill	123,423	885,481	110,344	87,951	66,506	68,187	1,341,892
Capital expenditures, including capitalized computer software	1,881	14,656	886	2,868	2,478	11,720	34,489
Long-lived assets [2]	180,476	1,212,783	155,934	129,131	97,379	366,131	2,141,834

	Six Months Ended July 3, 2009
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$328,881	$804,389	$142,027	$114,928	$112,551	$(5,610)	$1,497,166
Operating profit	25,218	50,637	2,485	5,263	2,353	(9,772)	76,184
Depreciation and amortization	6,410	22,063	3,682	3,872	3,816	13,945	53,788
Interest expense	6,898	26,961	356	845	546	35,877	71,483
Interest income	676	2,722	1	110	123	(1,114)	2,518
Total assets	320,926	1,924,271	283,067	221,530	186,092	281,928	3,217,814
Goodwill	126,521	785,537	121,407	75,830	59,708	66,480	1,235,483
Capital expenditures, including capitalized computer software	5,726	13,019	1,177	3,545	3,210	12,455	39,132
Long-lived assets [2]	180,623	1,060,186	166,201	110,982	88,254	317,527	1,923,773

	Six Months Ended June 27, 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$339,074	$937,405	$147,386	$125,846	$128,563	$(11,363)	$1,666,911
Operating profit	25,481	66,615	(364)	7,763	5,821	(23,541)	81,775
Depreciation and amortization	8,150	30,266	5,627	4,791	4,615	13,133	66,582
Interest expense	6,107	35,330	422	913	1,112	32,414	76,298
Interest income	1,595	4,672	51	71	264	(2,740)	3,913
Total assets	360,191	2,213,497	276,629	244,609	209,361	318,772	3,623,059
Goodwill	123,423	885,481	110,344	87,951	66,506	68,187	1,341,892
Capital expenditures, including capitalized computer software	5,621	25,073	1,506	5,418	4,118	15,263	56,999
Long-lived assets [2]	180,476	1,212,783	155,934	129,131	97,379	366,131	2,141,834

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in unconsolidated subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of JohnsonDiversey Holdings, Inc. and its consolidated subsidiaries since December 31, 2008. This discussion should be read in conjunction with our consolidated financial statements as of, and for the three months and six months ended July 3, 2009, our annual report on Form 10-K for the year ended December 31, 2008, and the section entitled “Forward-Looking Statements” immediately preceding Part I of this report.

We operate our business through Holdings’ sole subsidiary, JDI, and its subsidiaries. We are an environmentally responsible, leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products and equipment and related services for the institutional and industrial cleaning and sanitation market. We have net product and service sales (“net sales”) in more than 175 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe, North America and Japan, with an increasing presence in the emerging markets of Asia Pacific and Latin America.

Except where noted, the management discussion and analysis below, excluding the consolidated statements of cash flows, reflects the results of continuing operations, which excludes the divestiture of DuBois Chemicals (“DuBois”), and the Polymer Business segment (“Polymer Business”) as discussed in Note 7 to the consolidated financial statements.

As indicated in the following table, after excluding the impact of foreign currency exchange rates, divestitures, sales agency fee income (“SAF”), and sales from our Master Sub-License Agreement (the “License Agreement”), our net sales increased by 1.0% for the three months ended July 3, 2009 compared to the three months ended June 27, 2008, and by 2.5% for the six months ended July 3, 2009 compared to the six months ended June 27, 2008.

	Three Months Ended			Six Months Ended
(dollars in millions)	July 3, 2009	June 27, 2008	Change	July 3, 2009	June 27, 2008	Change
Net sales	$792.5	$887.1	-10.7%	$1,497.2	$1,666.9	-10.2%

Variance due to:
Foreign currency exchange		(90.1)			(176.9)
Divestiture		—			(9.9)
Sales agency fee income	(6.3)	(10.1)		(12.1)	(18.6)
License Agreement revenue	(32.3)	(40.1)		(64.2)	(75.1)

	(38.6)	(140.3)		(76.3)	(280.5)

	$753.9	$746.8	1.0%	$1,420.9	$1,386.4	2.5%

Net sales continued to increase despite challenging global economic conditions. The positive sales growth in the quarter reflects expansion in our Latin America, North America, and Asia Pacific regions, partially offset by Japan, where we continue a strategic exit from non-core businesses, and Europe, where certain customer sectors are suffering from economic recession. Growth was primarily due to the continued expansion of developing markets in Latin America and certain markets in Asia Pacific, and successful price increases implemented in all our geographic areas and customer sectors.

As indicated in the following table, the Company’s gross profit percentage was unchanged for the second quarter of 2009 compared to the second quarter of 2008. Excluding the impact of SAF, our gross profit percentage improved 10 basis points for the second quarter of 2009 compared to the second quarter of 2008.

Margin on Net Sales as Reported Three Months Ended		Margin on Net Sales Adjusted for SAF Three Months Ended
July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
41.1%	41.1%	40.6%	40.5%

The 10 basis point improvement this quarter compared to the same period last year reflects the effective execution of pricing strategies despite pressures on volume caused by the global recession. This quarter’s gross margin represents a significant 290 basis point improvement over that of the first quarter of this year. This increase was largely achieved through a continued and concerted effort to pursue aggressive pricing actions in combination with a favorable reduction in certain raw material costs.

We remain well within our financial covenants under our senior secured credit facilities, despite the current global economy. Further volatility in the global economy may adversely affect a number of our end-users which could cause further negative impact on our business, financial condition, results of operations and cash flows. We will continue to monitor economic conditions closely and pursue cost saving opportunities through our restructuring program and other cost reduction initiatives as well as growth opportunities through certain strategic investments and innovations.

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced a program (“November 2005 Plan”) to implement an operational restructuring of our Company. The program also considered the potential divestiture of, or exit from, certain non-core or underperforming businesses. As we prepare for and continue to experience a similar pattern of events with volatile fuel costs and raw material costs in 2009, our restructuring program has positioned us positively to confront these challenges more effectively.

During the second quarter of 2009, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. In particular, key activities during the quarter included the following:

•	continued plans to transition to new organizational models in our Americas and Asia Pacific regions and our existing European region;

•	continued the transition of certain general ledger accounting functions in Western Europe to a third party provider;

•	continued the redesign of the Japanese sales and marketing functions, supported by Enterprise Resources Planning (ERP) system upgrades to be completed in late 2009 through 2010; and

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency.

For the three months ended July 3, 2009 and in connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges of approximately $6.5 million, which consisted primarily of severance costs. In addition, we recorded period costs of $7.3 million related to the November 2005 Plan in the second quarter of 2009, consisting of the following:

•	$6.3 million for personnel related costs of employees and consultative resources connected to restructuring initiatives

•	($2.0) million gain on sale of a manufacturing facility in Europe

•	$1.1 million related to value chain and cost savings projects

•	$0.9 million related to asset impairments; and

•	$1.0 million related to various other costs

For the six months ended July 3, 2009, restructuring charges were approximately $7.2 million, which consisted primarily of severance costs. In addition, we recorded period costs of $13.5 million in the same period, related to the November 2005 Plan, consisting of the following:

•	$9.7 million for personnel related costs of employees and consultative resources connected to restructuring initiatives

•	($1.9) million for gain on sale of factory in Europe, offset by other facilities related costs

•	$2.1 million related to value chain and cost savings projects

•	$1.3 million related to impairment of tangible related non-cash items, and

•	$2.3 million related to various other costs

Our November 2005 restructuring program activity will be winding down in 2009, with the associated reserves expected to be largely paid out by the end of the fiscal year or early 2010, mostly through our restricted cash balance. The main restructuring focus for the remainder of this year will be the move towards a new organizational model consisting of three regions. We believe that this reorganization will better position us to address consolidation and globalization trends among our customers while also enabling us to more effectively deploy resources against the most compelling market and customer growth opportunities. We also believe this move will boost our efforts to more rapidly deploy innovation globally. We remain on target to substantially complete this reorganization at the end of fiscal 2009.

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

Three Months Ended July 3, 2009 Compared to Three Months Ended June 27, 2008

Net Sales:

	Three Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage
Net product and service sales	$786.2	$877.0	$(90.8)	-10.3%
Sales agency fee income	$6.3	$10.1	$(3.8)	-37.3%

	$792.5	$887.1	$(94.6)	-10.7%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $90.1 million decline in net product and service sales.

•

Excluding the impact of foreign currency exchange rates, SAF income and sales under the License Agreement, net sales increased by 1.0% despite the continued global economic slowdown, reflecting growth in all of our regions except Japan and Europe. This growth was primarily due to successful price increases in all our geographic areas and business sectors and the continued expansion of developing markets in Latin America, and Asia Pacific. The following is a review of the sales performance for each of our segments:

•

In Latin America, net sales increased by 8.9% in the second quarter of 2009 compared to the same period in the prior year, continuing the growth trend from prior periods. Consistent with the prior quarter, growth came from most countries in the region with both pricing and volume growth contributing to the overall increase. Volume growth came from new customer wins which offset the volume decline from existing customers coping with the recessionary forces in the market place.

•

In North America, net sales increased by 1.1% in the second quarter of 2009 compared to the same period in the prior year. This increase was primarily achieved through continued strength and growth in corporate and global accounts, as well as strong sales of disinfectant products to our institutional customers, as a result of the H1N1 virus outbreak.

•

In Asia Pacific, net sales improved by 1.8 % in the second quarter of 2009 compared to the same period in the prior year. This increase is mainly due to continuing volume improvements associated with the developing markets in India and stable growth in Australia, offset by volume decreases in the remainder of the region primarily caused by lower traffic in the lodging sector due to the global recession, coupled with pockets of regional instability.

•

In our Europe, Middle East and Africa markets, net sales decreased by 0.9% in the second quarter of 2009 compared to the same period in the prior year, despite success in implementing price increases. The decrease was primarily caused by declining volume in floor care equipment, cleaning tools, and engineering sales, due to weakened economic conditions as customers deferred their capital investments.

•

In Japan, net sales decreased by 6.2% in the second quarter of 2009 compared to the same period in the prior year. The majority of the decline is driven by choices made to exit certain non-core and/or underperforming accounts in both direct and indirect channels and a reduction in overall demand from distributors and end-users in many of our sectors, reflecting the depressed Japanese economy. All key accounts have been retained in 2009.

•

Sales Agency Fee and License Agreement. As explained in Note 4 to our consolidated financial statements, the Company entered into an Umbrella Agreement with Unilever consisting of a new sales agency (“Sales Agency Agreement”) and License Agreement, which became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

The amounts of Sales Agency Fees and License Agreement revenues earned under these agreements are reported in the preceding tables.

Gross Profit:

Our gross profit percentages for the three months ended July 3, 2009 and June 27, 2008 were as follows:

	Three Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Gross Profit	$325.9	$365.0	$(39.1)	-10.7%

Gross profit as a percentage of net sales as reported:	41.1%	41.1%

Gross profit as a percentage of net sales adjusted for sales agency fee income:	40.6%	40.5%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $38.7 million decline in gross profit.

•

Our gross profit percentage (based on net sales as reported) for the second quarter of 2009 compared to the same period in the prior year did not change. The decrease in SAF had an unfavorable impact on gross margin during the quarter. Excluding the impact of SAF income, our gross profit percentage improved 10 basis points for the second quarter of 2009 compared to the same period in the prior year.

•

The 10 basis point improvement this quarter compared to the same period last year reflects the effective execution of pricing strategies despite pressures on volume caused by the global recession. This quarter’s gross margin represents a significant 290 basis point improvement over that of the first quarter of this year. This increase was largely achieved through a continued and concerted effort to pursue aggressive pricing actions in combination with a favorable reduction in certain raw material costs.

Operating Expenses:

	Three Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Selling, general and administrative expenses	$245.7	$287.2	$(41.5)	-14.5%
Research and development expenses	17.3	17.7	$(0.4)	-2.5%
Restructuring expenses	6.5	4.7	$1.8	37.8%

	$269.5	309.6	$(40.1)	-13.0%

As a percentage of net sales:
Selling, general and administrative expenses	31.0%	32.4%
Research and development expenses	2.2%	2.0%
Restructuring expenses	0.8%	0.5%

	34.0%	34.8%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	31.3%*	32.8%*
Research and development expenses	2.2%	2.0%
Restructuring expenses	0.8%	0.5%

	34.3%	35.3%

*	The percentages for 2009 and 2008 are 30.4% and 30.8%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

Operating expenses. The comparability of operating expenses between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $28.4 million decline in operating expenses.

•

Selling, general and administrative expenses. Excluding period costs associated with the November 2005 Plan, selling, general and administrative expenses as a percentage of net sales adjusted for SAF were 30.4% for the second quarter of 2009 and 30.8% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative costs declined by $15.0 million during the second quarter of 2009 compared to the same period in the prior year. This favorable decline is mainly due to cost savings under our November 2005 Plan and our aggressive expense control management in response to the current economic conditions. We achieved these savings while continuing to maintain and improve our customer-facing capabilities.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased by $1.0 million during the second quarter of 2009 compared to the same period in the prior year.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses increased by $2.3 million during the second quarter of 2009 compared to the same period in the prior year. This was primarily due to a new restructuring initiative in our Asia Pacific Region.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the second quarters ended July 3, 2009 and June 27, 2008, and since inception of the program in November 2005, is outlined below:

	Three Months Ended		Total Project to Date
(dollars in millions)	July 3, 2009	June 27, 2008	July 3, 2009

Reserve balance at beginning of period	$50.4	$46.4	$—
Restructuring costs charged to income	6.5	4.8	211.1

Liability adjustments	—	—	0.3
Payments of accrued costs	(11.5)	(11.7)	(166.0)

Reserve balance at end of period	$45.4	$39.5	$45.4

Period costs classified as selling, general and administrative expenses	7.0	16.9	284.1
Period costs classified as cost of sales	0.3	(0.6)	5.1
Capital expenditures	7.2	5.4	73.3

•

During the second quarter of 2009 and 2008, we recorded $6.5 million and $4.8 million, respectively, of restructuring costs related to our November 2005 Plan. Costs for both periods consisted primarily of involuntary termination costs associated with our European business segment.

•

Period costs of $7.0 and $16.9 million for 2009 and 2008, respectively, included in selling, general and administrative expenses and $0.3 million and ($0.6) million for 2009 and 2008, respectively, included in cost of sales pertained to: (a) $6.3 million in 2009 ($9.0 million in 2008) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) ($2.0) million gain on sale of a manufacturing facility in Europe net of other facilities related costs ($2.0 million of facilities related costs in 2008) (c) $1.1 million in 2009 ($2.0 million in 2008) for value chain and cost savings projects, (d) $0.9 million in 2009 ($2.3 million in 2008) related to tangible asset impairments, and (e) $1.0 million in 2009 ($1.0 million in 2008) related to various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our European and Japanese business segments.

Non-Operating Results:

	Three Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Interest expense	$35.0	$38.3	$(3.3)	-8.6%
Interest income	(1.1)	(2.0)	(0.9)	-43.8%

Net interest expense	$33.9	$36.3	$(2.4)	-6.6%

Other income, net	2.7	0.8	1.9	223.9%

•

Net interest expense decreased in the second quarter of 2009 compared to the same period in the prior year primarily due to lower interest rates on borrowings, offset by decreased interest income on lower cash balances and a lower yield on investments.

•	Other income improved due to gains on foreign currency positions.

Income Taxes:

	Three Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Income from continuing operations	$25.1	$19.9	$5.2	26.2%
Provision for income taxes	17.6	21.9	(4.3)	-19.7%

Effective income tax rate	70.1%	110.1%

•

For the fiscal year ending December 31, 2009, we are projecting an effective income tax rate of approximately 145%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 70.1% on the pre-tax income from continuing operations for the second quarter ended July 3, 2009. When compared to the estimated annual effective income tax rate, the effective income tax rate for the fiscal quarter ended July 3, 2009 is lower primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the second quarter of 2009 includes a relatively low proportion of the projected U.S. annual pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance.

•

We reported an effective income tax rate of 110.1% on the pre-tax income from continuing operations for the second quarter ended June 27, 2008. The high effective income tax rate is primarily the result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Three Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Income (loss) from discontinued operations	$(0.7)	$2.9	$(3.6)	-125.2%
(Benefit) provision for income taxes	(0.1)	1.2	(1.3)	-108.3%

Income(loss) from discontinued operations, net of taxes	$(0.6)	$1.7	$(2.3)	-136.9%

The loss from discontinued operations during the second quarter ended July 3, 2009 includes $0.4 million related to additional one-time costs associated with the Dubois divestiture ($1.4 million after-tax income in 2008), and $0.2 million related to the Polymer tolling agreement ($0.5 million after-tax income in 2008).

Net Income:

Our net income of $6.9 million for the second quarter of 2009 represents an increase of $7.2 million compared to the loss of $0.3 million during the second quarter of 2008. Excluding the impact of foreign currency exchange of $8.6 million, our net income increased by $15.8 million. This increase is primarily due to the decrease in operating expenses of $11.7 million, as well as decreases in income tax provision and interest expense offset by the decrease in gross profit. As previously discussed, the decrease in gross margin is due to the decrease in sales agency fee income. The reduction in operating expenses is generally due to savings from our November 2005 Plan. Net income tax provision decreased due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. Net interest expense decreased due to lower interest rates on borrowings, offset by decreased interest income on lower cash balances and a lower yield on investments.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended July 3, 2009 and June 27, 2008.

	Three Months Ended
(dollars in millions)	July 3, 2009	June 27, 2008

Net cash flows used in operating activities	$(75.7)	$(51.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	108.1	91.3
Changes in deferred income taxes	(4.9)	(10.8)
(Gain) loss from divestitures	(0.5)	(1.1)
(Gain) loss on property disposals	(0.2)	0.0
Depreciation and amortization expense	(27.8)	(33.2)
Amortization of debt issuance costs	(1.2)	(1.3)
Interest accreted on notes payable	9.8	10.0
Interest accrued on long-term receivables-related parties	0.7	0.7
Other, net	(1.4)	(4.0)

Net loss	6.9	(0.3)

Provision for income taxes	17.5	23.1
Interest expense, net	33.9	36.3
Depreciation and amortization expense	27.8	33.2
Effect of foreign currency exchange to prior period EBITDA	—	(11.6)

	$86.1	$80.7

EBITDA, net of foreign currency impact, improved by $5.4 million for the second quarter ended July 3, 2009 compared to the same period in the prior year. This was primarily due to decreases in selling, general and administrative expenses primarily driven by our November 2005 Plan, offset by an increases in research and development expenses and restructuring expenses.

Six Months Ended July 3, 2009 Compared to Six Months Ended June 27, 2008

Net Sales:

	Six Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Net product and service sales	$1,485.1	$1,648.3	$(163.2)	-9.9%
Sales agency fee income	$12.1	$18.6	$(6.5)	-35.0%

	$1,497.2	$1,666.9	$(169.7)	-10.2%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $176.9 million decline in net product and service sales.

•

Excluding the impact of foreign currency exchange rates, divestitures, SAF income and sales under the License Agreement, net sales increased by 2.5% despite challenging global economic conditions, reflecting growth in all of our regions except Japan. This growth was primarily due to successful price increases in all our geographic areas and business sectors and the continued expansion of developing markets in Latin America and Central and Eastern Europe. The following is a review of the sales performance for each of our segments:

•

In our Europe, Middle East and Africa markets, net sales increased by 2.1% during the six months ended July 3, 2009 compared to the same period in the prior year. Overall growth was primarily driven by successful price increases, offset by volume declines due to the economic recession in the region.

•

In Latin America, net sales increased by 13.1% during the six months ended July 3, 2009 compared to the same period in the prior year. Growth came from most countries in the region with both pricing and volume growth contributing to the overall increase. Volume growth came from new customer wins which offset the volume decline from existing customers coping with the recessionary forces in the market place.

•

In North America, net sales increased by 3.7% during the six months ended July 3, 2009 compared to the same period in the prior year, primarily due to price increases across all sectors and volume growth in the food and beverage sector, as well as continued strength and growth in corporate and global accounts.

•

In Asia Pacific, net sales increased by 1.6 % during the six months ended July 3, 2009 compared to the same period in the prior year. This increase is mainly due to volume improvement associated with the developing markets in India and stable growth in Australia, offset by volume decreases in the remainder of the region primarily caused by lower traffic in the lodging sector due to the global recession, coupled with pockets of regional instability.

•

In Japan, net sales decreased by 11.9% during the six months ended July 3, 2009 compared to the same period in the prior year. The majority of the decline is driven by choices made to exit certain non-core and/or underperforming accounts in both direct and indirect channels and reduction in overall demand from distributors and end-users in many of our sectors, reflecting the depressed Japanese economy. All key accounts have been retained in 2009.

•

Sales Agency Fee and License Agreement. As explained in Note 4 to our consolidated financial statements, the Company entered into an Umbrella Agreement with Unilever consisting of a new sales agency (“Sales Agency Agreement”) and License Agreement, which became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

The amounts of Sales Agency Fees and License Agreement revenues earned under these agreements are reported in the preceding tables.

Gross Profit:

Our gross profit percentages for the six months ended July 3, 2009 and June 27, 2008 were as follows:

	Six Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Gross Profit	$595.3	$684.4	$(89.1)	-13.0%

Gross profit as a percentage of net sales as reported:	39.8%	41.1%

Gross profit as a percentage of net sales adjusted for sales agency fee income:	39.3%	40.4%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $75.1 million decline in gross profit.

•

Our gross profit percentage (based on net sales as reported) declined by 130 basis points for the six months of 2009 compared to the same period in the prior year. Excluding the impact of SAF income, our gross profit percentage declined 110 basis points for the second quarter of 2009 compared to the same period in the prior year.

•

The decline of 110 basis points in this first half of 2009 over the same period last year is largely the result of higher material costs that started in and carried over from the second half of 2008, and pressures on volume caused by the global recession, despite favorable pricing action taken to date.

Operating Expenses:

	Six Months Ended				Change
(dollars in millions)	July 3, 2009		June 27, 2008		Amount	Percentage

Selling, general and administrative expenses	$480.9		$556.2		$(75.3)	-13.5%
Research and development expenses	31.0		35.2		(4.2)	-11.9%
Restructuring expenses	7.2		11.2		(4.0)	-35.6%

	$519.1		$602.6		$(83.5)	-13.9%

As a percentage of net sales:
Selling, general and administrative expenses	32.1%		33.4%
Research and development expenses	2.1%		2.1%
Restructuring expenses	0.5%		0.7%

	34.7%		36.2%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	32.4	% *	33.7	% *
Research and development expenses	2.1%		2.1%
Restructuring expenses	0.5%		0.7%

	35.0%		36.6%

*	The percentages for 2009 and 2008 are 31.5% and 32.2%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

Operating expenses. The comparability of operating expenses between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $59.9 million decline in operating expenses.

•

Selling, general and administrative expenses. Excluding period costs associated with the November 2005 Plan, selling, general and administrative expenses as a percentage of net sales adjusted for SAF were 31.5% for the six months ended July 3, 2009 compared to 32.2% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative costs declined $18.8 million during the six months ended July 3, 2009, compared to the same period in the prior year. This favorable decline is mainly due to cost savings under our November 2005 Plan and our aggressive expense control management in response to the current economic conditions. We achieved these savings while maintaining and improving our customer-facing capabilities.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses decreased $1.4 million during the first six months of 2009 compared to the same period in the prior year. This favorable decline is largely due to globalization of the function and investments in technology, which have improved our efficiency.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses decreased $3.4 million during the first six months of 2009 compared to the same period in the prior year. This was primarily due to decreased employee severance and other expenses related to the November 2005 Plan.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the second quarters ended July 3, 2009 and June 27, 2008, and since inception of the program in November 2005, is outlined below:

	Six Months Ended		Total Project to Date July 3, 2009
(dollars in millions)	July 3, 2009	June 27, 2008

Reserve balance at beginning of period	$60.1	$46.2	$—
Restructuring (net) costs charged to income	7.2	11.3	211.1
Liability adjustments (net)	—	—	0.3
Payments of accrued costs	(21.9)	(18.0)	(166.0)

Reserve balance at end of period	$45.4	$39.5	$45.4

Period costs classified as selling, general and administrative expenses	12.8	25.0	284.1
Period costs classified as cost of sales	0.7	(0.6)	5.1
Capital expenditures	11.5	8.9	73.3

•

During the first six months of 2009 and 2008, we recorded $7.2 million and $11.3 million, respectively, of restructuring costs related to our November 2005 Plan. Costs for the first six months of 2009 consisted primarily of involuntary termination costs associated with our European business segment, and the costs for the first six months of 2008 consisted primarily of involuntary termination costs associated with our Japanese and European business segments.

•

Period costs of $12.8 and $25.0 million for 2009 and 2008, respectively, included in selling, general and administrative expenses and $0.7 million and ($0.6) million for 2009 and 2008, respectively, included in cost of sales pertained to: (a) $9.7 million in 2009 ($13.1 million in 2008) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) ($1.9) million gain on sale of a manufacturing facility in Europe net of other facilities related costs ($0.1 million of facilities related costs in 2008) (c) $2.1 million in 2009 ($2.5 million in 2008) for value chain and cost savings projects, (d) $1.3 million in 2009 ($5.5 million in 2008) related to tangible asset impairments, and (e) $2.3 million in 2009 ($3.2 million in 2008) related to various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our European business segment as well as the Corporate Center.

Non-Operating Results:

	Six Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Interest expense	$71.5	$76.3	$(4.8)	-6.3%
Interest income	(2.5)	(3.9)	(1.4)	-35.7%

Net interest expense	$69.0	$72.4	$(3.4)	-4.7%
Other income, net	3.6	1.6	2.0	121.5%

•

Net interest expense decreased during the six months ended July 3, 2009 compared to the same period in the prior year primarily due to lower interest rates on borrowings, offset by decreased interest income on lower cash balances and a lower yield on investments.

•	Other income improved due to gains on foreign currency positions.

Income Taxes:

	Six Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Income from continuing operations	$10.8	$11.0	$(0.2)	-1.5%
Provision for income taxes	31.2	36.6	(5.4)	-14.8%

Effective income tax rate	289.4%	331.4%

•

For the fiscal year ending December 31, 2009, we are projecting an effective income tax rate of approximately 145%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 289.4% on the pre-tax income from continuing operations for the six months ended July 3, 2009. When compared to the estimated annual effective income tax rate, the effective income tax rate for the six months ended July 3, 2009 is higher primarily due to certain income tax expense amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

•

We reported an effective income tax rate of 331.4% on the pre-tax income from continuing operations for the six months ended June 27, 2008. The high effective income tax rate is primarily the result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Six Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Income (loss) from discontinued operations	$(1.5)	$5.9	$(7.4)	-125.2%
(Benefit) provision for income taxes	(0.1)	2.3	(2.4)	-104.3%

Income(loss) from discontinued operations, net of taxes	$(1.4)	$3.6	$(5.0)	-138.3%

The loss from discontinued operations during the six months ended July 3, 2009 includes $0.6 million related to after-tax additional one-time costs associated with the Dubois divestiture ($2.8 million after-tax income in 2008), and $0.8 million related to the Polymer tolling agreement ($0.8 million after-tax income in 2008).

Net Loss:

Our net loss decreased by $0.2 million to $21.8 million for the six months ended July 3, 2009. Excluding the impact of foreign currency exchange of $12.8 million, our net income increased by $13.0 million mainly due to the decrease in operating expenses of $23.6 million as well as decreases in income tax provision and interest expense, offset by a decrease in gross profit of $14.0 million. As previously discussed, the decline in gross profit was a result of higher material costs and pressures on volume caused by the global recession, despite favorable pricing action taken to date. The reduction in operating expenses is generally due to savings from our November 2005 Plan. Net income tax provision decreased due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. Net interest expense decreased due to lower interest rates on borrowings, offset by decreased interest income on lower cash balances and a lower yield on investments.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the six months ended July 3, 2009 and June 27, 2008.

	Six Months Ended
(dollars in millions)	July 3, 2009	June 27, 2008

Net cash flows used in operating activities	$(89.6)	$(61.7)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	136.6	112.4
Changes in deferred income taxes	(12.2)	(12.6)
Gain (loss) from divestitures	(0.5)	1.4
Gain (loss) on property disposals	(0.1)	0.2
Depreciation and amortization expense	(53.8)	(66.6)
Amortization of debt issuance costs	(2.4)	(2.5)
Interest accreted on notes payable	(2.4)	(1.9)
Interest accrued on long-term receivables-related parties	1.4	1.3
Other, net	1.2	8.0

Net loss	(21.8)	(22.0)

Provision for income taxes	31.1	38.9
Interest expense, net	69.0	72.4
Depreciation and amortization expense	53.8	66.6
Effect of foreign currency exchange to prior period EBITDA	—	(21.8)

	$132.1	$134.1

EBITDA, net of foreign currency impact, decreased by $2.0 million for the six months ended July 3, 2009 compared to the same period in the prior year. This was primarily due to decreased gross profit arising from higher raw material costs and pressures on sales volume caused by the global recession despite aggressive pricing action taken to date, but offset by favorable decreases in selling, general and administrative expenses, primarily driven by our November 2005 Plan, as well as in restructuring expenses and research and development expenses.

Liquidity and Capital Resources

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated statements of cash flows and consolidated balance sheets:

	Six Months Ended		Change
(dollars in millions)	July 3, 2009	June 27, 2008	Amount	Percentage

Net cash used in operating activities	$(89.6)	$(61.7)	$(27.9)	-45.2%
Net cash provided by (used in) investing activities	(33.8)	7.5	(41.3)	-552.5%
Net cash provided by financing activities	66.3	33.6	32.7	97.2%
Capital expenditures	(39.1)	(57.0)	17.9	31.3%

	As of		Change
	July 3, 2009	December 31, 2008	Amount	Percentage
Cash and cash equivalents	$50.0	$107.9	$(57.9)	-53.6%
Working capital*	$504.2	$438.5	65.7	15.0%
Total debt	$1,541.7	$1,470.8	70.9	4.8%

*	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents at July 3, 2009 compared to December 31, 2008 resulted primarily from cash used in operating activities, including approximately $43.4 million in cash interest payments, capital expenditures and dividends paid, partially offset by an increase in short term borrowings.

•

The increase in net cash used in operating activities during the six months ended July 3, 2009 compared to the prior period was primarily due to a larger increase in other assets, partially offset by an increase in the utilization of our accounts receivable securitization facility.

•

The decrease in net cash provided by (used in) investing activities during the six months ended July 3, 2009 compared to the prior period was primarily due to a decrease in proceeds from divestitures, related to the divestiture of the Auto-Chlor business in February 2008. This was partially offset by lower capital expenditures in the first six months of 2009 as compared to the same period in 2008. Our investments tend to be in dosing and feeder equipment with new and existing customer accounts as well as ongoing expenditures in information technology and manufacturing. We may also make significant cash expenditures in an effort to capitalize on cost savings opportunities.

•	The increase in cash flow provided by financing activities during the six months ended July 3, 2009 compared to the prior period was due to higher proceeds from short term borrowings.

•

Working capital increased by $65.7 million during the six months ended July 3, 2009. This primarily resulted from a $22.1 million increase in inventories and a $45.5 million decrease in accounts payable. The increase in inventories is a result of a seasonal build in inventory levels. The decrease in accounts payable was due to a decrease in days payables outstanding, resulting from shorter vendor payment terms and a greater emphasis on taking advantage of early pay discounts.

Restricted Cash. In December 2008, the Company transferred $49.5 million to irrevocable trusts for the settlement of obligations associated with the November 2005 Restructuring Plan, a majority of which it expects to utilize during fiscal year 2009. As of July 3, 2009, we carry a balance of $35.7 million, classified as restricted cash in our consolidated balance sheets.

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

The JDI senior secured credit facilities were amended and restated in December 2005. The amended facilities, among other things, permit the global restructuring under the November 2005 Plan and modify the financial covenants contained in our previous credit facilities. The amended facilities consist of a revolving loan facility in an aggregate principal amount not to exceed $175 million, including a letter of credit sub-limit of $50 million and a swingline loan sub-limit of $30 million, that matures on December 16, 2010, as well as a term loan facility that matures on December 16, 2011. In addition, the amended facilities include a committed delayed draw term facility of up to $100 million, which was fully drawn on July 14, 2006. The amended facilities also provide for an increase in the revolving credit facility of up to $25 million under specified circumstances. As of July 3, 2009, JDI had $51.0 million of borrowings and $5.2 million in letters of credit outstanding under the revolving portion of JDI’s senior secured credit facilities and therefore JDI had the ability to borrow $118.8 million under those revolving facilities. In addition, JDI had $179.7 million in operating lease commitments, $2.1million in capital lease commitments, and $5.2 million committed under letters of credit.

As of July 3, 2009, excluding indebtedness held by JDI, our only indebtedness consisted of the senior discount notes with a book value of $391.0 million. As of July 3, 2009, our subsidiaries had total indebtedness of $1.15 billion, consisting of $616.5 million of senior subordinated notes, $476.4 million of borrowings under the senior secured credit facilities, including $51 million of borrowings under the revolving credit facility, $7.8 million of other long-term borrowings and $50.0 million in other short-term credit lines.

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

We have obligations related to our pension and post-retirement plans that are discussed in detail in Note 13 to the consolidated financial statements. As of the most recent actuarial estimation, we anticipate making $40.9 million of contributions to pension plans in fiscal year 2009. Post-retirement medical claims are paid as they are submitted and are anticipated to be $4.7 million in fiscal year 2009.

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

Off-Balance Sheet Arrangements. JDI and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby JDI and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), JDI’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by JDI and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to non-consolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve. The accounts receivable securitization arrangement is accounted for as a sale under the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities–A replacement of FASB Statement No. 125.” As of July 3, 2009 and December 31, 2008, the size of JDI’s Receivables Facility for securitization was $75 million.

In July 2009, JDI amended the Receivables Facility to allow for the repurchase of receivables relating to the JDI’s subsidiary in the United Kingdom and extend the maturity of the program through July 14, 2010. This amendment reduced the total potential for securitization under the Receivables Facility from $75 million to $50 million.

As of July 3, 2009 and December 31, 2008, the Conduits held $50.8 million and $43.7 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of July 3, 2009 and December 31, 2008, JDI had a retained interest of $91.1 million and $74.7 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the quarter ended July 3, 2009, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 3.44% per annum.

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

Financial Covenants under JDI Senior Secured Credit Facilities

Under the amended terms of JDI’s senior secured credit facilities, JDI is subject to certain financial covenants. JDI remains well within its financial covenants under JDI senior secured credit facilities, even as the global economy has been greatly affected by the ongoing credit crisis with many lenders and institutional investors ceasing to provide funding to even the most credit-worthy borrowers. JDI continues to believe that it is effectively positioned to deal with the current crisis: however, we are not able to predict how much more severe the crisis may become and how it may affect JDI’s business or JDI’s customers’ businesses going forward. A further weakening in the global economy may affect a number of JDI’s end-users who may reduce the volume of their purchases from JDI during economic downturns. This would likely have an adverse impact on JDI’s business, financial condition, results of operations and cash flows. We continue to monitor economic conditions closely and pursue cost saving opportunities through our restructuring program and other cost reduction initiatives as well as growth opportunities through certain strategic investments and innovations.

The financial covenants under JDI’s senior secured credit facilities require us to meet the following targets and ratios.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For JDI’s financial covenant period ended on July 3, 2009, JDI was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the JDI senior secured credit facilities.

Capital Expenditures. Capital expenditures are limited under the JDI senior secured credit facilities to $130 million per fiscal year. To the extent that JDI makes capital expenditures of less than the limit in any fiscal year, however, JDI may carry forward into the subsequent year the difference between the limit and the actual amount JDI expended, provided that the amounts that JDI carries forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of July 3, 2009, JDI was in compliance with the limitation on capital expenditures for fiscal year 2009.

Restructuring Charges. The senior secured credit facilities limit the amount of cash payments (i) arising in connection with the November 2005 Plan at any time from fiscal year 2006 through the end of fiscal year 2009 to $355 million in the aggregate and (ii) arising in connection with permitted divestitures at any time from fiscal year 2006 through the end of fiscal year 2008 to $45 million. As of July 3, 2009, JDI was in compliance with the limitation on spending for restructuring and permitted divestiture-related activities.

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

Evaluation of JohnsonDiversey Holdings’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended July 3, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We and JDI are parties to various legal proceedings in the ordinary course of our business which may, from time to time, include product liability, intellectual property, contract, environmental and tax claims as well as government or regulatory agency inquiries or investigations. We believe that, taking into account our insurance and reserves and the valid defenses with respect to legal matters currently pending against us and JDI, the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2009, the company solicited the written consent of its shareholders in lieu of the Annual Meeting of Shareholder by virtue of which, the shareholder elected the following individuals to continue an additional one year term as Directors of the Corporation beginning May 8, 2009:

S. Curtis Johnson – Chairman

Neal R. Nottleson – Vice Chairman

Todd C. Brown

Norman Clubb

Irene M. Esteves

Robert M Howe

Helen P. Johnson-Leipold

Edward F. Lonergan

Clifton D. Louis

John Rice

Reto Wittwer

ITEM 6.	EXHIBITS

10.1	Amendment No.1 to Third Amended and Restated Receivables Purchase Agreement dated July 15, 2009, entered into among JWPR CORPORATION, as Seller and Servicer, LIBERTY STREET FUNDING LLC, as the sole Conduit, and THE BANK OF NOVA SCOTIA, as agent and as the sole Financial Institution (in such capacity, the “Financial Institution” and together with the Conduit, the “Purchasers”), agreed and acknowledged by JohnsonDiversey, Inc., which replaces Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2009.

10.2	Deed of Assignment dated July 15, 2009, entered into between JWPR CORPORATION and JohnsonDiversey UK Limited, agreed and acknowledged by LIBERTY STREET FUNDING LLC and THE BANK OF NOVA SCOTIA.

10.3	Deed of Termination of the Receivables Offer Deed dated July 15, 2009, entered into between JWPR CORPORATION and JohnsonDiversey UK Limited, agreed and acknowledged by THE BANK OF NOVA SCOTIA, which replaces Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2009.

10.4	Termination of Subordinated Note dated July 15, 2009, entered into between JWPR CORPORATION, as issuer and JohnsonDiversey UK Limited, as holder, which replaces Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2009.

10.5	Deed of Release and Assignment of Trust Property dated July 15, 2009, entered into among JWPR CORPORATION as buyer, THE BANK OF NOVA SCOTIA as agent, and JohnsonDiversey UK Limited as Company, which replaces Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2009.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOHNSONDIVERSEY HOLDINGS, INC.

Date: August 13, 2009	/s/ Joseph F. Smorada
Joseph F. Smorada, Executive Vice President and Chief Financial Officer

JOHNSONDIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

10.1	Amendment No.1 to Third Amended and Restated Receivables Purchase Agreement dated July 15, 2009, entered into among JWPR CORPORATION, as Seller and Servicer, LIBERTY STREET FUNDING LLC, as the sole Conduit, and THE BANK OF NOVA SCOTIA, as agent and as the sole Financial Institution (in such capacity, the “Financial Institution” and together with the Conduit, the “Purchasers”), agreed and acknowledged by JohnsonDiversey, Inc., which replaces Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2009.

10.2	Deed of Assignment dated July 15, 2009, entered into between JWPR CORPORATION and JohnsonDiversey UK Limited, agreed and acknowledged by LIBERTY STREET FUNDING LLC and THE BANK OF NOVA SCOTIA.

10.3	Deed of Termination of the Receivables Offer Deed dated July 15, 2009, entered into between JWPR CORPORATION and JohnsonDiversey UK Limited, agreed and acknowledged by THE BANK OF NOVA SCOTIA, which replaces Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2009.

10.4	Termination of Subordinated Note dated July 15, 2009, entered into between JWPR CORPORATION, as issuer and JohnsonDiversey UK Limited, as holder, which replaces Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2009.

10.5	Deed of Release and Assignment of Trust Property dated July 15, 2009, entered into among JWPR CORPORATION as buyer, THE BANK OF NOVA SCOTIA as agent, and JohnsonDiversey UK Limited as Company, which replaces Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2009.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.