Form 10-K
period 2009-12-31
DIVERSEY HOLDINGS INC
filed 2010-03-18
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 333-10885

DIVERSEY HOLDINGS, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of March 5, 2010, there were 99,764,706 outstanding shares of the registrant’s Class A common stock, $0.01 par value and 1,447,471 outstanding shares of the registrant’s Class B common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

*	Note: As a voluntary filer not subject to filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, which would be required to be filed if the registrant were required to file such reports.

Unless otherwise indicated, references to “Holdings,” “we,” “our” and “us” in this report refer to Diversey Holdings, Inc. and its consolidated subsidiary and references to “Diversey,” refer to Diversey, Inc., a wholly owned subsidiary of Holdings.

On March 1, 2010, the Company changed its name from JohnsonDiversey, Holdings, Inc to “Diversey Holdings, Inc,” and our subsidiary changed its name from “JohnsonDiversey, Inc.” to “Diversey, Inc.”

FORWARD-LOOKING STATEMENTS

We make statements in this annual report on Form 10–K that are not historical facts. These “forward-looking statements” can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to fully realize the anticipated benefits of the Transactions described herein under “Item 1. Business;”

•

our substantial indebtedness and our ability to operate in accordance with the terms and conditions of the agreements governing the new indebtedness incurred pursuant to the Transactions, including the indebtedness under our new senior secured credit facilities, our new senior notes and the new Holdings senior notes;

•	potential conflicts of interest that any of our indirect principal stockholders may have with us in the future;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•

the vitality of the global market for institutional and industrial cleaning, sanitation and hygiene products and related services and conditions affecting the industry, including health-related, political, global economic and weather-related;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill its obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	our ability and the ability of our competitors to maintain service levels, retain and attract customers, and introduce new products and technical innovations;

•	energy costs, the costs of raw materials and other operating expenses;

•	general global economic, political and regulatory conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	our ability to maintain our relationships and commercial arrangements with our key affiliates;

•	the loss of, or changes in, executive management or other key personnel, and other disruptions in operations or increased labor costs;

i

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	adverse or unfavorable publicity regarding us or our services;

•	natural and manmade disasters, including acts of terrorism, hostilities, war and other such events that cause business interruptions or affect our markets;

•	our ability to sustain our brand equity subsequent to our name change to “Diversey, Inc.”;

•	the costs and effect of a relocation of our primary U.S. manufacturing facility;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, plant closures and disposition of assets; and

•	the factors listed under “Item 1A.Risk Factors” in this annual report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

We operate our business through our sole subsidiary, Diversey, and its subsidiaries. We are an environmentally responsible, leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products, and equipment and related services for the institutional and industrial cleaning and sanitation market, which we operate under the names “Diversey,” “JohnsonDiversey” and “Johnson Wax Professional.”

Through Diversey and its subsidiaries, we sell our products in more than 175 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe and North America with a strong presence in Japan and an increasing presence in the emerging markets of Asia Pacific and Latin America. For the year ended December 31, 2009, we had net sales of $3.1 billion, of which 53.7% were from Europe and 20.4% were from North America. For a discussion of financial results by segment and by geographical location, see Note 27 to our consolidated financial statements.

We file annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and other information with the SEC pursuant to covenants contained in the indenture governing DI’s senior notes. The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website at http://www.diversey.com. The information on our website is not incorporated into, and is not part of, this annual report on Form 10-K.

History and Recent Transactions

In anticipation of the acquisition of the DiverseyLever business, our Company was incorporated in the State of Delaware in November 2001 under the name Johnson Professional Holdings, Inc. Following the acquisition, we changed our name from Johnson Professional Holdings to “JohnsonDiversey Holdings, Inc.” Holdings owns all of the outstanding stock of Diversey, except for one share which is owned by S.C. Johnson & Son, Inc. (“SCJ”), a leading provider of innovative consumer home cleaning, maintenance and storage products founded by Samuel Curtis Johnson in 1886.

Diversey is a privately held business that was incorporated in Delaware in February 1997, under the name S.C. Johnson Commercial Markets, Inc. From February 1997 until November 1999, Diversey was a wholly-owned subsidiary of SCJ, a leading provider of innovative consumer home cleaning, maintenance and storage products founded by Samuel Curtis Johnson in 1886. In November 1999, Diversey was separated from SCJ in a tax-free spin-off. In connection with the spin-off, Commercial Markets Holdco, Inc., a Delaware corporation that is majority-owned by descendants of Samuel Curtis Johnson (“CMH”), obtained substantially all of the shares of our common stock from SCJ and, in November 2001, contributed those shares to Johnson Professional Holdings, Inc., a wholly-owned subsidiary of CMH.

In May 2002, Diversey acquired the DiverseyLever business, an institutional and industrial cleaning and sanitation business, from Conopco, Inc. (“Conopco”), a wholly-owned subsidiary of Unilever N.V. (“Unilever”). Following the acquisition, we changed our name to “JohnsonDiversey Holdings, Inc.” In connection with the acquisition, Unilever acquired a one-third interest in Holdings, and CMH retained the remaining two-thirds interest. At the closing of the acquisition, Diversey entered into a master sales agency agreement (“Prior Agency Agreement”) with Unilever whereby it was appointed Unilever’s exclusive agent to sell Unilever’s consumer branded products, a business Diversey did not acquire, to institutional and industrial customers. In October 2007, the Prior Agency Agreement with Unilever, which expired in December 2007, was replaced by the “Umbrella Agreement”, which includes: (1) a new sales agency agreement (“New Agency Agreement”) with terms similar to the Prior Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and (2) a master sub-license agreement, (“License Agreement”) under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement have also entered into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

In June 2006, Diversey completed the sale of one of former business segments (the “Polymer Business”), to BASF Aktiengesellschaft (“BASF”).

On October 7, 2009, we and Diversey entered into a series of agreements to recapitalize our companies. The transactions contemplated by these agreements (the “Transactions”) are summarized below. Pursuant to the terms of these agreements, the Transactions consisted of the following:

•

the recapitalization of our capital stock pursuant to the Investment and Recapitalization Agreement (the “Investment Agreement”) by and among us, CDR Jaguar Investor Company, LLC (“CD&R Investor”), which is owned by a private investment fund managed by Clayton, Dubilier & Rice, LLC (“CD&R”), CMH and SNW Co., Inc. (“SNW”), which is an affiliate of SCJ, pursuant to which:

(1)	the certificate of incorporation of our Company was amended and restated at the closing of the Transactions to, among other things, reclassify the common stock of our Company such that (a) the outstanding class A common stock of Holdings was reclassified as new class A common stock, which have voting rights, and (b) the outstanding class B common stock of Holdings was reclassified as new class B common stock, which do not have voting rights except to the extent required by Delaware law;

(2)	new class A common stock of our Company representing approximately 45.9% of the outstanding common stock of Holdings (immediately after giving effect to the Transactions and assuming the exercise of the Warrant (described below)) was issued to CD&R Investor and its affiliate, CD&R F&F Jaguar Investor, LLC (together, the “CD&R Investor Parties”), in exchange for approximately $477 million in cash;

(3)	pursuant to our Company’s amended and restated certificate of incorporation, the shares of outstanding class A common stock held by CMH was reclassified, without any action on the part of CMH, as new class A common stock representing approximately 49.1% of the outstanding common stock of Holdings (immediately after giving effect to the Transactions and assuming the exercise of the Warrant); and

(4)	new class A common stock representing approximately 1.0% of the outstanding common stock of our Company (immediately after giving effect to the Transactions and assuming the exercise of the Warrant) was issued to SNW in exchange for approximately $9.9 million in cash;

•

the repurchase of all of the common equity ownership interests in our Company then held by Marga B.V. (“Marga”), which is an affiliate of Unilever, and its affiliates pursuant to the Redemption Agreement (the “Redemption Agreement”) by and among us, Diversey, CMH, Unilever, Marga and Conopco, in exchange for:

(1)	cash equal to $390.5 million and the settlement of certain amounts owing by Unilever and its affiliates to us and our affiliates, including Diversey,, and owing to Unilever and its affiliates by us and our affiliates, including Diversey and CMH; and

(2)	a warrant (the “Warrant”) issued by us to an affiliate of Unilever to purchase shares of our new class A common stock representing 4.0% of the outstanding common stock (immediately after giving effect to the Transactions and assuming the exercise of the Warrant);

•	the termination of the then-existing stockholders’ agreement among us, CMH and Marga and all obligations thereunder, other than confidentiality obligations;

•

the termination of the purchase agreement, dated as of November 20, 2001, as amended (the “Acquisition Agreement”), among us, Diversey and Conopco, dated as of November 20, 2001, as amended, pursuant to which Diversey acquired the DiverseyLever business, and all obligations thereunder, other than certain tax and environmental indemnification rights and obligations;

•	the entry into a new stockholders agreement (the “Stockholders Agreement”) among CMH, us, the CD&R Investor Parties and SNW;

•

the entry into a registration rights agreement (the “Holdings Registration Rights Agreement”) among CMH, us, the CD&R Investor Parties, SNW, an affiliate of Unilever and the other parties from time to time party thereto;

•

following the closing of the Transactions, the entry into new compensation arrangements with the officers and senior management team of our Company and Diversey that will provide for, among other things, the purchase or award of our new class B common stock and options to purchase new class B common stock representing in the aggregate up to approximately 12.0% of our outstanding common stock at the closing of the Transactions;

•

the amendment and restatement of certain commercial agreements between SCJ and Diversey, including a license to use certain SCJ brand names and technology and a lease with SCJ for our Waxdale manufacturing facility in Sturtevant, Wisconsin, and the amendment of certain commercial agreements between Unilever and Diversey; and

•	the refinancing of certain of our and Diversey’s then-outstanding debt obligations, including:

(1)	the repurchase or redemption by Diversey of both series of its then-outstanding 9.625% senior subordinated notes due 2012 and by Holdings of its outstanding 10.67% senior discount notes due 2013;

(2)	the repayment of all outstanding obligations under Diversey’s then-existing senior secured credit facilities;

(3)	the entry into new $1.25 billion senior secured credit facilities as fully described in Note 12 to the consolidated financial statements of the Company accompanying this annual report on Form 10-K;

(4)	the issuance and sale by Diversey of a new series of $400 million of 8.25% senior notes due 2019; and

(5)	the issuance and sale by Holdings of a new series of $250 million of 10.50% senior notes due 2020.

The closing of the Transactions occurred on November 24, 2009. On March 1, 2010, as contemplated by the Transactions, the Company changed its name from “JohnsonDiversey Holdings, Inc.” to “Diversey Holdings, Inc,” and Diversey changed its name from “JohnsonDiversey, Inc.” to “Diversey, Inc.”

At the closing of the Transactions, the equity ownership of our Company, assuming the exercise of the Warrant, was as follows: CMH, 49.1%, CD&R, 45.9%, SNW, 1%, and Unilever, 4%. Both SNW and CMH are majority-owned and controlled, either directly or indirectly, by descendants of Samuel Curtis Johnson. In connection with the Transactions, SNW granted an irrevocable proxy to CMH to vote its common stock of our Company, which, subject to certain limitations, increased CMH’s voting ownership in our Company from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership in our Company from approximately 1.0% to 0.0%.

As of March 5, 2010, there were 99,764,706 shares of our class A common stock outstanding.

Business Overview

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

We believe that our company is differentiated by our dosing, dispensing and concentrating formulas, as well as a global footprint that reaches a diverse customer base. Working in a highly fragmented industry, we have a balance of direct selling capabilities as well as a global and regional distribution network that we believe reaches thousands of end-use customers. We have invested in research that helps us understand our markets, which we believe positions us as an innovator and strong collaborative partner while also deepening our customer relationships and driving growth.

The global sustainability movement is expected to be a long-term driver of growth in our industry, as customers seek products and expertise that reduce their environmental profile while also providing clean, hygienic facilities that reduce the risk of human and food-borne infection. Consistent with this movement, our purpose, which reflects our long-held values, is to protect lives, preserve the earth and transform our industry.

Management estimates that the global market for institutional and industrial cleaning, sanitation and hygiene products and related solutions is approximately $40 billion, of which we had an approximate 8% share based on 2009 net sales. We have geographically diversified sales and we believe that we hold the #1 or #2 market position in each of the three key geographic regions that we serve. For the year ended December 31, 2009, we had net sales of $3.1 billion and EBITDA of $312.2 million. See footnote (4) under “Item 6. Selected Financial Data” for a definition of EBITDA, as well as a reconciliation of EBITDA to the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure.

Our principal executive offices are located at 8310 16th Street, Sturtevant, Wisconsin 53177-0902. Our telephone number is (262) 631-4001.

Operating Segments

Our operating segments are defined according to geographic regions and include the following:

Europe. Our European segment had $1.670 billion of net sales in the year ended December 31, 2009, representing approximately 53.7 % of our total net sales during that period. Our European segment consists of operating units across Western Europe, Central and Eastern Europe, Africa and the Middle East. The largest operations comprising this segment are primarily in Western Europe and include the United Kingdom, Italy, France, the Netherlands, Germany, Turkey, Spain and Switzerland.

North America. Our North American segment had $636.1 million of net sales in the year ended December 31, 2009, representing approximately 20.4 % of our total net sales during that period. Our North American segment primarily consists of our operations in the United States and Canada.

Japan. Our Japanese segment, our third-largest segment, had $306.4 million of net sales in the year ended December 31, 2009, representing approximately 9.8 % of our total net sales during that period.

Latin America. Our Latin American segment had $252.4 million of net sales in the year ended December 31, 2009, representing approximately 8.1 % of our total net sales during that period. Our Latin American segment consists of operating units across South America, Central America, and the Caribbean, with Brazil being our largest operation.

Asia Pacific. Our Asia Pacific segment had $235.8 million of net sales in the year ended December 31, 2009, representing approximately 7.6 % of our total net sales during that period. This segment consists of operating units across North Asia, South Asia, Australia and New Zealand, with China and Australia being our largest operations in the region.

Products and Services

As the nature of our business is generally similar across our geographic regions, the following description of our business and competitive environment is intended to be representative of all our regions unless specifically stated otherwise.

We offer a wide range of products and services designed primarily for use in five application categories: food service, food and beverage processing, floor care, restroom/other housekeeping and laundry. Many of our products are consumable and require periodic replacement, which generates recurring revenue and helps provide stability in our business.

Our enduring commitment to sustainable business practices motivates us to find ways to help our customers make their own businesses more sustainable and profitable. Our extensive suite of products, services and solutions improves our customers’ operational efficiency as well as their cleaning, sanitizing and hygiene results, which we believe assists them in protecting their brands. We also help our customers achieve the increasingly prevalent goals of reducing waste and energy and water consumption, and are able to provide documented analysis of the cost and resource savings they can achieve by implementing our solutions.

Food Service. Food service products remove soil and eliminate microbiological contamination from food contact surfaces. Our food service products include chemicals for washing dishes, glassware, flatware, utensils and kitchen equipment; dish machines; pre-rinse units; dish tables and racks; food handling and storage products; and safe floor systems and tools. We also manufacture and supply kitchen cleaning products, such as general purpose cleaners, lime scale removers, bactericides/disinfectants, detergents, oven and grill cleaners, general surface degreasers, floor cleaners and food surface disinfectants. In addition, we provide well-documented methods for various cleaning and hygiene programs.

Food and Beverage Processing. We offer detergents, cleaners, sanitizers and lubricants, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products and improvement of operational efficiency. We also offer gel and foam products for manual open plant cleaning, acid and alkaline cleaners and membrane cleaning products. In addition, we provide consulting services in the areas of food safety, water and energy use reduction and quality management.

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

Laundry. We offer detergents, stain removers, fabric conditioners, softeners and bleaches in liquid, powder and concentrated forms to clean items such as bed linen, clothing and table linen. Our range of products covers requirements of fabric washing from domestic-sized machines in small hotels to continuous batch washers at on-premise laundries. We also offer customized washing programs for different levels and types of soils, a comprehensive range of dispensing equipment and a selection of process control and management information systems.

End-Users and Customers

We offer our products directly or through third-party distributors to end-users in seven sectors—food service, lodging, retail, health care, building managers/service contractors, food and beverage and other. During fiscal year 2009, no single customer represented more than 4 % of our global consolidated net sales.

Food Service. End-users include fast food and full-service restaurants as well as contract caterers.

Lodging. We serve many of the largest hotel chains in the world as well as local independent properties and regional chains.

Retail. Retail end-users include supermarkets, drug stores, discounters, hypermarkets and wholesale clubs.

Health Care. These customers include both public and private hospitals, long-term care facilities and other facilities where medical services are performed.

Building Managers/Service Contractors. These end-users include building owners/managers as well as building service contractors. Contractors clean, maintain and manage office buildings, retail stores, health care facilities, production facilities and educational institutions.

Food and Beverage. Food and beverage end-users include dairy plants, dairy farms, breweries, soft-drink and juice bottling plants and other food processors.

Other. End-users in this sector include cash and carry establishments, education and government institutions, industrial plants and laundries. Cash and carry customers are stores in which professional end-users purchase products for their own use.

We sell our products and systems in domestic and international markets through company-trained sales and service personnel, who also advise and assist customers in the proper and efficient use of products and systems in order to meet a full range of cleaning, sanitation and hygiene needs. We sell our products in more than 175 countries either directly to end-users or through a network of distributors, wholesalers and third-party intermediaries. We employ a direct sales force to market and sell our products. We contract with local third-party distributors on an exclusive and non-exclusive basis. We estimate that direct sales to end-users by our sales force typically account for more than half of our net sales.

In all customer sectors, the supply of cleaning, hygiene, operational efficiency and appearance enhancing products involves more than the physical distribution of detergents. Customers may contract for the provision of a complete hygiene system, which includes products as well as safety and application training, hygiene consulting, hygiene auditing and after-sales services. We employ specialized sales people who are trained to provide these specific services and, through our tailored cleaning solutions approach, we are able to better address the specific needs of these customers.

Raw Materials

Suppliers provide raw materials, packaging components, equipment, accessories and contract manufactured goods. The key raw materials we use in our business are caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances. Packaging components include bag-in-the-box containers, bottles, corrugated boxes, drums, pails, totes, aerosol cans, caps, triggers and valves. Equipment and accessories include dilution control, ware washing and laundry equipment, floor care machines, air care dispensers, floor care applicators, mops, microfiber, buckets, carts and other items used in the maintenance of a facility.

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

Competition

Management estimates that the global market for institutional and industrial cleaning, sanitation and hygiene products and related services had industry-wide sales of approximately $40 billion in 2009. The market is highly diversified across geographic regions, products and services, end markets and customers. We believe the industry has demonstrated stable growth trends over time due to its broad end-market diversification, the consumable and recurring nature of its products and services and base demand driven by governmental and regulatory requirements and consumer expectations for cleanliness. More recently, market growth has been driven by a number of factors, including increasing food safety regulation and heightened public awareness of health, hygiene and infection risk. Highly publicized food contamination incidents and global health threats, such as the H1N1 virus, serve to accelerate this awareness, which we expect to continue to drive demand in both developing and developed markets.

Our business has two primary types of competitors: a single global competitor and numerous smaller competitors with generally more limited geographic, end-market or product scope. Our primary global competitor is Ecolab, Inc., which is the largest supplier in the global market for institutional and industrial cleaning, sanitation and hygiene products and related services, mainly as a result of its significant presence in the U.S. health and hospitality market. Outside the United States, we have either equal or greater market share in most regions. We believe that the numerous smaller competitors in our industry account for more than 75% of the global market. We face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Other competitors in the market include 3M, The Procter & Gamble Company and The Clorox Company, which sell into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

We believe that we compete largely on the basis of our premium product offerings and application expertise, innovative product and dispensing equipment offerings, value-added solution delivery and strong customer service and support. We seek to differentiate our company from our competitors in our strategic sectors by becoming the preferred partner to our customers, and providing innovative, industry-leading products to make their facilities safer and healthier for the workers who clean them and the people who occupy them. We believe the quality, ease of use and environmental profile of our products are unique competitive strengths. In addition, we have long-standing, profitable relationships with many of our top customers. Our global reach and sales and service capabilities also give us a strong competitive advantage over smaller, regional and local players in the industry.

Foreign Operations

We conduct business operations through our subsidiaries in Europe, North America, Japan, Latin America and Asia Pacific. Approximately 83.1 % of our net sales for the year ended December 31, 2009 were generated outside the United States. Because our business has significant manufacturing operations, sales offices and research and development activities in foreign locations, fluctuations in currency exchange rates may have a significant impact on our consolidated financial statements.

In addition, our foreign operations are potentially subject to a number of unique risks and limitations, including: exchange control regulations, wage and price controls, employment regulations, regulatory approvals, foreign investment laws, import and trade restrictions and governmental instability. See “Item 1A. Risk Factors—We are subject to risks related to our operations outside of North America” and “Item 1A. Risk Factors—Fluctuations in exchange rates may materially adversely affect our business, financial condition, results of operations and cash flows.”

Intellectual Property

We strategically manage our portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property. Specifically, we rely upon trade secrets to protect the formulation of many of our chemical products, as well as our manufacturing processes. We own or have licenses under patents and registered trademarks which are used in connection with our business. Some of these patents or licenses cover significant product formulations and processes used to manufacture our products. The trademarks of all major products in each business are registered. Certain intellectual property is also protected, where appropriate, by confidentiality agreements or other agreements with suppliers, employees and other third parties. In part, our success can be attributed to the existence and continued protection of these trademarks, patents, trade secrets, and licenses.

We believe that the Johnson housemark and the Diversey trademark are important to our business. Under a brand license agreement (“BLA”), we are granted a license to sell certain SCJ products, and to use the trade name “Johnson Wax Professional” and the name “Johnson” in combination with our owned trade name “Diversey” in our business. The term of the BLA ends May 2, 2017. Thereafter, the BLA can be renewed, with SCJ’s consent, for successive one-year terms. Our license to use the housemark “JohnsonDiversey” will expire on the earlier of our transition to the “Diversey” name in the relevant region or August 2, 2012, and our license to use the housemark “Johnson Wax Professional” will expire on May 2, 2010. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships with SCJ—License Agreements” in this annual report on Form 10-K. We own the Diversey trademark as used in our business. Other than the Johnson and Diversey marks, we do not believe that our overall business is materially dependent on any individual trade name, trademark or patent.

In connection with the DiverseyLever acquisition in May 2002, Diversey entered into several license agreements with Unilever, under which Unilever granted Diversey a license of specified trademarks, patents, design rights, copyrights and know-how used in the DiverseyLever business that were retained by Unilever, and Diversey granted a license to Unilever to use specified intellectual property rights and patents and registered designs that were transferred to Diversey in the acquisition. The licenses granted under these agreements generally terminate with the expiration of the particular patent or design right or upon termination by the licensee in the case of copyrights or know-how, unless terminated earlier. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships with Unilever—Intellectual Property Agreements” on this annual report on Form 10-K.

Research and Development

Innovative technologies and manufacturing expertise are important to our business. Through our research, we aim to develop new, more innovative and competitive products, applications, services and processes while providing technical assistance to customers helping them improve their operations. In particular, our ability to compete effectively is materially dependent on the integration of proprietary technologies with our knowledge of the applications served. We conduct most of our research and development activities at our research facilities located in Sturtevant, Wisconsin, Santa Cruz, California, Utrecht, the Netherlands, Mannheim, Germany, Muenchwilen, Switzerland and Sao Paulo, Brazil. We also have regional development and application support in our Asia Pacific region, Japan and other locations in Europe. In addition, Diversey entered into a technology disclosure and license agreement with SCJ, under which each party may disclose to the other new technologies that it develops internally, acquires or licenses from third parties.

Substantially all of our principal products have been sourced and/or developed by our research and development and engineering personnel. Research and development expenses were $63.3 million, $67.1 million and $65.5 million, respectively, for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007.

Employees

All of our employees are also employees of Diversey. As of March 5, 2010, we had approximately 10,400 employees, of which about 1,350 were located in the United States.

None of our employees in the United States is covered by a collective bargaining agreement. In Europe, a significant portion of our employees are represented by labor unions and are covered by collective bargaining agreements. Collective bargaining agreements are generally renewable on an annual basis. In several European countries, local co-determination legislation or practice requires employees of companies that are over a specified size, or that operate in more than one European country, to be represented by a works council. Works councils typically meet between two and four times a year to discuss management plans or decisions that impact employment levels or conditions within Diversey, including closures of facilities. Certain employees in Australia, Canada, Japan, Latin America, New Zealand and South Africa also belong to labor unions and are covered by collective bargaining agreements. Local employment legislation may impose significant requirements in these and other jurisdictions, including consultation requirements in connection with the closing of the Transactions.

We believe that we have a satisfactory working relationship with organized labor and employee works councils around the world, and have not had any major work stoppages since incorporation in 1997.

Environmental Regulation

Our operations are regulated under a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water as well as the use, handling, storage and disposal of these materials. These laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), as well as analogous state, local and foreign laws. Compliance with these environmental laws is a major consideration for us because we use hazardous materials in some of our manufacturing processes. In addition, because we are a generator of hazardous wastes, we, along with any other person who disposes or arranges for the disposal of our wastes, may be subject to financial exposure for costs associated with an investigation and any remediation of sites at which we have disposed or arranged for the disposal of hazardous wastes if those sites become contaminated, even if we fully complied with applicable environmental laws at the time of disposal. Furthermore, process wastewater from our manufacturing operations is discharged to various types of wastewater management systems. We may incur significant costs relating to contamination that may have been, or is currently being, caused by this practice. We are also subject to numerous federal, state, local and foreign laws that regulate the manufacture, storage, distribution and labeling of many of our products, including some of our disinfecting, sanitizing and antimicrobial products. Some of these laws require us to have operating permits for our production facilities, warehouse facilities and operations, and we may not have some of these permits or some of the permits we have may not be current. In the event of a violation of these laws, we may be liable for damages and the costs of remedial actions and may also be subject to revocation, non-renewal or modification of our operating and discharge permits, and revocation of product registrations. Any revocation, non-renewal or modification may require us to cease or limit the manufacture and sale of products at one or more of our facilities and may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, legislation or regulations restricting emissions of greenhouse gases and our need to comply with such legislation or regulations could affect our business, financial condition, results of operation or cash flows. Environmental laws may also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation, which also may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Environmental regulations most significant to us are summarized below:

Toxic Substances

We are subject to various federal, state, local and foreign laws and regulations governing the production, transport and import of industrial chemicals. Notably, the Toxic Substances Control Act gives the U.S. Environmental Protection Agency (“EPA”), the authority to track, test and/or ban chemicals that may pose an environmental or human-health hazard. We are required to comply with certification, testing, labeling and transportation requirements associated with regulated chemicals. To date, compliance with these laws and regulations has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Pesticide Regulation

Some of our facilities are subject to various federal, state, local and foreign laws and regulations governing the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products that kill micro-organisms, such as bacteria, viruses and fungi. These products are considered “pesticides” or “antimicrobial pesticides” and, in the United States, are governed primarily by the Federal Insecticide, Fungicide and Rodenticide Act, as amended by the Food Quality Protection Act of 1996. To register these products, we must meet various efficacy, toxicity and labeling requirements and must pay initial and ongoing registration fees. In addition, some states or foreign jurisdictions may impose taxes on sales of pesticides. Although the cost of maintaining and delays associated with pesticide registration have increased in recent years, compliance with the various laws and regulations governing the manufacture and sale of pesticides has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

Ingredient Regulation

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

Other Environmental Regulation

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

Environmental Remediation and Proceedings

We may be jointly and severally liable under CERCLA or its state, local or foreign equivalent for the costs of environmental contamination on or from our properties and at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous wastes. Generally, CERCLA imposes joint and several liability on each potentially responsible party (“PRP”), that actually contributed hazardous waste to a site. Customarily, PRPs will work with the EPA to agree on and implement a plan for site investigation and remediation. Based on our experience with these environmental proceedings, our estimate of the contribution to be made by other PRPs with the financial ability to pay their shares, and our third party indemnification rights at certain sites (including indemnities provided by Unilever and SCJ), we believe that our share of the costs at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

In addition to the liabilities imposed by CERCLA or its state, local or foreign equivalent, we may be liable for costs of investigation and remediation of environmental contamination on or from our current or former properties or at off-site locations under numerous other federal, state, local and foreign laws. Our operations involve the handling, transportation and use of numerous hazardous substances. We are aware that there is or may be soil or groundwater contamination at some of our facilities resulting from past or current operations and practices. Based on available information and our indemnification rights, explained below, we believe that the costs to investigate and remediate known contamination at these sites will not have a material adverse effect on our business, financial condition, results of operations or cash flows. In many of the foreign jurisdictions in which we operate, however, the laws that govern our operations are still undeveloped or evolving.

Many of the environmental laws and regulations discussed above apply to properties and operations of the DiverseyLever business that we acquired from Conopco, a wholly-owned subsidiary of Unilever, in May 2002. Under the Acquisition Agreement, Unilever made certain representations and warranties to us with respect to the DiverseyLever business and agreed to indemnify us for damages in respect of breaches of its warranties and for specified types of environmental liabilities if the aggregate amounts of damages meet various dollar thresholds. Unilever will not be liable for any damages resulting from environmental matters, (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250.million in the aggregate.

Pursuant to the Redemption Agreement, all indemnity obligations under the Acquisition Agreement, other than environmental and tax matters, were terminated upon closing of the Transactions. The environmental and tax indemnity obligations thereunder of each of us and Unilever will continue to survive in accordance with the terms of the Acquisition Agreement for the DiverseyLever business. Thus, environmental claims made by us against Unilever prior to May 3, 2008 will continue to survive. On the other hand, Unilever has not made an environmental claim against us and our environmental indemnity obligations to Unilever under such agreement expired on May 3, 2008. Unilever has not made any tax indemnity claims against us under such agreement.

We have tendered various environmental indemnification claims to Unilever in connection with former DiverseyLever locations. Unilever has not indicated its agreement with our requests for indemnification. We may file additional requests for reimbursement in the future in connection with pending indemnification claims. However, there can be no assurance that we will be able to recover any amounts relating to these indemnification claims from Unilever.

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

Environmental Permits and Licensing

In the ordinary course of our business, we are continually subject to environmental inspections and monitoring by governmental enforcement authorities. In addition, our production facilities, warehouse facilities and operations require operating permits that are subject to renewal, modification and, in specified circumstances, revocation. While we believe that we are currently in material compliance with existing permit and licensing requirements, we may not be in compliance with permit or licensing requirements at some of our facilities. Based on available information and our indemnification rights, we believe that costs associated with our permit and licensing obligations will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We are also subject to various federal, state, local and foreign laws and regulations that regulate products manufactured and sold by us for controlling microbial growth on humans, animals and processed foods. In the United States, these requirements are generally administered by the U.S. Food and Drug Administration, (“FDA”). The FDA regulates the manufacture and sale of food, drugs and cosmetics, which includes antibacterial soaps and products used in food preparation establishments. The FDA requires companies to register antibacterial hand care products and imposes specific criteria that the products must meet in order to be marketed for these regulated uses. Before we are able to advertise our product as an antibacterial soap or food-related product, we must generate, and maintain in our possession, information about the product that is consistent with the appropriate FDA monograph. FDA monographs dictate the necessary requirements for various product types such as antimicrobial hand soaps. In addition, the FDA regulates the labeling of these products. If the FDA determines that any of our products do not meet its standards for an antibacterial product, we will not be able to market the product as an antibacterial product. Some of our business operations are subject to similar restrictions and obligations under an order of the U.S. Federal Trade Commission which was issued in 1999 and will remain in effect until at least 2019.

Similar product registration regulations and compliance programs exist in many other countries where we operate.

To date, the cost of complying with product registration and compliance has not had a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this annual report on Form 10-K, certain risk factors should be considered carefully in evaluating our business. The risk factors described below and the other factors described in this annual report on Form 10-K could adversely affect our business, results of operations, financial condition and cash flows.

We are a holding company with no operations and no assets other than our investments in subsidiaries.

We conduct all of our operations through Diversey and its subsidiaries. As a result, all operating profit and cash flows are generated by Diversey and Diversey’s subsidiaries. Holdings’ senior notes are the exclusive obligation of Holdings, and none of its subsidiaries is obligated to make funds available for payment on the Holdings’ senior notes. Holdings’ ability to make payments on the Holdings’ senior notes is dependent on the earnings and cash flows of, and the distribution of funds in the form of dividends and other advances and transfers from, its subsidiaries. The ability of Holdings’ subsidiaries to pay these dividends and make these advances and transfers is subject to applicable federal, state and non-U.S. laws. Furthermore, the terms of the Diversey new senior secured credit facilities and the indenture for the Diversey new senior notes significantly restrict distributions, dividends and other advances to Holdings from its subsidiaries.

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

The market for our products is highly competitive. Our primary global competitor is Ecolab, Inc., which is the largest supplier to the global market for institutional and industrial cleaning, sanitation and hygiene products and related services, mainly as a result of its significant presence in the U.S. health and hospitality market. We also face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Barriers to entry and expansion in the institutional and industrial cleaning, sanitation and hygiene industry are low. Other competitors in the market include 3M, The Procter & Gamble Company and The Clorox Company, which sell into the institutional sector from their bases in consumer products, and Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products.

To achieve expected profitability levels, we must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers. Our failure to address these challenges adequately could put us at a competitive disadvantage relative to our competitors.

We are subject to risks related to our operations outside of the United States.

We have substantial operations outside of the United States. Approximately 83.1% of our net sales for the year ended December 31, 2009 were generated outside the United States. We face risks related to our foreign operations such as:

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

The key raw materials we use in our business are caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances. The prices of many of these raw materials are cyclical, and in 2008, they reached record levels. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. We try to minimize the effect of raw material price increases through production efficiency and the use of effective global sourcing strategies. If we are unable to minimize the effects of increased raw material costs, our business, financial condition, results of operations and cash flows may be materially adversely affected.

Fluctuations in exchange rates may materially adversely affect our business, financial condition, results of operations and cash flows.

Our results of operations are reported in U.S. dollars. Outside the United States, however, our sales and costs are denominated in a variety of currencies including the euro, British pound, Japanese yen, Brazilian real, Venezuelan bolivar and Turkish lira. A significant weakening of the currencies in which we generate sales relative to the U.S. dollar may adversely affect our ability to meet our U.S. dollar obligations.

In addition, we are required to maintain compliance with financial covenants under our new senior secured credit facilities. The covenants are measured in U.S. dollar terms; therefore, an adverse shift in currency exchange rates may cause us to be in breach of these covenants, which, if not cured or waived, may result in the acceleration of some or all of our indebtedness.

In all jurisdictions in which we operate, we are also subject to laws and regulations that govern foreign investment, foreign trade and currency exchange transactions. These laws and regulations may limit our ability to repatriate cash as dividends or otherwise to the United States and may limit our ability to convert foreign currency cash flows into U.S. dollars. A weakening of the currencies in which we generate sales relative to the currencies in which our costs are denominated may lower our operating profits and cash flows

Our relationship with SCJ is important to our future operations.

We are party to various agreements with SCJ, including BLA, a technology disclosure and license agreement (“TDLA”), supply and manufacturing agreements and several leases. Under the BLA, we are granted a license to sell certain SCJ products and use specified trade names and housemarks incorporating “Johnson” (including “Johnson Wax Professional”), including the right to use “Johnson” in combination with our owned trade name “Diversey,” in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both our business and SCJ’s consumer business operate. In connection with our entry into amendments to the BLA as a part of the Transactions, SCJ is our sole supplier of SCJ products licensed to us under the BLA. Our sales of these products have historically been significant to our business. Under the TDLA, SCJ has granted us the right to use specified technology of SCJ. We lease our principal manufacturing facilities in Sturtevant, Wisconsin from SCJ. In addition, in some countries, we depend on SCJ to produce or sell some of our products. For additional details concerning our relationship with SCJ, see “Item 13. Certain Relationships and Related Transactions, and Director Independence —Relationships with SCJ” in annual report on Form 10-K. If we default under our agreements with SCJ and the agreements are terminated, SCJ fails to perform its obligations under these agreements, or our relationship with SCJ is otherwise damaged or severed, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our relationship with Unilever is important to our future operations, and we may lose substantial amounts in agency fees or sales revenue if our License Agreement and distribution arrangements with Unilever are terminated.

In connection with Diversey’s acquisition of the DiverseyLever business from Conopco in May 2002, Diversey entered into the Prior Agency Agreement with Unilever. The Prior Agency Agreement provided that Diversey and various of its subsidiaries act as Unilever’s sales agents in specified territories for the sale into the institutional and industrial markets of certain of Unilever’s consumer brand cleaning products. With the exception of some transitional arrangements for certain countries, on January 1, 2008, in all territories except the United Kingdom, Ireland, Portugal and Brazil, the Prior Agency Agreement was replaced with the License Agreement. Pursuant to the License Agreement, Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. In the United Kingdom, Ireland, Portugal and Brazil, the New Agency Agreement is in place.

If we are unable to comply with our obligations under these agreements, or if Unilever terminates all or any of the agreements for any other reason, including if we are insolvent or our sales drop below 75% of targeted sales for a given year in a region/operating segment, we may lose significant amounts in agency fees or sales revenue. If Unilever fails to observe its commitments under these agreements, we may not be able to operate in accordance with our business plans and we may incur additional costs. Any failure by Unilever to observe its obligations may have a material adverse effect on our business, financial condition, results of operations and cash flows. If any or all of the agreements are terminated prior to their scheduled termination date, or if we and Unilever are unable to agree to mutually acceptable replacement agreements, we may not be able to obtain similar services, intellectual property or products on the same terms from third parties or at all. As a result, we may lose substantial amounts in agency fees or sales revenue, which may have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Relationships with Unilever” in the annual report on this form 10-K.

In addition, as a result of the DiverseyLever acquisition, we own the name “Diversey.” We also hold licenses to use some trademarks and technology of Unilever in the market for institutional and industrial cleaning, sanitation and hygiene products and related services under license agreements with Unilever. We believe that these license agreements are critical to our business and the termination of our rights under any of these agreements may have a material adverse effect on our business, financial condition, results of operations and cash flows.

The current global economic downturn and credit crisis has had and may continue to have an adverse impact on our business, financial condition, results of operations and cash flows.

The global economic downturn has adversely impacted some of our end-users, such as hotels, restaurants, retail establishments and other end-users that are particularly sensitive to business and consumer spending. During economic downturns, these end-users may reduce their volume of purchases of cleaning, hygiene, operational efficiency and appearance enhancing products. Furthermore, as a result of the recent disruption in the credit markets, our customers may face difficulties gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. In addition, the recent economic crisis could also adversely impact our suppliers’ ability to provide us with materials and components.

If the economic downturn is deeper or longer than we expect, we may not be able to comply with the financial covenants in the credit agreement relating to our new senior secured credit facilities. A breach of any of those covenants or failure to maintain a required ratio or meet a required test may result in an event of default under such agreement. This may allow the lenders under our new senior secured credit facilities to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the accelerated indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

The factors described above have had and may continue to have a negative impact on our business, financial condition, results of operations and cash flows.

If we are unable to retain key employees and other personnel, our operations and growth may be adversely affected.

Our success depends largely on the efforts and abilities of our management team and other key personnel. Their experience and industry contacts significantly benefit us, and we need their expertise to execute ongoing cost saving and growth activities. If any of our senior management or other key personnel ceases to work for us, our business, financial condition, results of operations and cash flows may be materially adversely affected.

We could experience disruptions in operations and/or increased labor costs.

In Europe, the majority of our employees are represented by labor unions and are covered by collective bargaining agreements, which are generally renewable on an annual basis. As is the case with any negotiation, we may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A disruption in operations or higher ongoing labor costs could materially affect our business.

Pricing terms in our multi-year contracts with customers may adversely affect our profitability and cash flows.

From time to time, we enter into multi-year contracts with some of our customers. These contracts may include terms restricting our pricing flexibility. Under these contracts, we bear a significant portion of the risk for cost overruns. Accordingly, we may incur losses under such contracts in the case of unexpected cost increases, operational difficulties or other changes during the contract period. If we were to experience significant unexpected cost increases under our multi-year contracts, the resulting losses could have an adverse impact on our profitability and cash flows.

Proposed future U.S. and Netherlands income tax legislation could result in an increase in our future tax liabilities.

In May 2009, the Obama Administration announced proposed future tax legislation that could substantially modify the rules governing the U.S. taxation of certain non-U.S. subsidiaries. These potential changes include, but are not limited to: (1) limitations on the deferral of U.S. taxation of foreign earnings; (2) limitations on the ability to claim and utilize foreign tax credits; and (3) deferral of various U.S. tax deductions until non-U.S. earnings are repatriated to the United States. Many of these proposals were included in the Obama Administration's 2011 budget proposal. The Netherlands also published discussion documents that describe proposed future tax legislation that could substantially modify the rules governing income tax deductions for interest expense claimed by a Netherlands entity. Many details of the above proposals remain unknown, although if any of these proposals are enacted into law they could result in an increase in our future tax liabilities.

Future changes of indirect ownership of our company could result in an increase in our future tax liabilities.

Under existing U.S. tax law, if there is an ownership change with respect to a corporation, as defined in Section 382 of the Internal Revenue Service Code, a limitation generally will be imposed on usage of certain U.S. tax attributes of such corporation (such as tax loss and credit carryforwards) at the time of the ownership change. Given the projected U.S. income tax position of our company, we currently do not expect that a limitation under Section 382 of the Code would have a material effect on our future tax liabilities. However, if circumstances change or differ from our projections, then an ownership change with respect to our company could result in an increase in our future tax liabilities.

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

Our substantial indebtedness may adversely affect our financial health.

We and Diversey have substantial indebtedness. As of December 31, 2009, we have total indebtedness of approximately $1.659 billion (excluding unaccreted original issue discount of $27.6 million and amortization of principal), including $400.0 million of new senior notes issued on November 24, 2009, $981.1 million of borrowings under our new term loan facilities executed on November 24, 2009, $250.0 million of Holdings Senior Notes and approximately $27.7 million in short-term credit lines. In addition, after giving effect to outstanding letters of credit, we would have been able to borrow up to an additional $245.2 million under our new revolving credit facility. As of December 31, 2009, we also had approximately $178.1 million in operating lease commitments and approximately $2.3 million in capital lease commitments.

The degree to which we are leveraged may have important consequences for our company. For example, it may:

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

The indentures governing Holdings senior notes, Diversey’s new senior notes and the credit agreement for Diversey’s new senior secured credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions on our ability to, among others, incur more indebtedness, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with our affiliates. Our and Diversey’s failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our indebtedness levels, we and our subsidiaries may be able to incur more indebtedness which may increase the risks created by indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of the indenture governing the Diversey new senior notes do not fully prohibit Diversey or its subsidiaries from doing so. If Diversey or its subsidiaries are in compliance with the financial covenants set forth in the credit agreement for its new senior secured credit facilities and the indenture governing its new senior notes, Diversey and its subsidiaries may be able to incur additional indebtedness, which may increase the risks created by our and Diversey’s current indebtedness.

We require a significant amount of cash to service our indebtedness. The ability to generate cash and/or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make payments on our and Diversey’s indebtedness, including our new senior notes and our new senior secured credit facilities, and to fund planned capital expenditures, research and development efforts and other corporate expenses depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other needs. In order to repay our indebtedness and fund our planned capital expenditures, we must continue to execute our business strategy and our restructuring program announced in November 2005 (“November 2005 Plan”). If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure that we will be able to refinance any of our indebtedness, including our new senior notes and our new senior secured credit facilities, on commercially reasonable terms or at all.

The indenture governing our new senior notes, the indenture governing the new Holdings senior notes, the credit agreement for our new senior secured credit facilities and the Stockholders Agreement restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

Indenture governing Diversey new senior notes. The indenture governing the Diversey new senior notes contains restrictive covenants that, among other things, limit Diversey’s ability and the ability of Diversey’s restricted subsidiaries to:

•	incur more indebtedness;

•	pay dividends, redeem stock or make other distributions;

•	make investments;

•	create liens;

•	transfer or sell assets;

•	merge or consolidate; and

•	enter into certain transactions with our affiliates.

Indenture governing the new Holdings senior notes. Diversey and all of its subsidiaries that are restricted subsidiaries under the indenture governing Diversey’s new senior notes are restricted subsidiaries of Holdings under the indenture governing the new Holdings senior notes. The indenture governing the new Holdings senior notes generally contains the same covenants as contained in the indenture governing the notes, and none of the covenants in the indenture governing the new Holdings senior notes are more restrictive with respect to Diversey or any of its restricted subsidiaries than the covenants in the indenture governing Diversey’s new senior notes. The new Holdings senior notes are direct obligations of Holdings. Neither Diversey nor any of its subsidiaries guarantee the new Holdings senior notes or have any other obligation to make funds available for payment on the new Holdings senior notes.

New senior secured credit facilities. The credit agreement for Diversey new senior secured credit facilities contains a number of covenants that:

•	require Diversey to meet specified financial ratios and financial tests;

•	limit Diversey’s capital expenditures;

•	restrict Diversey’s ability to declare dividends;

•	restrict Diversey’s ability to redeem and repurchase capital stock;

•	limit Diversey’s ability to incur additional liens;

•	limit Diversey’s ability to engage in sale-leaseback transactions; and

•	limit Diversey’s ability to incur additional debt and make investments.

The credit agreement for Diversey’s new senior secured credit facilities also contains other covenants customary for credit facilities of this nature. DI”s ability to borrow additional amounts under Diversey’s new senior secured credit facilities depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

Stockholders Agreement. Under the Stockholders Agreement, CD&R Investor and CMH each must approve specified transactions and actions by Holdings and its subsidiaries, including DI. These transactions include, subject to specified exceptions, acquisitions and dispositions, the issuance of additional shares of capital stock, the incurrence of additional indebtedness, the entry into any new material line of business unrelated to our business, any other material change in the nature of our business and any mergers, consolidations or reorganizations.

Our failure to comply with obligations under the indenture governing the Diversey new senior notes, the indenture governing the new Holdings senior notes and the credit agreement for the Diversey new senior secured credit facilities may result in an event of default under those indentures or the credit agreement for the Diversey new senior secured credit facilities. A default, if not cured or waived, may permit acceleration of our indebtedness. We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

To the extent LIBOR exceeds a certain rate to be set forth in the credit agreement for the Diversey new senior secured credit facilities, the Diversey indebtedness under its new senior secured credit facilities will bear interest at variable rates. As a result, an increase in interest rates may increase the cost of servicing such debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

We may only be entitled to deduct a portion of the original issue discount on our senior notes for U.S. federal income tax purposes, and only at such time such original issue discount is considered paid in cash.

We believe our New Holdings Senior Notes are "applicable high yield discount obligations" within the meaning of Section 163(i)(1) of the Code. Under these rules, any original issue discount deduction that we would otherwise be entitled to will be deferred until we pay such original issue discount, except that the original issue discount deduction will be permanently disallowed to the extent the yield on the senior notes exceeds the applicable federal rate plus six percentage points. The deferral and disallowance of deductions for payments of interest or original issue discount on the senior notes may affect the amount of our income tax liability.

We are subject to a variety of environmental and product registration laws that expose us to potential financial liability and increased operating costs.

Our operations are subject to a number of federal, state, local and foreign environmental, health and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air, soil and water and the use, handling, storage and disposal of these materials. Compliance with these laws is a major consideration for us because we generate, use and dispose of hazardous materials in some of our manufacturing processes. We may become subject to costs associated with the investigation and remediation of sites at which we have disposed of, or arranged for the disposal of, hazardous waste if those sites become contaminated, even if we fully complied with applicable environmental laws at the time of disposal.

We are also subject to various federal, state, local and foreign laws and regulations that govern the manufacture, storage, distribution and labeling of many of our products, and certain jurisdictions require the registration of some of our products. Some of these laws require us to have operating permits for our production and warehouse facilities and operations. We may not have some of these permits, and some of the permits we have may not be current. The violation of any of these laws may result in our being liable for damages and the costs of remedial actions and may also result in the revocation, non-renewal or modification of our operating and discharge permits and product registrations. Any such revocation, non-renewal or modification may require us to cease or limit the manufacture and sale of products at one or more of our facilities, and may have a material adverse effect on our business, financial condition, results of operations and cash flows. Any revocation, non-renewal or modification may also result in an event of default under the indenture governing the Diversey new senior notes, the indenture governing the new Holdings senior notes and the credit agreement for the Diversey new senior secured credit facilities, which, if not cured or waived, may result in the acceleration of that indebtedness.

The potential cost to us relating to environmental and product registration matters is uncertain because of the unknown magnitude and type of possible contamination and clean-up costs to which we may become subject and the timing and effectiveness of clean-up and compliance methods. Environmental and product registration laws and regulations, including those applicable outside of the United States, may also become more stringent and complicated over time and may impose greater compliance costs and increasing risks and penalties associated with any violation, which may also negatively impact our operating results. Accordingly, we may become subject to additional liabilities and increased operating costs in the future under these laws and regulations, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have tendered various environmental indemnification claims to Unilever pursuant to the Acquisition Agreement.

Under the Acquisition Agreement, Unilever made warranties to us with respect to the DiverseyLever business. In addition, Unilever agreed to indemnify us for damages in respect of breaches of its warranties and for specified types of environmental liabilities if the aggregate amount of damages meets various dollar thresholds. Unilever will not be liable for any damages resulting from environmental matters, (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate. We were required to notify Unilever of any environmental indemnification claims by May 3, 2008. Any environmental claims pending after this date, for which we have notified Unilever, remain subject to indemnification until completed in accordance with the Acquisition Agreement. As a result, if we incur damages or liabilities that do not meet the indemnity thresholds under the Acquisition Agreement, if we failed to notify Unilever of an environmental indemnity claim within the period specified in the Acquisition Agreement or if the aggregate limits on indemnity payments under the Acquisition Agreement become applicable, we would not be entitled to indemnity from Unilever and would be required to bear the costs ourselves.

Pursuant to the Redemption Agreement, all indemnity obligations under the Acquisition Agreement, other than environmental and tax matters, have been terminated upon closing of the Transactions. The environmental and tax indemnity obligations thereunder of each of us and Unilever will continue to survive in accordance with the terms of the Acquisition Agreement. Thus, environmental claims made by us against Unilever prior to May 3, 2008 will continue to survive. On the other hand, Unilever has not made an environmental claim against us and our environmental indemnity obligations to Unilever under such agreement expired on May 3, 2008. Unilever has not made any tax indemnity claims against us under such agreement.

We have tendered various environmental indemnification claims to Unilever in connection with former DiverseyLever locations. Unilever has not indicated its agreement with our request for indemnification. We may file additional requests for reimbursement in the future in connection with pending indemnification claims. However, there can be no assurance that we will be able to recover any amounts relating to these indemnification claims from Unilever. If we are unable to recover costs relating to the sites for which we seek indemnification, we cannot be certain that we will have sufficient funds to bear these costs relating to environmental matters.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $1.492 billion as of December 31, 2009, or approximately 43.3% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.271 billion as of December 31, 2009, or 36.9% of our total assets.

Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with the Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. Some of the products and services we sell to our customers are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. We did not record any charges for impairment of goodwill in 2009, 2008 or 2007. We did not record any charges for impairment relating to other identifiable intangible assets in 2009 and 2008, and an insignificant amount was recorded in 2007. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

The consolidation of our customers may adversely affect our business, financial condition and results of operations.

Customers in the building care, foodservice, food and beverage, lodging, retail and healthcare sectors have been consolidating in recent years, and we believe this trend may continue. Such consolidation could have an adverse impact on our ability to retain customers, which could in turn adversely affect our business, financial condition and results of operations.

The benefits from changing from “JohnsonDiversey, Inc.” to “Diversey, Inc.” may not be realized on a timely basis, or at all.

Our main subsidiary, formerly named “JohnsonDiversey, Inc.” was renamed “Diversey, Inc.” in connection with the closing of the Transactions in light of the strong brand equity we believe the Diversey name has in major markets. Based on the results of customer research, we are also changing our tag line with the intention of more effectively targeting our brand to customers in the marketplace. Although we believe that changing our company’s name and tag line will enhance our marketing capabilities, there can be no assurance that the benefits of these changes will be realized on a timely basis, or at all.

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

The market for our products depends to a significant extent upon the goodwill associated with our brand names. Under the BLA, we are granted a license to sell certain SCJ products and use specified trade names and housemarks incorporating “Johnson” (including “Johnson Wax Professional”), including the right to use “Johnson” in combination with our owned trade name “Diversey,” in our business. The BLA will terminate by its terms on May 2, 2017. Thereafter, the BLA can be renewed, with SCJ’s consent, for successive one-year terms. Our license to use the housemark “JohnsonDiversey” will expire on the earlier of our transition to the “Diversey” name in the relevant region or August 2, 2012, and our license to use the housemark “Johnson Wax Professional” will expire on May 2, 2010. If the BLA is terminated, we may lose the ability to sell specified SCJ products or to use SCJ brand names and technology, which may have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Relationships with SCJ—License Agreements” in annual report on this Form 10-K.

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

Similarly, other parties may infringe on intellectual property rights that SCJ licenses to us. The protection of these licensed intellectual property rights is under the control of SCJ and, therefore, we cannot assure the protection of those trademarks or other intellectual property rights or prevent dilution in the marketplace of the value of those brands. Finally, we may infringe on others’ intellectual property rights. Any failure by us or SCJ to protect our trademarks and other intellectual property rights, or any adverse judgment with respect to infringement by us of others’ intellectual property rights, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

A relocation of our primary U.S. manufacturing facility could adversely affect our business, financial condition and results of operations.

We manufacture a significant portion of the products we sell. In connection with the Transactions, our various operating agreements with SCJ, including Diversey’s lease from SCJ of our Waxdale manufacturing facility, was amended. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Relationships with SCJ —Leases” in annual report on this Form 10-K. As amended, the lease will expire on May 31, 2013, and we do not expect that the lease will be renewed after expiration. Accordingly, we will need to acquire or build our own production facility. The costs of acquiring or building a new production facility could be significant. While we have extensive experience in restructuring value chain operations, this relocation may pose significant risks, which could include:

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

We may not achieve growth through acquisitions.

As part of our and Diversey’s business strategy, we and Diversey may from time to time pursue acquisitions of companies that we believe are strategic to our business. There can be no assurance that we will be able to identify attractive acquisition targets, negotiate satisfactory terms for acquisitions or obtain necessary financing for acquisitions. Further, acquisitions involve risks, including that acquired businesses will not perform in accordance with expectations, that we will not realize the operating efficiencies expected from acquisitions and that business judgments concerning the value, strengths and weaknesses of companies we acquire will prove to have been incorrect. If we fail to complete acquisitions, if we acquire companies but are not able to successfully integrate them with our business or if we do not otherwise realize the anticipated financial and strategic goals for our acquisitions, our business and results of operations may be adversely affected. In addition, future acquisitions may result in the incurrence of debt and contingent liabilities and an increase in interest expense, amortization expenses and significant charges relating to integration costs.

We may not realize anticipated incremental cost savings from the remaining portion of the restructuring contemplated by the November 2005 Plan.

We have realized significant cost savings to date as a result of actions taken under the November 2005 Plan. The restructuring program has included redesigning our organizational structure, closing a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe and reducing our workforce by approximately 15%. Our execution of the November 2005 Plan is expected to be completed in the first half of 2010, but a portion of the planned restructuring remains outstanding. In addition to the divestitures that we have completed, which most notably included the divestiture of the Polymer Business in 2006, we are also considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses of an immaterial nature.

Restructuring programs are inherently risky given that a successful outcome is dependent on the ability to successfully execute and manage significant changes to the business. Our assumptions underlying estimates of anticipated cost savings from remaining restructuring initiatives may be inaccurate, and future business conditions and events may impede our ability to complete these initiatives. If we are unable to complete them in a timely manner, or if we do not realize the anticipated incremental cost savings, our business, financial condition, results of operations and cash flows may be materially adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have a total of 29 manufacturing facilities in 22 countries, including Brazil, Canada, China, France, Germany, India, Italy, Japan, the Netherlands, Spain, Switzerland, Turkey, the United Kingdom and the United States. One of our principal manufacturing facilities is located at Waxdale in Sturtevant, Wisconsin, which facility we lease from SCJ. In connection with the Transactions, our lease of the Waxdale manufacturing facility was amended. As amended, the lease will expire in 2013, and we do not expect that the lease will be renewed after expiration. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships with SCJ—Leases.” Our worldwide and North American headquarters are located in Sturtevant, Wisconsin. We believe our facilities are in good condition and are adequate to meet the existing production needs of our businesses.

The following table summarizes our principal plants and other physical properties that are important to our business. Unless indicated otherwise, all owned properties listed below are subject to mortgages.

Location	Approximate Square Feet Occupied				Principal Activity	Primary Segment Used In (3)
	Owned		Leased
United States

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

International

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

We are party to various legal proceedings in the ordinary course of our business which may, from time to time, include product liability, intellectual property, contract, employee benefits, environmental and tax claims as well as government or regulatory agency inquiries or investigations. While the final outcome of these proceedings is uncertain, we believe that, taking into account our insurance and reserves and the available defenses with respect to legal matters currently pending against us, the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.	RESERVED FOR FUTURE USE BY SECURITY AND EXCHANGE COMMISSION (“SEC”)

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 5, 2010, there were 99,764,706 shares of our class A common stock outstanding. The equity ownership of our Company, assuming the exercise of the Warrant, was as follows: CMH, 49.1%, CD&R, 45.9%, SNW, 1%, and Unilever, 4%. Both SNW and CMH are majority-owned and controlled, either directly or indirectly, by descendants of Samuel Curtis Johnson. In connection with the Transactions, SNW granted an irrevocable proxy to CMH to vote its common stock of Holdings, which, subject to certain limitations, increased CMH’s voting ownership in our Company from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership in our Company from approximately 1.0% to 0.0%. There is no established public trading market for our common stock.

We did not declare or pay any dividends to our stockholders in fiscal years 2008 and 2009. Our ability to pay dividends is restricted by covenants in the indenture governing Holdings senior notes, Diversey’s new senior notes and the credit agreement for Diversey’s new senior secured credit facilities.

ITEM 6.	SELECTED FINANCIAL DATA

Prior to 2008, we reported our results of operations on a 52/53 week year ending on the Friday nearest to December 31. Beginning with fiscal year 2008, we changed our fiscal year end date from the Friday nearest December 31 to December 31. Accordingly, references in this annual report on Form 10-K to our fiscal year 2008 relate to the period from December 29, 2007 to December 31, 2008. For the fiscal years ended December 31, 2009 and 2008, our results include 52 weeks and one day and 52 weeks and 3 days, respectively. Operations included 52 weeks in each of fiscal years 2007, 2006 and 2005. Our fiscal year 2007 commenced on December 30, 2006 and ended on December 28, 2007. Our fiscal year 2006 commenced on December 31, 2005 and ended on December 29, 2006. Our fiscal year 2005 commenced on January 1, 2005 and ended December 30, 2005.

We derived the following selected historical consolidated financial data from our consolidated financial statements as of and for the fiscal years ended December 31, 2009, December 31, 2008, December 28, 2007, December 29, 2006 and December 30, 2005. Those consolidated financial statements have been prepared under U.S. GAAP. You should read the following selected historical consolidated financial data in conjunction with the financial statements and related notes included elsewhere in this annual report on Form 10-K and with the information included in this annual report on Form 10-K under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Except for Cash Flow and EBITDA measures, the selected historical data is presented on a continuing operations basis. The operational results and gains associated with the divestitures of DuBois Chemicals, divested in September 2008, Chemical Methods Associates, divested in September 2006, the Polymer Business, divested in June 2006, and Whitmire Micro-Gen Research Laboratories, Inc., divested in June 2004, are presented in “Income from discontinued operations, net of tax.” Accordingly, fiscal years prior to the fiscal year ended December 31, 2009 have been restated to conform to current year presentation.

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007	December 29, 2006	December 30, 2005
	(dollars in thousands)
Selected Income Statement Data:
Net sales:
Net product and service sales	$3,083,711	$3,280,857	$2,949,812	$2,753,752	$2,766,068
Sales agency fee income (1)	27,170	35,020	91,928	85,516	94,105
Cost of sales (3)	1,828,933	1,990,082	1,764,224	1,666,817	1,657,059
Gross profit	1,281,948	1,325,795	1,277,516	1,172,451	1,203,114
Selling, general and administrative expenses (2)(3)	988,131	1,068,851	1,117,734	1,123,908	1,068,441
Research and development expenses	63,328	67,077	65,539	58,112	53,968
Restructuring expenses	32,914	57,291	27,165	114,787	17,677
Operating profit (loss) (2)	197,575	132,576	67,078	(124,356)	63,028
Interest expense, net	137,968	145,544	143,069	149,925	172,082
Notes redemption and other costs	48,789	—	—	—	—
Other (income) expense, net (2)	(4,699)	5,671	(787)	5,232	960
Income tax (benefit) provision	62,169	51,298	64,534	(94,284)	149,060
Loss from continuing operations	(46,652)	(69,937)	(139,738)	(185,229)	(259,074)
Income from discontinued operations, net of tax	(1,973)	10,416	7,966	283,232	38,421
Net income (loss)	$(48,625)	$(59,521)	$(131,772)	$98,003	$(220,653)
Net income (loss) attributable to noncontrolling interests	—	—	—	(25)	65
Net income (loss) attributable to Diversey Holdings, Inc.	(48,625)	(59,521)	(131,772)	97,978	(220,588)

Selected Other Financial Data:
EBITDA (4)	$312,204	$276,882	$235,519	$465,164	$303,552
Diversey Credit Agreement EBITDA (4)	403,180	363,038	373,525	315,052	385,493
Depreciation and amortization	112,097	128,236	156,746	198,410	183,448
Capital expenditures (5)	(94,294)	(121,211)	(111,159)	(93,381)	(92,169)
Net cash provided by (used in) operating activities	143,785	4,795	11,619	(6,492)	134,906
Net cash provided by (used in) investing activities	(89,163)	1,817	(102,362)	390,828	(71,590)
Net cash provided by (used in) financing activities	81,511	(1,908)	(34,295)	(343,471)	74,718
Gross profit margin (6)	41.2%	40.0%	42.0%	41.3%	42.1%
Operating profit margin (7)	6.4%	4.0%	2.2%	-4.4%	2.2%

	As of
	December 31, 2009	December 31, 2008	December 28, 2007	December 29, 2006	December 30, 2005
	(dollars in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$249,713	$107,923	$97,176	$208,418	$158,291
Restricted cash	39,654	49,463	—	—	—
Accounts receivable, net	578,663	570,654	636,470	548,265	502,079
Inventories	255,989	255,330	279,175	253,049	243,329
Accounts payable	416,278	387,524	405,362	401,861	369,553
Working capital (8)	418,374	438,460	510,283	399,453	375,855
Property, plant and equipment, net	415,645	412,022	442,434	410,689	420,200
Total assets	3,448,307	3,215,172	3,454,809	3,321,310	3,323,970
Total debt, including current portion	1,631,169	1,470,809	1,486,511	1,456,073	1,725,183
Class B common stock (9)	—	456,875	531,127	570,475	476,473
Stockholders’ equity	423,311	(96,245)	77,680	48,882	(56,776)

(1)	Sales agency termination fees of $0.7 million, $0.7 million, $3.2 million, $1.1 million and $7.7 million under the Prior Agency Agreement were included in sales agency fees in fiscal years ended December 31, 2009, December 31, 2008, December 28, 2007, December 29, 2006 and December 30, 2005, respectively.

(2)	In March 2005, we reclassified gains and losses on fixed asset and product line disposals from other (income) expense to selling, general and administrative expenses.

In March 2005, we reclassified gains and losses on business divestitures from other (income) expense to selling, general and administrative expenses.

(3)	In January 2005, in order to achieve alignment with our functional cost structure, we reclassified certain customer support costs. Accordingly, in the above selected historical consolidated financial data for the fiscal year ended December 30, 2005, certain customer support costs of $0.9 million have been included in / reclassified to cost of sales.

(4)	EBITDA is a non-U.S. GAAP financial measure, and you should not consider EBITDA as an alternative to U.S. GAAP financial measures such as (a) operating profit or net income as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with U.S. GAAP) as a measure of our ability to meet cash needs.

We present EBITDA because we believe it provides investors with important additional information to evaluate our performance. We believe EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. In addition, we believe that investors, analysts and rating agencies will consider EBITDA useful in measuring our ability to meet our debt service obligations. However, EBITDA is not a recognized measure under GAAP, and when analyzing our financial results, investors should use EBITDA in addition to, and not as an alternative to, net income or net cash provided by operating activities as defined under GAAP. In addition, because other companies may calculate EBITDA differently, this measure will not be comparable to EBITDA or similarly titled measures reported by other companies.

We also present the Diversey Credit Agreement EBITDA because it is a financial measure which is used in the credit agreement for our new senior secured credit facilities. Credit Agreement EBITDA is not a recognized measure under GAAP and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net income, operating income or operating cash flow. Credit Agreement EBITDA differs from the term EBITDA as it is commonly used. Credit Agreement EBITDA is calculated as set forth below and is defined in accordance with the credit agreement for our new senior secured credit facilities.

Borrowings under the Diversey new senior secured credit facilities are a key source of our liquidity. Our ability to borrow under the Diversey new senior secured credit facilities depends upon, among other things, compliance with certain representations, warranties and covenants under the credit agreement for the Diversey new senior secured credit facilities. The financial covenants in the Diversey new senior secured credit facilities include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. Failure to comply with these financial ratio covenants would result in a default under the credit agreement for the Diversey new senior secured credit facilities and, absent a waiver or an amendment from Diversey lenders, would permit the acceleration of all outstanding borrowings under Diversey’s new senior secured credit facilities.

Neither EBITDA nor Credit Agreement EBITDA is used in the indenture governing the notes. The term “Consolidated EBITDA” is used in the indenture as part of the calculation of the term “Consolidated Coverage Ratio,” which is used for a number of purposes, including determining our ability to incur additional indebtedness, and may include certain cost savings or synergies.

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA and Credit Agreement EBITDA to net cash flows provided by (used in) operating activities, which is the GAAP measure most comparable to EBITDA and Credit Agreement EBITDA, for each of the periods for which EBITDA and Credit Agreement EBITDA are presented.

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007	December 29, 2006	December 30, 2005
	(dollars in thousands)
Net cash flows provided by (used in) operating activities	$143,785	$4,795	$11,619	$(6,492)	$134,906
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(83,480)	(5,044)	93,171	96,320	76,304
Depreciation and amortization expense	(112,097)	(128,236)	(156,746)	(198,410)	(183,448)
Amortization of debt issuance costs	(16,832)	(5,211)	(4,974)	(6,075)	(28,968)
Interest accreted on notes payable	(66)	(4,244)	(24,606)	(42,115)	(37,856)
Interest accrued on long- term receivables–related parties	2,551	2,749	2,583	2,464	3,317
Changes in deferred income taxes	(2,765)	21,620	(41,618)	10,395	(173,812)
Changes in restricted cash and cash equivalents	27,404	49,463	—	—	—
Gain (loss) from divestitures	(32)	11,753	(538)	255,761	667
Gain (loss) on property disposals	(726)	(736)	4,218	(581)	(5,715)
Compensation costs for long-term incentives	(215)	(400)	(515)	(393)	(5,136)
Other	(6,152)	(6,030)	(14,366)	(12,896)	(847)

Net income (loss)	(48,625)	(59,521)	(131,772)	97,978	(220,588)
Net income (loss) attributable to noncontrolling interests	—	—	—	25	(57)
Income tax provision	61,909	62,571	67,410	18,544	167,925
Interest expense, net	138,034	145,596	143,135	150,207	172,824
Notes redemption and other costs	48,789	—	—	—	—
Depreciation and amortization expense	112,097	128,236	156,746	198,410	183,448

EBITDA	312,204	276,882	235,519	465,164	303,552

Operating expenses of Holdings only	36	1,119	32	28	77
Restructuring related costs (a)	59,607	94,014	105,453	199,181	55,939
Acquisition and divestiture adjustment (b)	2,167	(22,624)	1,161	(381,637)	—
Non-cash and other items, net (c)	12,132	1,635	18,925	28,078	26,002
Compensation adjustment (d)	17,034	13,131	12,467	4,266	—

Diversey Credit Agreement EBITDA (e)	$403,180	$364,157	$373,557	$315,080	$385,570

(a)	For a further description of restructuring and other one-time charges relating to the November 2005 Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(b)	For a further description of adjustments related to businesses divested during the applicable period, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Divestitures.”
(c)	Adjustments primarily related to changes in the allowance for doubtful accounts, changes in the reserve for excess and obsolete inventory and gains and losses on sales of capital assets.
(d)	Expenses related to certain cash-based employee benefits that will be converted to an equity plan in connection with the Transactions.
(e)	Credit Agreement EBITDA includes EBITDA of certain operations divested subsequent to the applicable period of $57, $44,144, $17,637 and $7,918 in the fiscal years ended December 30, 2005, December 29, 2006, December 28, 2007 and December 31, 2008, respectively.

(5)	Capital expenditures include expenditures for capitalized computer software.

(6)	Gross profit margin is gross profit as a percentage of net sales.

(7)	Operating profit margin is operating profit as a percentage of net sales.

(8)	Working capital is defined as net accounts receivable plus inventories, less accounts payable.

(9)	Our Class B common stock subject to put and call options at December 31, 2008, which was beneficially owned by Unilever, was subject to put and call options under a Stockholders’ Agreement among us, Unilever, and CMH, and was not characterized as stockholders’ equity under U.S. GAAP.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2009. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this annual report on Form 10-K as well as the sections entitled “Forward-Looking Statements” located before Part I and “Risk Factors” located in Item 1A. of this annual report on Form 10-K.

Executive Overview

We operate our business through Diversey and its subsidiaries We are a leading global provider of commercial cleaning, sanitation and hygiene products, services and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and hand care. In addition, we offer a wide range of value-added services, including food safety and application training and consulting, and auditing of hygiene and water management. We serve institutional and industrial end-users such as food service providers, lodging establishments, food and beverage processing plants, building service contractors, building managers and property owners, retail outlets, schools and health-care facilities in more than 175 countries worldwide.

Except where noted, the management discussion and analysis below, excluding the consolidated statements of cash flows, reflects the results of continuing operations, which excludes the results of DuBois Chemicals (“DuBois”) as discussed in Note 6 to the consolidated financial statements.

In the fiscal year ended December 31, 2009, net sales decreased by $205.0 million compared to the prior year. As indicated in the following table, after excluding the impact of foreign currency exchange rates, acquisitions and divestitures, sales agency fee income (“SAF”), and sales from our Master Sub-License Agreement (the “License Agreement”), our net sales decreased by 0.2% for the fiscal year ended December 31, 2009, compared to the prior year. Beginning in fiscal year 2008, the License Agreement replaced the Prior Agency Agreement in most countries.

	Fiscal Year Ended
(dollars in millions)	December 31, 2009	December 31, 2008
Net sales	$3,110.9	$3,315.9

Variance due to:
Foreign currency exchange	—	(164.1)
Acquisitions and divestitures	—	(9.9)
Sales agency fee income	(27.2)	(35.0)
License Agreement revenue	(133.4)	(151.3)

	(160.6)	(360.3)

	$2,950.3	$2,955.6

The fiscal year 2009 global economic environment was challenging to many companies and had a significant impact on our operations. In addition and as previously identified, there were two fewer selling days in fiscal 2009 compared to fiscal 2008. The table above shows that our organic sales in 2009 compared to the prior year decreased by 0.2%. The marginal decrease in sales was due to generally lower volume than last year. We believe the contraction in sales is generally consistent with the global economic slowdown. The decrease in sales would have been higher had we not been able to effectively implement the pricing initiatives that we started in the last quarter of 2008. Our delivery of value to our customers allowed us to effectively execute this strategy. We also aggressively pursued new customers and introduced innovation as part of our product delivery. As a result of these initiatives, we were able to achieve modest sales increases in some segments of our business, and mitigate the effects of the economic recession. We believe that our disciplined and effective approach to implementing price increases across all segments of our business was the primary factor to our maintaining sales levels in 2009.

As indicated in the following table, our gross profit percentage improved significantly for the year ended December 31, 2009 compared to the year ended December 31, 2008. Excluding the impact of SAF, our gross profit percentage improved 140 basis points for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Margin on Net Sales as Reported Fiscal Year Ended		Margin on Net Sales Adjusted for SAF Fiscal Year Ended
December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
41.2%	40.0%	40.7%	39.3%

The 140 basis point improvement was largely the result of increased prices and a favorable reduction in certain raw material costs, including phosphorous materials, caustic soda, and chelates. Additional cost reductions were achieved through various cost savings initiatives attained through our global sourcing activities, as we resolved to control the effects of rising raw material prices. In conjunction with these initiatives, we further improved gross margins by rationalizing the number of product offerings and eliminating low margin products. In addition, we implemented internal processes to more effectively monitor customer profitability.

The economic recession has adversely affected a number of end-users of our products and services, such as hotels, restaurants, food and beverage processors and others that are sensitive to business travel and leisure. These end-users reduced their purchase volume of cleaning, hygiene, operational efficiency and appearance enhancing products in 2009. However, we did not experience a material loss in customers. As a consequence of the economic pressures, we may have difficulty maintaining some of the price increases we implemented. A further deterioration in economic conditions could exacerbate the disruptions in the credit markets, and our customers may face difficulties gaining timely access to sufficient credit, which could impair their ability to make timely payments to us.

We implemented materials sourcing savings programs and continued cost containment measures during 2009. Although we believe we have instituted appropriate strategies to attain profitability and achieve growth, we cannot fully mitigate the effects of the global recession on our operations. While we attempt to continuously manage our costs, including our personnel costs, in relation to our sales volumes, our efforts may not be successful and the timing of these efforts and associated costs may adversely affect our results. We will continue to monitor economic conditions closely and pursue cost saving opportunities as well as growth opportunities through strategic investments and innovations.

We recapitalized our Company through the debt and equity investment transactions that closed on November 24, 2009. The terms of our new debt provide us with more liquidity and position us well for growth and stability. In the current economic climate, we will continue to prioritize our receivable collections and working capital management initiatives.

As of December 31, 2009, we were in compliance with the financial covenants under the credit agreement for our new senior secured credit facilities. The global economy has been greatly affected by the ongoing credit crisis and recessionary environment with many lenders and institutional investors ceasing to provide or limiting credit to even the most credit-worthy borrowers. We believe that we are positioned to deal with the continuing economic downturn; however, we are not able to predict how severe the downturn may become, how long it will last and how it will affect our business or our customers’ businesses going forward.

In November 2005, in response to structural changes in raw material markets that gave rise to significant increases in our input costs, we announced the November 2005 Plan to implement an operational restructuring of our company. We believe that our restructuring program positioned us to confront these challenges more effectively.

During fiscal year 2009, we made significant progress with the operational restructuring of our company in accordance with the November 2005 Plan. In particular, key activities during the year included the following:

•	continued plans to transition to new organizational models in our regions;

•	finalized the transition of certain general ledger accounting functions in Western Europe to a third-party provider;

•	completed the implementation of a global human resource information system in over 60 countries;

•	continued the redesign of the Japanese sales and marketing functions, supported by Enterprise Resources Planning system upgrades; and

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency.

In connection with the aforementioned and other activities under the November 2005 Plan, we recorded restructuring charges which consisted primarily of severance costs, of approximately $32.9 million and $57.3 million for fiscal years 2009 and 2008, respectively. In addition, we recorded period costs of $32.8 million and $42.8 million related to the November 2005 Plan for fiscal years 2009 and 2008, respectively. For the fiscal year ended December 31, 2009, the period costs mainly related to projects at the corporate center as well as the Japanese and North American regions. These period costs consisted of the following:

•	$19.6 million for personnel-related costs of employees and consultative resources connected to restructuring initiatives;

•	$7.1 million related to value chain and cost savings projects; and

•	$6.1 million related to facilities, asset impairment charges and various other costs.

We expect to complete our November 2005 restructuring program during the first half of 2010, with the associated reserves expected to be substantially paid out by the end of the 2010 fiscal year, mostly through our restricted cash balance. The primary restructuring focus for the 2010 fiscal year will be organizing various functions for efficiency and growth. We believe that this reorganization will better position us to address consolidation and globalization trends among our customers while enabling us to more effectively deploy resources to the most compelling market and customer growth opportunities. We also believe this reorganization will boost our efforts to more rapidly deploy innovation globally.

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

We estimate the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates, analyzing market conditions and specifically reserving for identified customer balances, based on known facts, which are deemed probable as uncollectible. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on the customer’s ability and likelihood to pay and based on management’s review of the facts and circumstances. For other customers, we recognize an allowance based on the length of time the receivable is past due and on historical experience. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion on credit risk as it relates to the current global economic slowdown.

We accrue for losses associated with litigation and environmental claims based on management's best estimate of future costs when such losses are probable and reasonably able to be estimated. We record those costs based on what management believes is the most probable amount of the liability within the ranges or, where no amount within the range is a better estimate of the potential liability, at the minimum amount within the range. The accruals are adjusted as further information becomes available or circumstances change.

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

Goodwill and Non-Amortizing Intangibles. Goodwill and non-amortizing intangible assets are reviewed for impairment on an annual basis and between annual tests when significant events or changes in business circumstances indicate that their carrying values may not be recoverable. We have defined our reportable segments as our reporting units for our goodwill impairment testing. We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using a combination of a discounted cash flow approach and a market approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill. We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology.

We conduct our annual impairment reviews at the beginning of the fourth quarter with the assistance of a third-party valuation firm. We typically complete this analysis as of the first day of our fiscal fourth quarter. Based on our business approach to decision-making, planning and resource allocation, we have determined that we have five reporting units for purposes of evaluating goodwill for impairment, which is aligned with our five geographic segments. Goodwill balances are typically recorded at the reporting unit level; however, where applicable, balances may be allocated to reporting units in proportion to the goodwill balances recorded at the reporting unit level. We performed our impairment reviews for fiscal years 2009, 2008 and 2007, and found no impairment of goodwill and recorded impairment charges of $0 million, $0 million and $0.2 million, respectively, for non-amortizing intangibles, which are included in selling, general and administrative expenses in the consolidated statements of operations. None of the charges related to restructuring activities. Moreover, management currently expects to evaluate goodwill impairment indicators on a regular basis and will conduct interim impairment reviews in the event circumstances indicate such a review is appropriate. As a key and quantifiable value driver, we have chosen interim EBITDA as its primary benchmark measure for interim impairment reviews. We track consolidated actual performance against this benchmark to assess whether or not a step-one evaluation may be necessary. There can be no assurance that future goodwill and non-amortizing intangible asset impairment tests will not result in a charge to earnings.

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

We recorded impairment charges on certain long-lived assets of $1.2 million, $6.3 million and $12.8 million during fiscal years 2009, 2008 and 2007, respectively, in connection with the November 2005 Plan.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to the consolidated financial statements in Item 8 of this annual report on Form 10-K.

Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Net Sales:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2009	December 31, 2008	Amount	Percentage
Net product and service sales	$3,083.7	$3,280.9	$(197.2)	-6.0%
Sales agency fee income	27.2	35.0	(7.8)	-22.4%

	$3,110.9	$3,315.9	$(205.0)	-6.2%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. In addition, there were two fewer selling days in fiscal 2009 compared to fiscal 2008. As measured against prior year’s results, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $159.8 million reduction in net product and service sales in 2009.

•

Excluding the negative impact of foreign currency exchange rates, acquisitions, SAF income, and License Agreement revenue, net sales decreased by 0.2% year-over-year. This is primarily due to the current global recession, reflecting a general softness in demand for our products and services. The potentially adverse effects of the recession were mitigated in large part by the successful pricing strategies that were initiated in the last quarter of 2008. Although we experienced a general decline in sales volume, our Europe, Middle East and Africa, Latin America and Asia Pacific regions reported sales growth. The following is a review of the sales performance for each of our segments:

-	In our Europe, Middle East and Africa segment, net sales increased by 0.1% in 2009 compared to the prior year. This increase was achieved despite the economic recession, primarily from successfully implementing price increases and customer acquisitions across the region. Sales volume also increased in certain emerging markets, such as in Central and Eastern Europe, but was offset by volume declines in Western Europe, particularly in floor care equipment and cleaning tools and engineering sales, a result of customers deferring their capital investments. We expect that the weakened economic environment and related tightening of credit markets will continue to challenge sales growth; however, we plan to accelerate innovation in product and service solutions and continue to target new customers and markets to offset this downward pressure.

-	In Latin America, net sales increased by 6.1 % in 2009 compared to the prior year. Growth came from most countries in the region, primarily through the implementation of price increases, offset by volume decreases in the lodging and retail sectors. The effects of the recession resulted in sales volume shortfalls from existing customers but were offset by strong growth from new customers. We expect continued regional growth in all of our business sectors, through select price increases, customer acquisitions and delivery of improved product and service solutions.

-	In Asia Pacific, net sales increased by 1.6 % in 2009 compared to the prior year. This increase was mainly due to continuing volume improvements in developing markets such as India, and stable growth in Australia, offset by volume decreases in the remainder of the region primarily caused by lower traffic in the lodging sector. We expect favorable growth in our business, particularly in the lodging sector, as we continue to drive market share in the region by capitalizing on key account acquisitions, and expected improvements in lodging occupancy rates in 2010.

-	In North America, net sales decreased by 1.2 % in 2009 compared to the prior year, primarily due to reduced demand in the institutional distribution network and our decision to exit certain underperforming food and beverage sector accounts. We plan to stabilize and increase our market position by enhancing our value propositions and delivering innovative solutions to our customers. A more open distribution strategy is expected to generate growth opportunities in the health care, building managers/service contractors and retail sectors.

-	In Japan, net sales decreased by 10.6 % in 2009 compared to the prior year. The economic recession contributed to approximately half of this decline in sales, while choices we made to discontinue low margin businesses and underperforming accounts in both direct and indirect channels accounted for the other half. The negative conditions in the Japanese economy will continue to put pressure on our plans to stabilize and grow our market position.

•

Sales agency fee and License Agreement. In connection with the DiverseyLever acquisition in 2002, we entered into the Prior Agency Agreement with Unilever, whereby we act as an exclusive sales agent in the sale of Unilever’s consumer branded products to various institutional and industrial end-users. At the time of the DiverseyLever acquisition, we assigned an intangible value to the Prior Agency Agreement of $13.0 million.

An agency fee was paid by Unilever to us in exchange for our sales agency services. An additional fee was payable by Unilever to us in the event that conditions for full or partial termination of the Prior Agency Agreement were met. We elected, and Unilever agreed, to partially terminate the Prior Agency Agreement in several territories resulting in payment by Unilever to us of additional fees. In association with the partial terminations, we recognized sales agency fee income of $0.6 million and $0.7 million during the years ended December 31, 2009 and December 31, 2008, respectively.

In October 2007, we and Unilever entered into the Umbrella Agreement to replace the Prior Agency Agreement, which includes (i) the New Agency Agreement, with terms similar to those of the Prior Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and (ii) the License Agreement, under which Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer branded cleaning products. Many of the entities covered by the License Agreement have also entered into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

The amounts of sales agency fees and License Agreement revenues earned under these agreements are reported in the preceding tables.

Gross Profit:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2009	December 31, 2008	Amount	Percentage

Gross Profit	$1,281.9	$1,325.8	$(43.9)	-3.3%

Gross profit as a percentage of net sales:	41.2%	40.0%

Gross profit as a percentage of net sales adjusted for sales agency fee income:	40.7%	39.3%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $69.1 million reduction in gross profit in 2009.

•

Our gross profit percentage (based on net sales as reported) improved by 120 basis points in 2009 compared to the prior year. Excluding the impact of SAF income, our gross profit percentage improved 140 basis points in 2009 compared to the prior year.

•

The 140 basis point improvement is largely the result of increased prices and a favorable reduction in certain raw material costs, including phosphorous materials, caustic soda and chelates. These cost reductions were achieved mainly through various cost savings initiatives that we aggressively built in to our global sourcing activities, as we resolved to control the effects of rising raw material prices which we experienced in the first quarter of 2009. In conjunction with these initiatives, we further improved gross margins by rationalizing the number of product offerings and eliminating low margin products. In addition, we implemented internal processes to more effectively monitor customer profitability.

Operating Expenses:

	Fiscal Year Ended				Change
(dollars in millions)	December 31, 2009		December 31, 2008		Amount	Percentage
Selling, general and administrative expenses	$988.1		$1,068.9		$(80.8)	-7.6%
Research and development expenses	63.3		67.1		(3.8)	-5.6%
Restructuring expenses	32.9		57.3		(24.4)	-42.5%

	$1,084.3		$1,193.3		$(109.0)	-9.1%

As a percentage of net sales:
Selling, general and administrative expenses	31.8%		32.2%
Research and development expenses	2.0%		2.0%
Restructuring expenses	1.1%		1.7%

	34.9%		35.9%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	32.0	% *	32.6	% *
Research and development expenses	2.1%		2.0%
Restructuring expenses	1.1%		1.7%

	35.2%		36.3%

* The percentages for 2008 and 2007 are 31.0% and 31.3%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

The comparability of operating expenses between the two years is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $47.6 million reduction in operating expenses.

•

Selling, general and administrative expenses. Excluding period costs associated with the November 2005 Plan, selling, general and administrative expenses as a percentage of net sales adjusted for SAF were 31.0% for the year ended December 31, 2009 compared to 31.3% for the prior year. Excluding the impact of foreign currency, selling, general and administrative costs declined $33.8 million in 2009 compared to the prior year. This favorable decline is mainly due to cost savings under our November 2005 Plan and our aggressive expense control management in response to the current economic conditions. We achieved these savings while maintaining and improving our customer-facing capabilities.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses decreased by $1.5 million during the year ended December 31, 2009 compared to the prior year. This cost reduction is largely due to globalization of the function and investments in technology, which have improved our efficiency.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses decreased $26.1 million during the year ended December 31, 2009 compared to the prior year. This was mainly due to decreased employee severance and other expenses related to the November 2005 Plan, consisting primarily of involuntary termination costs associated with our European business segment.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan during 2009 and 2008, and since its inception in November 2005, is outlined below:

(dollars in millions)	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008	Total Project to Date December 31, 2009
Reserve balance at beginning of period	$60.1	$46.2	$—
Restructuring (net) costs charged to income	32.9	57.3	236.7
Liability adjustments	—	—	0.3	(1)
Payments of accrued costs	(44.6)	(43.4)	(188.6)

Reserve balance at end of period	$48.4	$60.1	$48.4

Period costs classified as selling, general and administrative expenses	$31.0	$42.2	$302.3
Period costs classified as cost of sales	1.8	0.6	6.2
Capital expenditures	23.8	20.8	85.6
(1) $0.4 million of this amount was reclassified from other liabilities and $0.1 million was recorded as a reduction of restructuring expense, resulting in a net liability adjustment of $0.3 million.

•

November 2005 Plan Restructuring Costs. During the years ended December 31, 2009 and December 31, 2008, we recorded $32.9 million and $57.3 million, respectively, of restructuring costs related to our November 2005 Plan. Costs for fiscal year 2009 consisted primarily of severance costs associated with our European and North American business segments and the costs for fiscal year 2008 consisted primarily of severance costs associated with our European and Japanese business segments.

•

November 2005 Plan Period Costs. Period costs of $31.0 and $42.2 million for 2009 and 2008, respectively, included in selling, general and administrative expenses and $1.8 million and $0.6 million for 2009 and 2008, respectively, included in cost of sales pertained to: (a) $19.6 million in 2009 ($20.5 million in 2008) for personnel related costs of employees and consultative resources associated with restructuring initiatives, (b) $7.1 million in 2009 ($3.2 million in 2008) for value chain and cost savings projects, and (c) $6.1 million in 2009 ($19.1 million in 2008) related to facilities, asset impairment charges and various other costs. The overall decrease in these expenses over the prior year was mainly due to a reduction in restructuring activities within our European and North American business segments as well as the Corporate Center.

•

Tax Valuation Allowances. Based on the continued tax losses in various jurisdictions, we continued to conclude that it was not more likely than not that certain deferred tax assets would be fully realized. Accordingly, we recorded a charge for an additional U.S. valuation allowance of $20.8 million and $22.7 million for continuing operations for the years ended December 31, 2009 and December 31, 2008, respectively, and we recorded a charge for additional valuation allowance for foreign subsidiaries of $8.8 million and $11.6 million for continuing operations for the years ended December 31, 2009 and December 31, 2008, respectively. We do not believe the valuation allowances recorded in fiscal years 2009 and 2008 are indicative of future cash tax expenditures.

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2009	December 31, 2008	Amount	Percentage
Interest expense	$142.5	$153.2	$(10.7)	-7.0%
Interest income	(4.6)	(7.7)	3.1	-40.7%

Net interest expense	$137.9	$145.5	$(7.6)	-5.2%

Notes redemption and other costs	48.8	—	48.8	NM

Other expense (income), net	(4.7)	5.7	(10.4)	-182.9%

•

Net interest expense decreased during the year ended December 31, 2009 compared to the same period in the prior year primarily due to lower interest rates on borrowings, offset by decreased interest income on lower average cash balances and a lower yield on investments.

•

Notes redemption and other costs pertain to certain costs that were incurred pursuant to the Transactions and are explained in Note 12 to the consolidated financial statements. They include the write-off of $24.9 million of unamortized discount on the redeemed Diversey senior subordinated notes and Holdings senior discount notes, $20.3 million for the early redemption premium on such previously outstanding debt and $3.2 million for the termination of interest rate swaps related to our terminated Term Loan B.

•	Other expense (income) improved due to gains on foreign currency positions.

Income Taxes:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2009	December 31, 2008	Amount	Percentage
Income (loss) from continuing operations, before income taxes	$15.5	$(18.6)	$34.1	-183.3%
Provision for income taxes	62.2	51.3	10.9	21.2%

Effective income tax rate	400.7%	-275.2%

•

We reported an effective income tax rate of 400.7% on the pre-tax income from continuing operations for the fiscal year ended December 31, 2009, and an effective income tax rate of -275.2% on the pre-tax loss from continuing operations for the fiscal year ended December 31, 2008. The high effective income tax rates are primarily the result of increased valuation allowances against deferred tax assets for U.S. and international tax loss and credit carryforwards, increased valuation allowances against other net deferred tax assets, and increases in tax contingency reserves.

Discontinued Operations:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2009	December 31, 2008	Amount	Percentage
Income (loss) from discontinued operations	$(2.3)	$21.7	$(24.0)	-110.5%
(Benefit) provision for income taxes	(0.3)	11.3	(11.6)	-102.7%

Income (loss) from discontinued operations, net of taxes	$(2.0)	$10.4	$(12.4)	-118.9%

The loss from discontinued operations during the year ended December 31, 2009 includes $0.7 million related to after-tax income associated with the DuBois divestiture ($10.3 million after-tax income in 2008), and $1.3 million after-tax loss related to the Polymer divestiture ($0.1 million after-tax income in 2008).

Net Income:

Our net loss decreased by $10.9 million to $48.6 million for the year ended December 31, 2009 compared to the prior year. Excluding the negative impact of foreign currency exchange of $10.7 million, our net loss decreased by $21.6 million. This increase was primarily due to an increase of $25.2 million in gross profit, a decrease of $61.2 million in operating expenses, a favorable decrease in net interest expense and increase in other income, offset by the notes redemption and other costs of $48.8 million related to the Transactions and a decrease in income from discontinued operations. As previously discussed, the increase in gross profit is due to increased prices and a favorable reduction in certain raw material costs. The reduction in operating expenses is primarily due to savings from our November 2005 Plan.

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

We believe that, in addition to operating profit, net income (loss) and cash flows from operating activities, EBITDA is a useful financial measurement for assessing liquidity as it provides management, investors, lenders and financial analysts with an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In addition, various covenants under our senior secured credit facilities are based on EBITDA, as adjusted pursuant to the provisions of those facilities.

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

Accordingly, we believe that the inclusion of EBITDA in this annual report on Form 10-K permits a more comprehensive analysis of our liquidity relative to other companies and our ability to service debt requirements. Because all companies do not calculate EBITDA identically, the presentation of EBITDA in this annual report on Form 10-K may not be comparable to similarly titled measures of other companies.

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP.

EBITDA for fiscal year 2009 was $312.2 million. EBITDA for 2008, when stated on comparable 2009 foreign exchange rates, would have been $254.4 million. Net of a negative foreign currency impact of $21.4.million, EBITDA increased by $57.8 million. This was primarily due to increased gross profit arising from favorable increased prices and a favorable reduction in certain raw material costs, and decreases in our operating expenses, all as explained in the preceding paragraphs.

Credit Agreement EBITDA:

We also present the Diversey Credit Agreement EBITDA because it is a financial measure which is used in the credit agreement for our new senior secured credit facilities. Credit Agreement EBITDA is not a recognized measure under GAAP and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net income, operating income or operating cash flow. Credit Agreement EBITDA differs from the term EBITDA as it is commonly used. Credit Agreement EBITDA is calculated in accordance with the credit agreement for our new senior secured credit facilities and is set forth below under “Liquidity and Capital Resources – Financial Covenants under our New Senior Secured Credit Facility.”

Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 28, 2007

Net Sales:

	Fiscal Year Ended		Change
(dollars in millions)	December 30, 2008	December 28, 2007	Amount	Percentage
Net product and service sales	$3,280.9	$2,949.8	$331.1	11.2%
Sales agency fee income	35.0	91.9	(56.9)	-61.9%

	$3,315.9	$3,041.7	$274.2	9.0%

•

Net product and service sales. As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies contributed $130.2 million to the increase in net product and service sales. In addition, there were three more selling days in fiscal 2008 compared to fiscal 2007.

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

With respect to the sales agency arrangements, we recorded total sales agency fee income of $35.0 million, consisting of $30.1 million under the New Agency Agreement, $4.2 million under transitional arrangements, and $0.7 million of termination fees. Except for the countries mentioned above, substantially all sales under the previous agreement for other countries converted to the License Agreement in January 2008.

Gross Profit:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2008	December 28, 2007	Amount	Percentage
Gross Profit	$1,325.8	$1,277.5	$48.3	3.8%

Gross profit as a percentage of net sales:	40.0%	42.0%

Gross profit as a percentage of net sales adjusted for sales agency fee income:	39.3%	40.2%

•	As measured against prior year’s results, the weakening of the U.S. dollar against the euro and certain other foreign currencies increased gross profit by $57.3 million in 2008.

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

Operating Expenses:

	Fiscal Year Ended				Change
(dollars in millions)	December 31, 2008		December 28, 2007		Amount	Percentage
Selling, general and administrative expenses	$1,068.9		$1,117.7		$(48.8)	-4.4%
Research and development expenses	67.1		65.5		1.6	2.3%
Restructuring expenses	57.3		27.2		30.1	110.9%

	$1,193.3		$1,210.4		$(17.1)	-1.4%

As a percentage of net sales:
Selling, general and administrative expenses	32.2	% *	36.7	% *
Research and development expenses	2.0%		2.2%
Restructuring expenses	1.7%		0.9%

	35.9%		39.8%

As a percentage of net sales adjusted for SAF:
Selling, general and administrative expenses	32.6	% *	37.9	% *
Research and development expenses	2.0%		2.2%
Restructuring expenses	1.7%		0.9%

	36.3%		41.0%

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

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan during 2008 and 2007, and since its inception in November 2005, is outlined below:

	Fiscal Year Ended		Total Project to Date
(dollars in millions)	December 31, 2008	December 28, 2007
Reserve balance at beginning of period	$46.2	$70.2	$—
Restructuring costs charged to income	57.3	27.2	203.8
Liability adjustments	—	(0.1)	0.3
Payments of accrued costs	(43.4)	(51.1)	(144.0)

Reserve balance at end of period	$60.1	$46.2	$60.1

Period costs classified as selling, general and administrative expenses	$42.2	$91.6	$271.3
Period costs classified as cost of sales	0.6	(0.6)	4.4
Capital expenditures	20.8	22.1	61.8

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

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2008	December 28, 2007	Amount	Percentage
Interest expense	$153.2	$153.1	$0.1	0.1%
Interest income	(7.7)	(10.0)	2.3	-23.5%

Net interest expense	$145.5	$143.1	$2.4	$1.7%

Other expense (income), net	5.7	(0.8)	6.5	-820.6%

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

•	Other expense/(income), net, increased compared to the prior year, primarily due to net losses from foreign currency translation and transactions.

Income Taxes:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2008	December 28, 2007	Amount	Percentage
Loss from continuing operations, before income taxes	$(18.6)	$(75.2)	$56.6	-75.2%
Provision for income taxes	51.3	64.5	(13.2)	-20.5%

Effective income tax rate	-275.2%	-85.8%

•

We reported an effective income tax rate of -275.2% on the pre-tax loss from continuing operations for the fiscal year ended December 31, 2008, and an effective income tax rate of -85.8% on the pre-tax loss from continuing operations for the fiscal year ended December 28, 2007. The high effective income tax rates for the fiscal years exceed the statutory tax rate primarily as a result of increased valuation allowances against net deferred tax assets and increases in reserves for uncertain tax positions.

Net Income:

Our net income increased by $72.3 million, to a net loss of $59.5 million in fiscal year 2008 compared to a net loss of $131.8 million in fiscal year 2007 primarily due to an increased operating profit of $65.5 million and a $13.2 million decrease in the income tax provision and a $2.5 million increase in income from discontinued operations, which was mainly due to the $6.2 million after-tax gain from the sale of DuBois. These gains were partially offset by a $6.5 million increase in other expense/ (income) driven by net losses from foreign currency translation and transactions. The increase in operating profit was primarily achieved through a $48.3 million increase in gross profit and an overall $18.1 million decrease in restructuring expenses and period costs included in selling, general and administrative expenses related to the November 2005 Plan.

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

Liquidity and Capital Resources

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2009	December 31, 2008	Amount	Percentage
Net cash provided by (used in) operating activities	$143.8	$4.8	$139.0	2898.6%
Net cash provided by (used in) investing activities	(89.2)	1.8	(91.0)	-5007.2%
Net cash provided by (used in) financing activities	81.5	(1.9)	83.4	-4372.1%
Capital expenditures (1)	(94.3)	(121.2)	26.9	-22.2%

			Change
	December 31, 2009	December 31, 2008	Amount	Percentage
Cash and cash equivalents	$249.7	$107.9	$141.8	131.4%
Working capital (2)	418.4	438.5	(20.1)	-4.6%
Total debt	1,631.2	1,470.8	160.4	10.9%
(1) Includes expenditures for capitalized computer software. (2) Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The increase in cash and cash equivalents at December 31, 2009 compared to December 31, 2008 resulted primarily from cash generated by operating activities and net proceeds from recapitalization and refinancing in connection with the Transactions on November 24, 2009. This cash generation was partially offset by capital expenditures.

•

The increase in net cash provided by operating activities during the year ended December 31, 2009 compared to the prior year was primarily due to an increase in net income and a greater decrease in working capital as compared to the prior year.

•

The increase in net cash provided by (used in) investing activities during the year ended December 31, 2009 compared to the prior year was primarily due to a decrease in proceeds from divestitures, as the Company divested the Auto-Chlor business in February 2008 and the DuBois business in September 2008. This was partially offset by lower capital expenditures in 2009 compared to the prior year. Our capital investments tend to be in dosing and feeder equipment with new and existing customer accounts, as well as ongoing expenditures in information technology and manufacturing.

•

The increase in cash provided by (used in) financing activities during the year ended December 31, 2009 compared to the prior year was due to cash generated by net proceeds from recapitalization and refinancing in connection with the Transactions on November 24, 2009.

•

Working capital decreased by $20.1 million during the year ended December 31, 2009. This resulted from a $28.8 million increase in accounts payable, offset by an approximate $8.0 million increase in accounts receivable and about a $0.7 million increase in inventories. The decrease in working capital reflects our continuing management of our cash resources, which was particularly challenging given the global economic environment. In response to the ongoing economic pressures, we will continue to aggressively manage our collection programs and expect to benefit from the implementation of inventory rationalization projects.

Debt and Contractual Obligations

In connection with the Transactions, we refinanced our debt and entered into new debt agreements. Diversey repurchased its previously outstanding senior subordinated notes, we redeemed our previously outstanding senior discount notes and Diversey repaid all of its outstanding obligations under our previous senior secured credit facilities. We and Diversey entered into the following new debt agreements:

New Holdings Senior Notes. In connection with the Transactions, on November 24, 2009, Holdings issued $250.0 million initial aggregate principal amount of its 10.50% senior notes due 2020 (“Holdings Senior Notes”) in a private transaction exempt from the registration requirements of the Securities Act. The Holdings Senior Notes bear interest at a rate of 10.50% per annum, compounded semi-annually on each May 15 and November 15. Under the terms of the indenture governing the Holdings Senior Notes, prior to November 15, 2014, Holdings may elect to pay interest on the Holdings Senior Notes in cash or by increasing the principal amount of the Holdings Senior Notes. Thereafter, cash interest will be payable on the Holdings Senior Notes on May 15 and November 15 of each year, commencing on May 15, 2015; provided that cash interest will be payable only to the extent of funds actually available for distribution by the Company to Holdings under applicable law and under any agreement governing the Company’s indebtedness. The Holdings Senior Notes will mature on May 15, 2020. The Holdings Senior Notes are not guaranteed by the Company or any of its subsidiaries. The indenture governing the Holdings Senior Notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

Diversey and all of its subsidiaries that are restricted subsidiaries under the indenture governing Diversey’s new senior notes are restricted subsidiaries of Holdings under the indenture governing the new Holdings senior notes. The indenture governing the new Holdings senior notes generally contains the same covenants as contained in the indenture governing the notes, and none of the covenants in the indenture governing the new Holdings senior notes are more restrictive with respect to Diversey or any of Diversey’s restricted subsidiaries than the covenants in the indenture governing Diversey’s new senior notes. The new Holdings senior notes are direct obligations of Holdings. Neither Diversey nor any of its subsidiaries guarantee the new Holdings senior notes or have any other obligation to make funds available for payment on the new Holdings senior notes.

In connection with the issuance and sale of the new Holdings Senior Notes, Holdings entered into an exchange and registration rights agreement, dated as of November 24, 2009, with the purchasers party thereto, pursuant to which Holdings agreed to either offer to exchange the Holdings Senior Notes for substantially similar notes that are registered under the Securities Act or, in certain circumstances, register the resale of the Holdings Senior Notes.

Diversey New Senior Secured Credit Facility. Diversey, its Canadian subsidiary and one of its European subsidiaries, each as a borrower, entered into a new credit agreement, whereby the lenders provided an aggregate principal amount of up to $1.25 billion available in U.S. dollars, euros, Canadian dollars and British pounds.

The new facility (“New Senior Secured Credit Facility”) consists of (a) a revolving loan facility in an aggregate principal amount not to exceed $250.0 million, including a letter of credit sub-limit of $50.0 million and a swingline loan sub-limit of $30.0 million, that matures on November 24, 2014, and (b) term loan facilities in US dollars, euros and Canadian dollars maturing on November 24, 2015 (“New Term Loans”). The New Senior Secured Credit Facility also provides for an increase in the revolving credit facility of up to $50.0 million under specified circumstances.

The net proceeds of the New Term Loans, after deducting the original issue discount of $15.0 million, but before offering expenses and other debt issuance costs, were approximately $985.0 million. The New Term Loans will mature on November 24, 2015 and will amortize in quarterly installments of 1.0% per annum with the balance due at maturity.

At Diversey’s option, loans under Diversey’s new senior secured credit facilities bear interest at a rate equal to, (1) in the case of U.S. dollar-denominated loans, the Applicable Margin (as described below) plus the Base Rate (as defined in the credit agreement for Diversey’s new senior secured credit facilities), or the Applicable Margin plus the London interbank offered rate (defined in the credit agreement for Diversey’s new senior secured credit facilities as the “LIBO Rate”), (2) in the case of Canadian dollar-denominated loans, the Applicable Margin plus the BA Rate (as defined in the credit agreement for our new senior secured credit facilities), and (3) in the case of euro- or British pound-denominated loans, the Applicable Margin plus the current LIBO Rate or European interbank offered rate (defined in the credit agreement for Diversey’s new senior secured credit facilities as the “EURIBO Rate”) for euro or British pounds, as the case may be.

The “Applicable Margin” is initially equal to (i) with respect to revolving credit loans maintained as Base Rate loans, a rate equal to 2.50% per annum, (ii) with respect to (A) revolving credit loans maintained as LIBO Rate loans, (B) revolving credit loans maintained as EURIBO Rate loans and (C) revolving credit loans maintained as BA Rate loans, a rate equal to 3.50% per annum and (iii) with respect to the term facilities, as of any date of determination, a per annum rate equal to the rate set forth below opposite the then applicable leverage ratio:

LEVERAGE RATIO	BASE RATE LOANS	LIBO RATE LOANS	EURIBO RATE LOANS	BA RATE LOANS
Greater than 2.75 to 1	2.50%	3.50%	4.25%	3.50%
Less than or equal to 2.75 to 1	2.25%	3.25%	4.00%	3.25%

Interest for Base Rate loans is payable quarterly in arrears. Interest for LIBO Rate, BA Rate and EURIBO Rate loans is payable in arrears in the applicable currency for interest periods of one, two, three or six months at the end of the relevant interest period, subject to certain exceptions, but at least quarterly. The Base Rate is the highest of (1) Citibank’s base rate, (2) the three-month certificate of deposit rate plus 0.50%, (3) the federal funds effective rate plus 0.50% and (4) the sum of the one-month LIBO Rate and the difference between the Applicable Margin for LIBO Rate loans and the Applicable Margin for Base Rate loans. Interest payable in respect of the term facilities, excluding the Applicable Margin, includes minimum floors of: (i) 3.00% in respect of loans maintained as Base Rate loans, (ii) 2.00% in respect of loans maintained as LIBO Rate loans or BA Rate loans and (iii) 2.25% in respect of loans maintained as EURIBO Rate loans. A default rate applies on all loans in the event of payment- or insolvency-related defaults at a rate per annum of 2.0% above the applicable interest rate.

Diversey must pay a per annum fee equal to the Applicable Margin with respect to the LIBO Rate under the revolving facility on the aggregate face amount of outstanding letters of credit. In addition, Diversey must pay an issuance fee of 0.25% per annum on the aggregate face amount of outstanding letters of credit as well as other customary administration fees. Diversey must also pay a commitment fee on the unused portion of the revolving facility. The rate used to calculate the commitment fee is 0.75% per annum with reductions to 0.625% if our leverage ratio is below 3.0 to 1.0 and to 0.5% if our leverage ratio is equal to or below 2.5 to 1.0.

All obligations under the New Senior Secured Credit Facility are secured by substantially all the assets of Holdings, the Diversey and each subsidiary of Diversey (but limited to the extent necessary to avoid materially adverse tax consequences to Diversey and its subsidiaries, taken as a whole, and by restrictions imposed by applicable law).

The agreements and instruments governing the Diversey New Senior Secured Credit Facility contain restrictions and limitations that could significantly impact our ability to operate our business. These restrictions and limitations relate to:

•	adherence to specified financial ratios and financial tests;

•	Diversey’s capital expenditures limit;

•	Diversey’s ability to declare dividends and make other distributions;

•	Diversey’s ability issue, to redeem and repurchase capital stock;

•	Diversey’s ability to engage in intercompany and affiliate transactions;

•	Diversey’s ability to incur additional liens;

•	Diversey’s ability to engage in consolidations and mergers;

•	Diversey’s ability to make voluntary payments and modify existing indebtedness;

•	Diversey’s ability to engage in the purchase and sale of assets (including sale-leaseback transactions); and

•	Diversey’s ability to incur additional debt and make investments.

Diversey New Senior Notes. Diversey issued $400.0 million aggregate principal amount of 8.25% senior notes due 2019 (“New Senior Notes”). The net proceeds of the offering, after deducting the original issue discount of $3.3 million, but before estimated offering expenses and other debt issuance costs, were approximately $396.7 million.

Diversey will pay interest on Diversey’s New Senior Notes on May 15 and November 15 of each year, beginning on May 15, 2010. They will mature on November 15, 2019.

The Diversey New Senior Notes are unsecured and are effectively subordinated to the New Senior Secured Credit Facility to the extent of the value of Diversey assets and the assets of Diversey subsidiaries that secure such indebtedness.

The indenture governing the Diversey New Senior Notes contains restrictions and limitations that could also significantly impact the ability of Diversey and its restricted subsidiaries to conduct certain aspects of the business. These restrictions and limitations relate to:

•	incurring additional indebtedness;

•	paying dividends, redeeming stock or making other distributions;

•	making investments;

•	creating liens on assets and

•	disposing of assets.

As of December 31, 2009, we had total indebtedness of approximately $1.659 billion, consisting of $250.0 million of New Holdings Senior Notes, $400 million of Diversey’s New Senior Notes, $981.1 million of borrowings under the New Senior Secured Credit Facility and $27.7 million in other short-term credit lines. In addition, we had $178.1 million in operating lease commitments, $2.3 million in capital lease commitments and $4.8 million committed under letters of credit as of December 31, 2009.

In connection with the issuance and sale of the New Senior Notes, Diversey entered into an exchange and registration rights agreement, dated as of November 24, 2009, pursuant to which Diversey agreed to either offer to exchange the New Senior Notes for substantially similar notes that are registered under the Securities Act or, in certain circumstances, register the resale of the New Senior Notes.

Restricted Cash. In December 2009 and December 2008, we transferred $27.4 million and $49.5 million, respectively, to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Plan. At December 31, 2009, we carried the balance of $39.7 million related to these accounts as restricted cash in our consolidated balance sheet.

As of December 31, 2009, our contractual obligations were as follows:

		Payments Due by Period:
Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and Thereafter
	(dollars in millions)
Long-term debt obligations:
New Term Loan Facilities	$981.1	$9.8	$19.6	$19.6	$932.1
New Senior Notes (1)	729.2	32.2	66.0	66.0	565.0
New Holdings Senior Notes (2)	656.2	—	—	—	656.2
Operating leases	178.1	54.9	62.2	29.1	31.9
Capital leases	2.3	1.0	1.2	0.1	—
Purchase commitments (3)	14.7	6.5	7.1	1.1	—

Total contractual obligations	$2,561.6	$104.4	$156.1	$115.9	$2,185.2

(1)	Includes scheduled annual interest payments at a rate of 8.25%, aggregating to $329.2 million
(2)	Includes scheduled annual interest payments at a rate of 10.5% and assuming interest accreted to the principal until November 14, 2014.
(3)	Represents maximum pentalties that would be contractually binding if we do not meet any portion of our volume commitments, primarily for the purchase of floor care related polymers.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and

•	our capital expenditure requirements, which consist primarily of purchases of equipment.

We intend to fund our principal liquidity and capital resource requirements through existing cash and cash equivalents, cash provided by operations, and available borrowings under our New Senior Secured Credit Facility, available borrowings and proceeds from our receivables securitization facility.

We believe that cash flows from continuing operations, together with available cash, borrowings available under our New Senior Secured Credit Facility, and the proceeds from our receivables securitization facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. Please refer to “Forward-Looking Statements” and “Item 1A. Risk Factors” in this annual report on Form 10-K for certain risks associated with our substantial indebtedness and our restructuring programs.

We have obligations related to our pension and post-retirement plans that are discussed in detail in Notes 17 and 18 to our consolidated financial statements included in this anuual report on Form 10-K. As of the most recent actuarial estimate, we anticipate making $24.7 million of contributions to our defined benefit pension plans in fiscal year 2010. Post-retirement medical claims are paid as they are submitted and are anticipated to be $5.2 million in fiscal year 2010.

Off-Balance Sheet Arrangements. We account for our accounts receivable securitization arrangements as a sale under the provisions of FASB ASC Topic 860, Transfers and Servicing that was effective in 2009. With the adoption of a new standard made effective by the FASB in 2010, we expect to restore the securitized accounts receivable in our balance sheet and recognize short-term borrowings.

Diversey and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby Diversey and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), Diversey’s wholly owned, consolidated, special purpose, bankruptcy-remote subsidiary. JWPRC was formed for the sole purpose of buying and selling receivables generated by Diversey and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve.

As of December 31, 2009, and December 31, 2008, our total potential for securitization of trade receivables under the Receivables Facility was $50.0 million and $75.0 million, respectively. In December 2008, the Receivables Facility was amended and restated to include our Canadian subsidiary and to extend the maturity of the agreement to December 2009. In July 2009, the Receivables Facility was amended to allow for the repurchase of receivables relating to our subsidiary in the United Kingdom and extend the maturity of the facility through July 14, 2010. This amendment reduced the total potential for securitization under the Receivables Facility from $75.0 million to $50.0 million. In December 2009, the Receivables Facility was amended to extend the maturity of the facility to December 19, 2011.

As of December 31, 2009 and December 31, 2008, the Conduits held $0 million and $43.7 million, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in our consolidated balance sheets.

As of December 31, 2009 and December 31, 2008, we had a retained interest of $60.1 million and $74.7 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the year ended December 31, 2009, JWPRC’s cost of borrowing under the Receivables Facility was at a weighted average rate of 3.22% per annum.

On September 8, 2009, certain of Diversey’s subsidiaries entered into agreements (the “European Receivables Facility”) and, together with the Receivables Facility, the “Receivables Facilities” to sell, on a continuous basis, certain trade receivables originated in the United Kingdom, France and Spain to JDER Limited (“JDER”), Diversey’s wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary. JDER was formed for the sole purpose of buying and selling receivables originated by indirect subsidiaries subject to the European Receivables Facility. JDER sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “European Conduit”) for an amount equal to the value of the eligible receivables less the applicable reserve. The total amount available for securitization of trade receivables under the European Receivables Facility is €50.0 million. The maturity date of the European Receivables Facility is September 8, 2012.

As of December 31, 2009, the European Conduit held $18.7 million of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

As of December 31, 2009, we had a retained interest of $110.4 million in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

For the year ended December 31, 2009, JDER’s cost of borrowing under the European Receivables Facility was at a weighted average rate of 2.64% per annum.

The net amount of trade receivables at any time outstanding under these and any other securitization facility that we may enter into may not exceed $200.0 million in the aggregate in accordance with restrictions under the credit agreement for our senior secured credit facilities.

Measurement of income tax reserve position impacting liquidity. During the fiscal year ended December 31, 2009, we increased income tax reserve liabilities by $4.8 million, resulting in total income tax reserve liabilities of $36.5 million. Total income tax reserve liabilities for which payments are expected in less than one year are $9.1 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current income tax reserve liabilities.

Financial Covenants under the Diversey New Senior Secured Credit Facility

Under the terms of the credit agreement for the Diversey New Senior Secured Credit Facility, Diversey is subject to certain financial covenants. The financial covenants under the New Senior Secured Credit Facility require Diversey to meet the following targets and ratios.

Maximum Leverage Ratio. Diversey is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the credit agreement for Diversey’s New Senior Secured Credit Facility for that financial covenant period. The maximum leverage ratio is the ratio of (1) Diversey’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under Diversey’s Receivables Facilities less cash and cash equivalents as of the last day of the financial covenant period to (2) Diversey’s consolidated EBITDA (“Credit Agreement EBITDA”) as defined in the credit agreement for New Senior Secured Credit Facility for the same financial covenant period.

The maximum leverage ratio Diversey is required to maintain for each period is set forth below:

Period Ending	Maximum Leverage Ratio
December 31, 2009	4.75 to 1
March 31, 2010	4.75 to 1
June 30, 2010	4.75 to 1
September 30, 2010	4.75 to 1
December 31, 2010	4.75 to 1
March 31, 2011	4.75 to 1
June 30, 2011	4.75 to 1
September 30, 2011	4.50 to 1
December 31, 2011	4.50 to 1
March 31, 2012	4.50 to 1
June 30, 2012	4.50 to 1
September 30, 2012	4.00 to 1
December 31, 2012	4.00 to 1
March 31, 2013	4.00 to 1
June 30, 2013	4.00 to 1
September 30, 2013	3.75 to 1
December 31, 2013	3.75 to 1
March 31, 2014	3.75 to 1
June 30, 2014	3.75 to 1
September 30, 2014 and thereafter	3.50 to 1

Minimum Interest Coverage Ratio. Diversey is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the credit agreement for Diversey’s New Senior Secured Credit Facility for that financial covenant period. The minimum interest coverage ratio is the ratio of (1) Diversey’s consolidated Credit Agreement EBITDA for a financial covenant period to (2) Diversey’s cash interest expense for that same financial covenant period calculated in accordance with the New Senior Secured Secured Facility.

The minimum interest coverage ratio Diversey is required to maintain for each period is set forth below:

Period Ending	Minimum Interest Coverage Ratio
March 31, 2010	2.75 to 1
June 30, 2010	2.75 to 1
September 30, 2010	2.75 to 1
December 31, 2010	2.75 to 1
March 31, 2011	2.75 to 1
June 30, 2011	2.75 to 1
September 30, 2011	3.00 to 1
December 31, 2011	3.00 to 1
March 31, 2012	3.00 to 1
June 30, 2012	3.00 to 1
September 30, 2012 and thereafter	3.25 to 1

Diversey Credit Agreement EBITDA. For the purpose of calculating compliance with these ratios, the credit agreement for Diversey’s New Senior Secured Credit Facility requires Diversey to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$312.2
Restructuring related costs	59.6
Acquisition and divestiture adjustment	2.2
Non-cash and other items, net	12.2
Compensation adjustment	17.0

Credit Agreement EBITDA	$403.2

We present the Diversey Credit Agreement EBITDA because it is a financial measure that is used in the calculation of compliance with our financial covenants under the credit agreement for our New Senior Secured Credit Facility. Credit Agreement EBITDA is not a measure under U.S, GAAP and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with U.S. GAAP, such as net income, operating income or operating cash flow.

Borrowings under Diversey’s New Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under the New Senior Secured Credit Facility depends upon, among other things, compliance with certain representations, warranties and covenants under the credit agreement for the New Senior Secured Credit Facility. The financial covenants in the New Senior Secured Credit Facility include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods.

Failure to comply with these financial ratio covenants would result in a default under the credit agreement for the New Senior Secured Credit Facility and, absent a waiver or amendment from Diversey’s lenders, would permit the acceleration of all of Diversey’s outstanding borrowings under the New Senior Secured Credit Facility.

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For Diversey’s financial covenant period ended on December 31, 2009, Diversey was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the credit agreement for the New Senior Secured Credit Facility.

Capital Expenditures. Capital expenditures are limited under the New Senior Secured Credit Facility (with certain exceptions) to $150.0 million per fiscal year. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 31, 2009, we were in compliance with the limitation on capital expenditures for fiscal year 2009.

The credit agreement for the New Senior Secured Credit Facility contains additional covenants that restrict Diversey’s ability to declare dividends and to redeem and repurchase capital stock. The credit agreement for the New Senior Secured Credit Facility also limits Diversey’s ability to incur additional liens, engage in sale-leaseback transactions, incur additional indebtedness and make investments, among other restrictions.

Related Party Transactions

Until 1999, Diversey was part of SCJ. In connection with Diversey’s spin-off from SCJ in November 1999, Diversey entered into a number of agreements relating to the separation and Diversey’s ongoing relationship with SCJ after the spin-off. A number of these agreements relate to Diversey’s ordinary course of business, while others pertain to Diversey’s historical relationship with SCJ and Diversey’s former status as a wholly owned subsidiary of SCJ.

For further discussion of related party transactions, see Note 23 to our consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence,” included elsewhere in this Form 10-K.

Acquisitions

In June 2008, Diversey purchased certain intangible assets relating to a cleaning technology for an aggregate purchase price of $8.0 million. The purchase price includes a $1.0 million non-refundable deposit made in July 2007; $5.0 million paid at closing; and $2.0 million of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of trademarks, patents, technological know-how, customer relationships and a non-compete agreement. Diversey paid the sellers $1.0 million in both September 2008 and December 2008 having met certain contingent requirements.

In conjunction with the acquisition, Diversey and the sellers entered into a consulting agreement, under which Diversey is required to pay to the sellers $1.0 million in fiscal 2009 and $1.0 million in fiscal 2010, subject to certain conditions. We paid the sellers $1.0 in fiscal 2009 as the sellers met those contingent considerations.

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

At December 31, 2009, Diversey’s completed allocation of the purchase price is as follows (in millions):

	Fair Value	Useful Life
Trademarks	$0.5	Indefinite
Patents	0.1	18 years
Technological know-how	11.8	20 years
Customer relationships	0.4	10 years
Non-compete	0.6	10 years

Divestitures

Auto-Chlor Master Franchise and Branch Operations

In December 2007, in conjunction with its November 2005 Plan, Diversey executed a sales agreement for its Auto-Chlor Master Franchise and substantially all of its remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to food service, lodging, healthcare, and institutional customers, for $69.8 million.

The sales agreement was subject to the approval of our Board of Directors and Unilever consent, both of which we considered necessary in order to meet “held for sale” criteria under ASC Topic 360, Property, Plant and Equipment. Accordingly, these assets were classified as “held and used” as of December 28, 2007. We obtained approval from our Board of Directors and consent from Unilever in January 2008.

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1.3 million after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. In fiscal year 2009, the Company recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $0.2 million. The gain is subject to additional post-closing adjustments including potential pension-related settlement changes.

As of the divestiture date, net assets were as follows (in millions):

Inventories	$8.3
Property, plant and equipment, net	11.4
Goodwill, allocated	12.8
Other intangibles, net	32.5

Net assets divested	$65.0

Net sales associated with these businesses were approximately $9.9 million and $63.0 million for the fiscal years ended December 31, 2008 and December 28, 2007, respectively.

Auto-Chlor Branch Operations

In August 2007, in conjunction with its November 2005 Plan, Diversey divested certain of its Auto-Chlor branch operations in the eastern United States for $2.5 million, resulting in a gain of $0.5 million after taxes and related costs. The gain is included within selling, general and administrative expenses in the accompanying consolidated statements of operations. Net sales associated with this business were approximately $3.4 million for the fiscal year ended December 28, 2007.

Discontinued Operations

DuBois

On September 26, 2008, Diversey and Diversey Canada, Inc., a wholly-owned subsidiary of DI, sold substantially all of the assets of DuBois to The Riverside Company (“Riverside”), for approximately $69.7 million, of which, $5.0 million was escrowed subject to meeting certain fiscal year 2009 performance measures and $1.0 million was escrowed subject to resolution of certain environmental representations by us. The purchase price is also subject to certain post-closing adjustments that are based on net working capital targets. Diversey and Riverside expect to finalize the performance related adjustments during the second quarter of 2010. The $1.0 million environmental escrow was released in 2009.

DuBois is a North American based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of our Company and a component of the North American business segment. The sale resulted in a gain of approximately $14.8 million ($6.2 million after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. During the fiscal year ended December 31, 2009, Diversey reduced the gain by approximately $0.9 million ($0.6 million after tax) as a result of additional one-time costs, pension-related settlement charges, partially offset by proceeds from the environmental escrow. The gain is subject to additional post-closing adjustments including additional potential pension-related settlement charges

The following summarizes the carrying amount of assets and liabilities of DuBois immediately preceding the divestiture (in millions):

ASSETS
Current assets:
Accounts receivable, less allowance of $0.1 million	$13.3
Inventories	7.2
Other current assets	0.1

Current assets	$20.6

Non current assets:
Property, plant and equipment, net	$11.0
Goodwill	9.8
Other intangibles, net	9.9

Non current assets	$30.7

LIABILITIES
Current liabilities:
Accounts payable	$2.5
Accrued expenses	2.7

Current liabilities	$5.2

Net sales from discontinued operations relating to DuBois were as follows (in millions):

	Fiscal Year Ended
	December 31, 2008	December 28, 2007
Net sales [1]	$72.1	$121.7

1	Includes intercompany sales of $7.2 million and $33.4 million for the fiscal years ended December 31, 2008 and December 28, 2007, respectively.

Income from discontinued operations relating to DuBois was comprised of the following (in millions):

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Income from discontinued operations before taxes and gain from sale	$—	$6.6	$10.9
Taxes on discontinued operations	—	(2.5)	(4.2)
Gain on sale of discontinued operations before taxes	(0.9)	14.8	—
Taxes on gain from sale of discontinued operations	0.2	(8.5)	—

Income from discontinued operations	$(0.7)	$10.4	$6.7

The asset purchase agreement relating to the DuBois disposition refers to ancillary agreements governing certain relationships between the parties, including a distribution agreement and supply agreement, each of which is not considered material to our consolidated financial results.

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“Johnson Polymer”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of DI, completed the sale of substantially all of the assets of the Polymer Business to BASF for approximately $470.0 million plus an additional $8.1 million in connection with the parties' estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid us $1.5 million for the option to extend the tolling agreement (described below) by up to six months. In December 2006, we finalized purchase price adjustments with BASF related to the net asset value and we received an additional $4.1 million.

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

During the fiscal year ended December 28, 2007, we finalized and paid certain pension-related adjustments: adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1.7 million ($0.3 million after-tax gain). We recorded additional closing costs, reducing the gain by $0.2 million ($0.2 million after-tax loss), during the fiscal year ended December 31, 2008. During the fiscal year ended December 31, 2009, the Company paid certain pension-related adjustments and recorded additional closing costs, reducing the gain by $0.2 million ($0.2 million after-tax loss).

The asset and equity purchase agreement relating to the disposition of the Polymer Business refers to ancillary agreements governing certain relationships between the parties, including a supply agreement and tolling agreement, each of which is not considered material to our consolidated financial results.

Supply Agreement

A ten-year global agreement provides for the supply of polymer products to us by BASF. Unless either party provides notice of its intent not to renew at least three years prior to the expiration of the ten-year term, the term of the agreement will extend for an additional five years. The agreement requires that Diversey purchase a specified percentage of related products from BASF during the term of agreement. Subject to certain adjustments, Diversey has a minimum volume commitment during each of the first five years of the agreement.

Tolling Agreement

A three-year agreement provides for the toll manufacture of polymer products by Diversey, at its manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement has been extended by nine months to March 2010. The agreement specifies product pricing and provides BASF the right to purchase certain equipment retained by DI.

In association with the tolling agreement, Diversey agreed to pay $11.4 million in compensation to SCJ, a related party, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location. We are amortizing $9.2 million of the payment into the results of the tolling operation over the term of the tolling agreement, with the remainder recorded as a reduction of the gain on discontinued operations.

We considered our continuing involvement with the Polymer Business, including the supply agreement and tolling agreement, concluding that neither the related cash inflows nor cash outflows were direct, due to the relative insignificance of the continuing operations to the disposed business.

Income from discontinued operations relating to the Polymer Business was comprised of the following (in millions):

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Income from discontinued operations before taxes and gain from sale	$—	$—	$—
Taxes on income from discontinued operations	—	—	—
Gain (loss) on sale of discontinued operations before taxes	(0.2)	(0.2)	(1.7)
Taxes on gain (loss) from sale of discontinued operations	(0.0)	(0.0)	2.0
Income from tolling operations	(1.1)	0.5	1.9
Taxes on income from tolling operations	0.0	(0.2)	(0.7)

Income from discontinued operations	$(1.3)	$0.1	$1.5

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Debt Risk

We have a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of approximately $1.659 billion, consisting of $400 million of Diversey New Senior Notes, $981.1 million of borrowings under the credit agreement for the New Senior Secured Credit Facility, $250.0 million of Holdings Senior Notes and $27.7 million in other short-term credit lines. In addition, we had $178.1 million in operating lease commitments, $2.3 million in capital lease commitments and $4.8 million committed under letters of credit as of December 31, 2009.

Interest Rate Risk

As of December 31, 2009, we had approximately $981.1 million of debt outstanding under the credit agreement for the New Senior Secured Credit Facility based on LIBOR, EURIBO or the BA rate. To the extent LIBOR, EURIBO or the BA rate exceed the floor rates set forth in the credit agreement for the New Senior Secured Credit Facility, this debt will be subject to variable interest rate risk. Accordingly, our earnings and cash flows could be affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of an increase in LIBOR within a reasonable range. In the event of an adverse change in LIBOR EURIBO or the BA rate, however, management may take actions to attempt to mitigate our exposure to interest rate risk. Because it is difficult to predict what alternatives may be available to management in such an environment or their possible effects, this analysis does not consider any such actions. Further, this analysis does not consider the effects that such an environment could have on the financial or credit markets or economic activity in general.

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

Customer Credit Risk

Customer credit risk is the possibility of loss from customers’ failure to make payments according to contract terms. Given the ongoing credit crisis and volatility of the financial markets, we are monitoring credit risk. Through December 31, 2009, we have not experienced an increased level of bad debt relative to our historical bad debt experience, and we believe that we are fully reserved for this financial risk as of December 31, 2009. As a result of the global economic slowdown and the continued tightening of credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets or the continued global recession may cause our customers to increase the time they take to pay or default on their payment obligations, which would negatively affect our results. Continued weakness in the economy could cause some of our customers to become illiquid, delay payments or adversely affect our collection on their accounts, which could result in a higher level of bad debt expense. We have an active collections program in place to help mitigate this potential market risk to the fullest extent possible.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal years 2009 and 2008 and through the date of this annual report, there were no disagreements with Ernst & Young LLP, our independent registered public accounting firm, on accounting principles or practices, financial statement disclosures, audit scope or audit procedures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Diversey Holdings’ Disclosure Controls and Internal Control over Financial Reporting. As of December 31, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Disclosure Controls and Procedures. As of the end of the period covered by this annual report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management team is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management team, with the participation of our CEO and CFO, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management team has concluded that, as of the end of December 31, 2009, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2009. Its report appears in the consolidated financial statements included in this annual report of Form 10-K on page F-3.

Limitations on the Effectiveness of Controls. Our management team, including the CEO and CFO, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Holdings or Diversey have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers, their ages as of March 5, 2010, and their positions and offices:

Name	Age	Position
S. Curtis Johnson III	54	Director and Chairman
Edward F. Lonergan	50	Director, President and Chief Executive Officer
Norman Clubb	55	Executive Vice President and Chief Financial Officer
Scott D. Russell	48	Senior Vice President, General Counsel and Secretary
James G. Berges	62	Director
Todd C. Brown	60	Director
Robert M. Howe	65	Director
George Jaquette	35	Director
Helen P. Johnson-Leipold	53	Director
Philip W. Knisely	55	Director
Richard C. Levin	62	Director
Clifton D. Louis	55	Director
Rick Schnall	40	Director

S. Curtis Johnson III has served as Chairman since November 2001. He also has served as Chairman of Diversey since February 1996 and Chairman of CMH since November 1999. From 1983 through 1996, Mr. Johnson held various positions with SCJ, most recently serving as Vice President – Global Business Development from October 1994 to February 1996. He has held several other executive offices at SCJ, including Vice President and Managing Director of Mexican Johnson, Director – Worldwide Business Development and general partner of Wind Point Partners, L.P., a venture capital partnership which he co-founded and in which SCJ was a major limited partner. Mr. Johnson holds a Bachelor of Arts degree in Economics from Cornell University and a Master of Business Administration in Marketing/Finance from Northwestern University. Mr. Johnson also serves as a director of Cargill, Incorporated, an international provider of food and agricultural products, and the World Wildlife Fund, a privately financed conservation organization. He is a descendant of Samuel Curtis Johnson, the brother of Helen Johnson-Leipold and cousin of Clifton Louis, both directors of our company.

Edward F. Lonergan has served as a member of our Board of Directors and President and Chief Executive Officer since February 13, 2006. Mr. Lonergan has also served as director and President and Chief Executive Officer of Diversey since February 13, 2006. Prior to joining us, Mr. Lonergan had over 25 years of experience in the consumer products industry, most recently serving as President of the European region for The Gillette Company from May 2002 until January 2006. He was employed from 1981 to April 2002 by The Procter & Gamble Company, where he held a variety of responsibilities including most recently Customer General Management assignments in Europe and the United States. Mr. Lonergan graduated from Union College of New York in 1981 with a Bachelor of Arts degree in Political Science.

Norman Clubb has served as Executive Vice President and Chief Financial Officer since January 2010. Prior to that he was a member of our Board of Directors from February 2007 – November 2009. Before joining us, Mr. Clubb was appointed President and Chief Operating Officer for Unilever Foodsolutions in November 2004 and led the company’s North American operations. In September 2007, he assumed leadership of the new American region, which includes both North and South America. Previously he served as Senior Vice President Finance and Information for Unilever’s Foods Division from 2000 – 2004; Senior Vice President Finance for Central Asia and Middle East Business Group from 1999 – 2000; and SVP Finance and Supply Chain for the DiverseyLever Business Group from 1996 – 1999.

Scott D. Russell has served as Senior Vice President, General Counsel and Corporate Secretary since January 2007. Mr. Russell has also served as Senior Vice President, General Counsel and Corporate Secretary of Diversey since January 2007. He was our Senior Counsel from May 2006 through December 2006. From May 1993 until October 2005, Mr. Russell was at RR Donnelley, a global full-service provider of print and related services, including business process outsourcing, most recently as Vice President, Deputy General Counsel and Assistant Secretary. From October 1988 to May 1993 he was an associate in the corporate practice group of Skadden, Arps, Slate, Meagher & Flom. Mr. Russell holds a Bachelor of Arts degree in Economics and Political Science from Alma College and a Juris Doctor degree from the University of Detroit School of Law.

James G. Berges has served as a director since November 2009. He joined Clayton Dubilier & Rice in 2006. Previously, he served as vice chairman and president at Emerson Electric Co., where he led corporate growth and development activities and was responsible for the company’s motors and appliance components, industrial automation, and network power businesses. Previously, he worked at General Electric Company. Mr. Berges is the chairman at Sally Beauty and HD Supply and serves on the board of PPG Industries, Inc. He is a past chairman of the National Association of Manufacturers and also received a presidential appointment to the Advisory Committee for Trade Policy and Negotiations in March 2005. He holds a B.S. in electrical engineering from the University of Notre Dame.

Todd C. Brown, except for the November 2009 – February 2010 period, has served as a director since May 2002. Mr. Brown was a director of CMH from April 2001- May 2003 and of Diversey since April 2001. Since August 2003, Mr. Brown has served as Vice Chairman of ShoreBank Corporation and Chairman of the board of directors for ShoreBank’s banking operations in Chicago, Detroit, and Cleveland. From 1985 through June 2003, Mr. Brown served in various positions at Kraft Foods, Inc., most recently as Executive Vice President and President of its e-Commerce Division from January 2001 until June 2003 and President of Kraft Foodservices Division from April 1998 until December 2000.

Robert M. Howe, except for the November 2009 – February 2010 period, has served as a director since May 2002. He was a director of CMH from November 1999 – May 2003 and of Diversey since September 1997. Since November 2002, Mr. Howe has been the Chairman of Montgomery Goodwin Investments, LLC, a private investment and consulting firm. From April 2000 to September 2002, Mr. Howe was the Chairman of Scient, Inc., a provider of integrated e-Business strategy and technology services, and previously served as its Chief Executive Officer. Prior to that, Mr. Howe was with International Business Machines Corporation, last serving as General Manager of its global banking, financial and securities services business. He has been a director of Symphony Services, an information technology consulting firm, since July 2004.

George Jaquette has served as a director since November 2009. He has been with Clayton Dubilier & Rice for ten years and is principally engaged in sourcing and evaluating investment opportunities. He has been involved in a broad range of transactions and most recently was instrumental in the Firm’s investment in, and subsequent sale of VWR, where he also served as a director. Previously, he worked in the principal investment area and investment banking division of Goldman, Sachs & Co. He also worked at K Capital Management, a multi-strategy investment firm. Mr. Jaquette earned a B.S. from Bucknell University and an M.B.A. from Harvard Business School.

Helen P. Johnson-Leipold has served as a director since May 2002. Ms. Johnson-Leipold was a director of Holdco from November 1999 – May 2003, and again since July 2009; and of Diversey since December 1999. Since 1999, Ms. Johnson-Leipold has been the Chairman and Chief Executive Officer of Johnson Outdoors Inc., a manufacturer and marketer of outdoor recreational equipment. In addition, since July 2004, she has been Chairman of Johnson Financial Group, a global financial services company. From 1995 through 1999, she was with SCJ in various executive positions, last serving as Vice President—North America Consumer Cleaning Products. Ms. Johnson-Leipold is a descendant of Samuel Curtis Johnson, the sister of S. Curtis Johnson III, our Chairman, and cousin of Clifton Louis, another director of our company.

Philip W. Knisely joined the Board of Directors in February 2010. He retired from Danaher Corporation in 2010 where he served for 10 years as Executive Vice President and Corporate Officer. He was a member of the Office of the Chief Executive managing the performance, corporate strategy, and organization evolution of the corporation. Danaher Corporation (NYSE:DHR) is a leading $12B manufacturer of medical equipment, environmental and professional Instrumentation. Mr. Knisely continues in a consulting capacity for Danaher. Prior to joining Danaher, he was Co-Founder, President and CEO of Colfax Corporation, where he managed portfolio companies totaling $900 million in revenue with $200 million in equity capital investments (NYSE:CFX). He served as President of AMF Industries, a privately held diversified manufacturer firm, from 1988-1995, and before AMF, he had a ten-year career with Emerson Electric. He received a BSIE from General Motors Institute in 1976 and his MBA in 1978 from the Darden School of Business. Mr. Knisely was a 1977 Shermet Award winner while at Darden and today is a member of the Darden School Foundation Board of Trustees.

Richard C. Levin joined the Board of Directors in February 2010. He is also the President of Yale University and is the longest-serving Ivy League president and is recognized as one of the leaders of American higher education. Prior to assuming Yale’s presidency in 1993, he was Dean of the Graduate School of Arts and Sciences. A distinguished economist, he has served as Chair of Yale's Economics Department and has been a member of Yale's faculty since 1974. In the spring of 2008, he was elected to the Board of Directors of the National Committee on U.S.-China Relations. He also is a director of American Express, and he is a trustee of the William and Flora Hewlett Foundation, one of the largest philanthropic organizations in the United States. He served on Presidential Commissions reviewing the U.S. Postal Service and the effectiveness of U.S. intelligence operations. As a member of the board on Science, Technology and Economic Policy at the National Academy of Science, he co-chaired a committee that examined the effects of intellectual property rights policies on economic and scientific progress and made recommendations for reform of the patent system that are currently under active consideration by the U.S. Congress. In addition, he served on the Blue Ribbon Panel on Baseball Economics.

Clifton D. Louis has served as a director since May 2002. Mr. Louis was a director of Holdco from November 1999 – May 2003, and again since July 2009; and of Diversey since December 1999. Mr. Louis is the owner of The Vineyard, Inc., a retail wine store, and has been its President and Chief Executive Officer since 1985. Mr. Louis is a descendant of Samuel Curtis Johnson, a cousin of S. Curtis Johnson III, the Chairman of our company, and a cousin of Helen Johnson-Leipold, another director of our company.

Rick Schnall has served as a director since November 2009. He has been with Clayton Dubilier & Rice for thirteen years. He led CD&R’s purchase and subsequent sale of VWR; the acquisition of U.S. Foodservice from Royal Ahold N.V.; the investment in Sally Beauty; and the public-to-private negotiation for and acquisition of Brakes. As a board member of Alliant, he led negotiations which resulted in its profitable sale. Previously, Mr. Schnall worked in the investment banking divisions of Smith Barney & Co. and Donaldson, Lufkin & Jenrette, Inc. He is a director of Sally Beauty and U.S. Foodservice. He is a graduate of the University of Pennsylvania’s Wharton School and holds an M.B.A. from Harvard Business School.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Pursuant to the Stockholders Agreement, CMH and CD&R Investor have an equal right of representation on our board of directors. We currently have eleven directors, five of which were designated by CMH and five of which were designated by CD&R Investor. Mr. Lonergan, our President and Chief Executive Officer, serves as the eleventh director.

Messrs. Brown, Howe, Johnson and Louis and Ms. Johnson-Leipold were elected to our board of directors pursuant to our obligations to CMH under the Stockholders Agreement. Messrs. Berges, Jaquette, Knisely, Levin, and Schnall were elected to our board of directors pursuant to our obligations to CD&R Investor under the Stockholders Agreement. Each of our directors brings specific experience, qualifications, attributes and skills to our board of directors.

As the Chairman of our company since its formation, Mr. Johnson has detailed knowledge of our company and its history, employees, client base, prospects and competitors. Prior to serving as Chairman, Mr. Johnson held senior management positions with SCJ, including Vice President – Global Business Development and Managing Director of SCJ’s operations in Mexico. Mr. Johnson also currently serves as a director with the World Wildlife Fund. Similarly, Ms. Johnson-Leipold held senior management positions with SCJ, including Vice President – Worldwide Consumer Products, before joining Johnson Outdoors, Inc., where she currently serves as Chairman and Chief Executive Officer. Mr. Louis, together with his relatives, Mr. Johnson and Ms. Johnson-Leipold, has a detailed understanding of our history and culture, including the principles described in “This We Believe.”

The CMH nominated independent directors, Messrs. Brown and Howe, each bring beneficial experience and attributes to our board. Mr. Brown spent a significant portion of his career with Kraft Foods, Inc., including service as Executive Vice President, and was most recently Vice Chairman of ShoreBank Corporation, prior to retiring at the end of 2009. Mr. Brown has served on our board since 2001. Mr. Howe has a strong background in information technology and e-commerce from past experience with Scient, Inc. and International Business Machines Corporation. Mr. Howe has served on our board and Holdings’ board since 2002.

Messrs. Berges, Jaquette and Schnall are each actively involved in managing the portfolio of investments in public and private companies by CD&R Investor and its affiliates, and each serve on the board of directors for certain of such portfolio companies. All have significant experience and expertise with companies having a distribution and service focus.

The CD&R Investor nominated independent directors, Messrs. Knisely and Levin each have extensive careers in business and academia that will benefit our board’s discharge of its responsibilities. Mr. Knisely formerly served as Executive Vice President and Corporate Officer of Danaher Corporation and has over 30 years experience in diversified manufacturing operations. Mr. Levin, an economist with over 30 years of academic experience, is the current President of Yale University. He also currently serves on the board of American Express.

In addition to the members designated by CMH and CD&R Investor, Mr. Lonergan’s day-to-day leadership of our company provides him with intimate knowledge of our operations. Mr. Lonergan also has over 25 years of experience in the consumer products industry.

Our board believes that the qualifications described above bring a broad set of complementary experience, coupled with a strong alignment with the interest of our stockholders, to the board’s discharge of its responsibilities.

Although we do not maintain a formal diversity policy governing board nominations, we continually strive to make progress toward board diversity in accordance with our key cultural indicators, which define our “This We Believe” culture.

Audit Committee

The Audit Committee of our board of directors appoints our independent registered public accounting firm, reviews the scope and results of the audits with the auditors and management, approves the scope and results of the audits, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent registered public accounting firm. The members of our Audit Committee are Robert Howe, chairman of the Audit Committee, Todd Brown, Philip Knisely, and Richard Levin. Our board of directors has determined that each of Messrs. Howe, Brown, Knisely and Levin meets the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K, and has also determined that they meet the independence requirements of the SEC.

Code of Ethics

We, Diversey and our employees operate under the values and principles defined in our “This We Believe” culture, which extends to our customers and users, the general public, our neighbors and the world community. We have adopted a Finance Officers Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. In addition and as a best practice, this code has been executed by all other key financial and accounting personnel. Furthermore, we have adopted a general code of business conduct for all of our directors, officers and employees, which is known as the Diversey Holdings, Inc. Code of Ethics and Business Conduct. The Finance Officers Code of Ethics, the Diversey Holdings, Inc. Code of Ethics and Business Conduct and other information regarding our corporate governance is available on our website (www.diversey.com), or free of charge by writing c/o Investor Relations at the address on the cover page of this annual report on Form 10-K. In addition to any reports required to be filed with the SEC, we intend to disclose on our website any amendments to, or waivers from, the Finance Officers Code of Ethics or the Diversey Holdings, Inc. Code of Ethics and Business Conduct that are required to be disclosed pursuant to SEC rules. To date, there have been no waivers of the Finance Officers Code of Ethics or the Diversey Holdings, Inc. Code of Ethics and Business Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (CD&A)

Organization of Information

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy, programs and policies, and includes analysis on the compensation earned by our Named Executive Officers (“NEOs”) as detailed in the accompanying executive compensation tables. The NEOs are also executive officers of Diversey. The following CD&A applies to each of the executive officers in connection with their services as executive officers of both us and Diversey. All compensation has been, and will be, paid by Diversey. The CD&A covers the following topics:

•	Overview of the Role of the Compensation and Management Succession Committee (“Compensation Committee”) in Executive Compensation

•	Executive Compensation Philosophy and Objectives

•	Compensation Elements and Pay Mix

•	Determining Compensation Levels

•	Executive Compensation Market Benchmarking and Peer Group

•	Total Target Compensation Relative to Market Compensation

•	Program Components and Policies:

•	Base Salary

•	Annual Incentives

•	Long-Term Incentives

•	Executive Severance

•	Executive Benefits and Perquisites

•	Tax, Regulatory and Accounting Implications

•	Assessment of Incentive Risk

•	Executive Compensation Tables and Supplemental Narrative Disclosures

•	Executive Agreements

•	Compensation Committee Report

•	Compensation Committee Interlocks and Insider Participation in Compensation Decisions

•	Director Compensation

Overview of the Role of the Compensation Committee in Executive Compensation

The Diversey Compensation Committee charter gives the Compensation Committee responsibility over executive compensation matters. The Compensation Committee is appointed by the Diversey Board of Directors, and is charged with approving and overseeing all executive compensation programs and policies. The Compensation Committee approves all compensation actions with respect to our NEO compensation.

The Compensation Committee relies on management and outside advisors for staff work, contextual information and technical guidance in conducting its affairs. For the past several years, the Compensation Committee has retained W.T. Haigh & Company, a compensation consulting firm in Cambridge, Massachusetts, to provide independent advice on executive and director compensation and to conduct independent studies when needed. W.T. Haigh & Company reports directly to the Compensation Committee and has worked exclusively on executive compensation and does not have other consulting arrangements with the company.

On November 24, 2009, as described under Item 1. Business in this annual report on Form 10-K, our company completed a recapitalization through debt and equity investment transactions. Effective on this date, the Board was reconstituted and a new Compensation Committee was established. All references in this CD&A to actions taken by the Compensation Committee in 2009 apply to the Compensation Committee that was in place prior to the recapitalization. All references in this CD&A to actions taken by the Compensation Committee in 2010 apply to the Compensation Committee that was in place after the recapitalization.

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

•

Align total rewards to support our strategic objectives and align with shareholder interests. Specifically, in 2009, we structured the terms of incentive compensation to include performance hurdles that enabled our company to meet debt obligations, with adequate cushion, before annual or long-term incentives were funded for executives. Our goal has been to provide for a fair economic sharing between management and shareholders only when performance hurdle requirements have been met and our bank-approved financing plan goals have been achieved.

•	Comply with all applicable laws and regulations.

Compensation Elements and Pay Mix

Our executive compensation program includes the following elements, all of which are described in more detail below.

1. Direct Compensation, which includes:

•	Base salary

•	Annual incentives

•	Long-term incentives

We structure our executives’ direct compensation to deliver a substantial portion of value through variable, performance-based annual and long-term incentives. The allocation between annual and long-term incentives is determined based on market benchmarking against our peer group (as described below), with a higher proportion delivered through long-term incentives. The incentive components (both annual and long-term) are intended to motivate and reward sustained profitable growth, reinforce executive accountability and increase enterprise value for our shareholders. These incentives have been especially critical in light of our restructuring plan, the targeted goals and strategic priorities that we established for meeting our financial obligations and, ultimately, delivering long-term value to our shareholders. As a result of our emphasis on performance-based incentive pay, we expect direct compensation amounts to vary from year to year.

In 2009, we awarded all of our long-term incentives in cash based on the achievement of our company’s profitability targets. However, starting in 2010 we are implementing new equity-based incentives as we believe that equity-based incentives best align the long-term interests of our executives with those of our shareholders. The provisions of our new equity-based incentive program are described below in more detail under “Long Term Incentives”.

2. Indirect Compensation, which includes:

•	Benefits

•	Perquisites

Our executives participate in benefit programs available broadly to all of our employees. In addition, we maintain certain executive benefit and perquisite programs that we believe are consistent with market practice. In keeping with our culture, the value of these programs does not make up a significant percentage of total executive compensation.

Determining Compensation Levels

The following are key factors we consider in determining compensation levels for our executives:

1.	Performance. We consider the performance of our Company and Diversey, as well as individual performance and contributions. Performance goals are defined annually, and we utilize a disciplined performance review process to ensure that our executives’ goals align with the achievement of our bank-approved financing plan and with our strategic priorities. Company goals require aggressive growth year over year and have only been attained in four of the last seven years.

2.	Market competitiveness. We benchmark compensation for our executive positions to comparable jobs in the marketplace to understand what we need to pay to stay competitive. The process for conducting market benchmarking and determining market competitiveness is described in more detail below.

3.	Cost. We review the cost of our executive rewards program for reasonableness in light of our financial condition and relative to our performance. In addition, as mentioned above, in 2009 we structured the incentive components of our program so that we and Diversey met our debt obligations and restructuring expenses before executives earned incentives.

4.	Internal equity. We assess the relative value of our executive positions using factors such as responsibilities and performance, scope and impact, problem solving and leadership. Our goal is to compensate executives fairly and equitably based on each executive’s role and potential impact on our company’s and Diversey’s success.

Executive Compensation Market Benchmarking and Peer Group

We are a market leader in our industry with a broad, diversified line of products and related services. As a result, we seek to attract and retain highly qualified executives from companies with a similar business mix and profile, but which are not necessarily direct business competitors. We use the following criteria to assist with the selection of peer companies for purposes of market benchmarking compensation for our executives:

•	Manufacturing companies

•	Comparable revenues ($1–6 billion)

•	Global scope (measured by foreign sales as a percentage of total sales)

•	Growth orientation in terms of EBITDA and sales

•	Service, business-to-business and technology orientation

•	Source for executive talent

•	United States public companies (to access data)

Based on these factors, our current peer group consists of the following 20 companies:

Acuity Brands, Inc.	EMCOR Group Inc.	Sealed Air Corporation
Avery Dennison Corporation	FMC Corporation	Sensient Technologies Corporation
Brunswick Corporation	H.B. Fuller Company	Sigma-Aldrich Company
Cabot Corporation	Goodrich Corporation	Snap-On Inc.

Clorox Company	Lubrizol Corporation	Westlake Chemical Corporation
Corn Products International, Inc.	Nalco Holding Company	W.W. Grainger, Inc.
Ecolab Inc.	Olin Corporation

The Diversey Compensation Committee last reviewed and approved our peer group in October 2007. At that time, we were in the mid- range of the peer group in terms of revenue. We intend to continue to review and refine our peer group periodically.

Each year Diversey reviews executive market total compensation with the Compensation Committee. Diversey consults with an independent compensation consultant, W.T. Haigh & Company, to compare our executive compensation levels against compensation levels for similar executive positions in the peer group. In addition, Diversey participates in an executive compensation study conducted by Hewitt Associates that includes similar companies based on various factors, including certain of the same criteria used to define our peer group. We also validate these peer company findings with general industry compensation data for similar sized companies using Mercer and Hewitt surveys. We use the comparisons made in this process to develop competitive market ranges for our executives for purposes of assessing overall market competitiveness.

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

Base salaries for corporate officers were not increased in 2009, with the exception of Mr. Chidichimo who was granted a market adjustment effective January 1, 2009.

Annual Incentives

Our Annual Incentive Plan (“AIP”) is designed to recognize and reward outstanding performance, achievements and contributions to fiscal year results and focus attention on specific challenges and opportunities as defined by and aligned with our strategy. The AIP is a goal-based program for executives. Each year, performance goals are established and approved by our Compensation Committee which provides a basis for funding the overall AIP pool globally for all participants. The following were the performance categories and weightings applicable for 2009:

•	Operating EBITDA (45% weighting)

•	Net Sales Growth (25% weighting)

•	Working Capital (30% weighting)

Our AIP incentive design includes threshold financial performance hurdles that must be met before any incentives can be earned under this plan. This ensures that adequate funds are available to satisfy outstanding debt and restructuring obligations and provides for a reasonable and fair distribution of incremental profit between management and shareholders.

Target awards and potential payouts are defined for each executive based on an evaluation of financial results and individual contributions. These amounts are reviewed and approved annually by the Diversey Compensation Committee. The following table presents the 2009 annual incentive opportunities for our NEOs:

AIP AWARD OPPORTUNITY (% OF BASE SALARY)

Name	Minimum	Target	Maximum
Edward Lonergan	0%	100%	200%
S. Curtis Johnson	0%	80%	160%
Joseph Smorada	0%	65%	130%
Scott Russell	0%	50%	100%

Payments are generally made in cash in the first or early second quarter of the fiscal year after the Compensation Committee determines whether goals have been met under the AIP.

Financial Restructuring Recognition Bonus

In October 2009, the Diversey Compensation Committee approved special, one-time cash bonuses to recognize and reward the exceptional commitment made by select individuals in preparing, managing and delivering the closing of the recapitalization of the company. Three of our NEOs were granted awards:

Name	Award
Edward Lonergan	$300,000
Joseph Smorada	$200,000
Scott Russell	$200,000

Long-Term Incentives

In 2006, we discontinued our equity-based long-term incentive program and implemented a cash long-term incentive program (“LTIP”) to motivate and reward the attainment of global profitability targets. As discussed above, this was done to emphasize the successful attainment of our bank-approved financing plan, which is in place for a specified period of time. Starting in 2010, we are returning to an equity-based long-term incentive program that will promote long-term stock ownership and further alignment of management interests with those of our shareholders.

The LTIP awards compensation based on specific performance goals during three-year performance cycles that begin each year. Target awards are defined by position as a dollar amount with a potential payout of 0–200% based on attainment of the goals defined for each performance cycle. The 2007–2009, 2008– 2010 and 2009-2011 cycle awards will be based 100% on global EBITDA. The following table provides the target award opportunities and range of potential payouts, under our LTIP for the 2009–2011 performance cycle prior to implementation of the 2010 Stock Incentive Plan as described below:

LTI AWARD OPPORTUNITY

Name	Minimum	Target	Maximum
Edward Lonergan	$0	$3,000,000	$6,000,000
S. Curtis Johnson	0	2,100,000	4,200,000
Joseph Smorada [1]	350,000	1,000,000	2,000,000
Scott Russell	0	675,000	1,350,000
1. A special floor was established in December 2005 to support retention.

Consistent with our AIP Plan, our existing LTIP cycles include a financial performance hurdle to ensure that our obligations from outstanding debt covenants are satisfied and all other financial obligations are met before long-term incentives are paid. For example, there is no payout for a given LTIP cycle if the cumulative three-year global EBITDA is less than 85% of target or our debt covenants are not met.

Payment is made in the first quarter after the end of the three-year performance period, upon approval by the Compensation Committee. For example, for the 2007-2009 performance cycle, any earned payments will be made in cash in the first quarter of 2010. With limited exceptions (e.g., retirement, death, disability, job elimination), executives must be actively employed on the date the payment is made to receive an award. The Compensation Committee determines whether goals have been met under the LTIP.

2010 Stock Incentive Plan

On January 11, 2010, the Board approved a new Stock Incentive Plan. The principal objectives of this plan are to:

•	Align incentives and interests between management and shareholders

•	Promote an “owner” mentality through providing an opportunity to acquire equity ownership in the company

•	Focus management on long-term value creation

•	Promote teamwork by building a strong affiliation and link to total enterprise success.

All NEOs with the exception of J. Smorada, who is retiring from the company in early 2010, will be participants in the plan. In addition, approximately 50 other associates will participate in the program.

The new program consists of three components:

1.	One-time offering to allow participants to purchase shares at the current share price at the time of the offering.

2.	Conversion of outstanding cash awards under LTIP cycles (2008-2010 and 2009-2011) into Deferred Share Units (DSUs) based on current share price at time of conversion.

3.	Matching grants of stock options based on shares purchased and DSUs at a multiple based on the participants tier up to pre-set limits.

Settlement of Outstanding Stock Awards

In early November prior to the recapitalization that closed on November 24, 2009, an offer was extended from CMH to purchase and cancel all (1) outstanding stock options to purchase shares of Class C common stock of CMH, and (2) owned shares of Class C common stock of CMH, which had been granted under our former equity plan which was terminated in 2006. The following NEOs and Directors participated in this tender offer:

SETTLEMENT OF OUTSTANDING STOCK AWARDS

	Form	Settlement
Executives
S. Curtis Johnson	Stock Options and Owned Shares	$3,690,362
J. Smorada	Owned Shares	210,277
Outside Directors
H. Johnson-Leipold	Stock Options and Owned Shares	$143,942
C. Louis	Stock Options and Owned Shares	190,751
R. Howe	Stock Options and Owned Shares	275,508
R. Wittwer	Stock Options	4,480

After this offering, no directors or executive officers hold stock options to purchase shares of Class C common stock of CMH or shares of Class C common stock of CMH.

Executive Severance

The Diversey Compensation Committee has approved an executive severance policy for certain key employees including our NEOs (excluding Mr. Johnson). Key provisions of the executive severance policy are identified below:

•	Cash severance (salary continuation) of two times base salary for NEOs.

•	Pro rata AIP bonus for fiscal year in which termination occurs.

•	AIP bonus at the target level for each year during the salary continuation period.

•	Pro rata bonus for any outstanding LTIP awards.

The following table quantifies severance benefits that our NEOs would have been entitled to receive assuming termination had occurred as of December 31, 2009 (excluding pro rata AIP and LTIP awards based on actual performance):

Name	Severance Payment
Edward Lonergan	$3,300,000
S. Curtis Johnson	Not Eligible
Joseph Smorada	1,650,000
Scott Russell	990,000

Severance payments resulting from termination events, as defined in the applicable severance agreements, are paid only if executives comply with all the provisions of the agreements, including certain confidentiality and non-compete restrictions and the execution of a general release of claims. Please refer to “Termination Scenarios for Executive Benefits” for additional details relating to benefits received upon termination from our company.

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

For 2009, the maximum annual amount available to Mr. Lonergan under his flexible spending account was $25,000 and the maximum amount available to each of our other NEOs was $15,000 ($10,000 for Mr. Russell).

Use of Company Resorts:

Through a shared service agreement with SCJ (as defined in Item 13 of this annual report on Form 10-K) our executives, including our NEOs, are eligible to use the SCJ-owned property in Aspen, Colorado. Mr. Smorada was the only NEO to use this resort in 2009.

Retirement Plans:

Our NEOs participate in company-sponsored retirement plans available broadly to our employees. These plans are described below in the narrative disclosure following the Pension Benefits table.

Executive LTD Plan:

We sponsor an executive long-term disability (“LTD”) plan for U.S. based NEOs to supplement the maximum monthly benefit limits ($12,500) in our broad-based U.S. LTD plan. The covered NEOs are Mr. Lonergan, Mr. Johnson, Mr. Smorada, and Mr. Russell. The policy provides an additional $2,500 monthly LTD benefit ($5,000 for Mr. Johnson) for covered NEOs.

Deferred Compensation Plan:

We sponsor a non-qualified deferred compensation plan that allows employees to defer a portion of their base salary and annual performance bonus every year. None of our NEOs have elected to participate in the plan through December 31, 2009.

Tax, Regulatory and Accounting Implications

The Company believes it is operating its executive compensation programs in good faith compliance with respect to all tax, regulatory and accounting standards.

Executive Compensation Tables and Supplemental Narrative Disclosures

Overall, compensation levels for 2009 and actions taken in 2010 reflect continuing progress with our restructuring and strategic plans. Most notably, incentive levels reflect above-target awards for NEOs for 2009 due to the following:

•	Overachievement of pre-established 2009 financial performance hurdles.

•

Our executive leadership’s strong contribution to the performance of our company. In 2009, we met or exceeded the performance goals as established by our Board of Directors under our AIP. Such goals were consistent with our internal operating budget, which was aligned with the performance metrics contained in our restructuring plan.

•

The continued strong leadership and oversight of our executives in implementing our restructuring plan. In 2009, we continued to effectively execute this program, significantly exceeding the EBITDA improvement targets set for the program, while containing one-time cost and capital expenditures within budgeted levels and financial covenants.

•	LTIP payouts for the 2007-2009 measurement period were above-target due to strong above- target EBITDA performance over the 3-year period.

The following tables and narrative disclosure provide additional information about the material components of our NEO compensation and the related actions taken by the Diversey Compensation Committee in 2009 and the first quarter of 2010.

Summary Compensation Table (SCT)

The following table sets forth information concerning the compensation of our NEOs including the CEO and President, the CFO and the other three most highly compensated executive officers, who served in such capacities during 2009.

2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings [1]	All Other Compensation		Total
Edward Lonergan	2009	$825,000	$300,000	[2]			$4,468,500	[3]	$38,419	$222,142	[4]	$5,854,061
CEO	2008	811,038	0				3,952,500	[5]	145,125	29,973	[6]	4,938,636
	2007	752,500	0				1,716,115	[7]	155,280	20,358	[8]	2,644,253

S. Curtis Johnson	2009	650,000	0				2,979,600	[9]	-220,144	128,671	[10]	3,538,127
Chairman	2008	650,000	0				3,413,520	[11]	49,104	13,807	[12]	4,126,431
	2007	662,500	0				1,148,540	[13]	150,490	20,107	[14]	1,981,637

Joseph Smorada	2009	500,000	200,000	[15]			1,390,350	[16]	15,655	276,160	[17]	2,382,165
CFO	2008	493,349	0				1,588,200	[18]	103,778	39,476	[19]	2,224,803
	2007	470,350	0				1,161,801	[20]	91,030	61,326	[21]	1,784,507

Scott Russell	2009	330,000	200,000	[22]			587,333	[23]	8,483	71,309	[24]	1,197,125
General Counsel	2008	322,385	0				588,000	[25]	41,660	23,139	[26]	975,184
	2007	295,043	0				676,614	[27]	25,074	20,766	[28]	1,017,497

2009 Additional Individual that Qualifies:
JoAnne Brandes	2009	0	565,000	[29]			0		0	0		565,000
Former General Counsel	2008	0	565,000	[30]			374,400	[31]	0	66,448	[32]	1,005,848
	2007	80,793	0				0		115,241	736,233	[33]	932,267

1.	Includes the annual change in pension value only. None of the NEOs participate in the Company's Nonqualified Deferred Compensation Plan.

Please refer to “Pension Benefits” for the specific assumptions used in estimating present value.

2.	One-time cash bonus for the exceptional commitment made in preparing, managing, and delivering the closing of the financial restructuring of the company.
3.	Non-Equity Incentive Plan Compensation earned during 2009 includes AIP bonus of $1,039,500 and an LTIP payout of $3,429,000 for the 2007-2009 performance cycle.
4.	Consists of $25,000 of flexible spending account, $1,723 of premiums for company provided life insurance, $1,209 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contribution, and $165,250 of 401(k) excess contribution.
5.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $1,072,500 and an LTIP payout of $2,880,000 for the 2006-2008 performance cycle.
6.	Consists of $25,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,723 of premiums for company provided life insurance, and $2,000 of retiree medical savings account company match.
7.	Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $1,116,115 and a restructuring incentive award of $600,000.
8.	Consists of $17,500 of flexible spending account, $1,250 of flexible credit for benefits, and $1,608 of premiums for company provided life insurance.
9.	Non-Equity Incentive Plan Compensation earned during 2009 includes AIP bonus of $613,600 and an LTIP payout of $2,366,000 for the 2007-2009 performance cycle.
10.	Consists of $1,357 of premiums for company provided life insurance, $2,504 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contribution, $93,850 of 401(k) excess contribution, and $2,000 of retiree medical savings account company match. 11. Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $533,520 and an LTIP payout of $2,880,000 for the 2006-2008 performance cycle.
12.	Consists of $1,250 of flexible credit for benefits, $1,357 of premiums for company provided life insurance, $9,200 of 401(k) company match, and $2,000 of retiree medical savings account company match.
13.	Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $748,540 and a restructuring incentive award of $400,000. 14. Consists of $1,250 of flexible credit for benefits, $1,357 of premiums for company provided life insurance, $15,500 of 401(k) company match, and $2,000 of retiree medical savings account company match.
15.	One-time cash bonus for the exceptional commitment made in preparing, managing, and delivering the closing of the financial restructuring of the company. 16. Non-Equity Incentive Plan Compensation earned during 2009 includes AIP bonus of $399,750 and an LTIP payout of $990,600 for the 2007-2009 performance cycle.
17.	Consists of $15,000 of flexible spending account, $1,044 of premiums for company provided life insurance, $1,917 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contributions, $72,000 of 401(k) excess contribution, $154,240 for a Restricted Stock SERP payment, and $2,999 for the use of a Company-owned resort.
18.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $465,000 and an LTIP payout of $1,123,200 for the 2006-2008 performance cycle.
19.	Consists of $15,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,044 of premiums for company provided life insurance, $9,200 of 401(k) company match, and $12,982 for a Restricted Stock SERP payment.
20.	Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $561,801 and a restructuring incentive award of $600,000. The performance bonus includes a discretionary amount of $100,000 as approved by the Compensation Committee.
21.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $990 of premiums for company provided life insurance, $14,925 of 401(k) company match, and $34,161 for the use of a Company-owned resort.
22.	One-time cash bonus for the exceptional commitment made in preparing, managing, and delivering the closing of the financial restructuring of the company. 23. Non-Equity Incentive Plan Compensation earned during 2009 includes AIP bonus of $206,333 and an LTIP payout of $381,000 for the 2007-2009 performance cycle.
24.	Consists of $10,000 of flexible spending account, $689 of premiums for company provided life insurance, $1,360 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contributions, $28,300 of 401(k) excess contribution, and $2,000 of retiree medical savings account company match.
25.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $264,000 and an LTIP payout of $324,000 for the 2006-2008 performance cycle. The AIP bonus includes a discretionary amount of $66,000 as approved by the Compensation Committee.
26.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $689 of premiums for company provided life insurance, $9,200 of 401(k) company match, and $2,000 of retiree medical savings account company match.
27.	Non-Equity Incentive Plan Compensation earned during 2007 includes performance bonus of $276,614 and a restructuring incentive award of $400,000. The performance bonus includes a discretionary amount of $50,000 as approved by the Compensation Committee.
28.	Consists of $7,527 of flexible spending account, $1,250 of flexible credit for benefits, $585 of premiums for company provided life insurance, and $11,404 for 401(k) company match.
29.	Service Recognition Award per retirement agreement. 30. Service Recognition Award per retirement agreement.
31.	Non-Equity Incentive Plan Compensation earned during 2008 includes an LTIP payout of $374,400 for the 2006-2008 performance cycle.
32.	Consists of $3,198 of flexible spending account and $63,250 for severance.
33.	Consists of $9,775 of flexible spending account, $208 of flexible credit for benefits, and $726,250 for severance.

Additional Actions Taken in 2010 for our NEOs

On February 1, 2010 the Diversey Compensation Committee approved the following 2010 base salaries for our NEOs:

	Base Salary Rate
Name	2009	2010
Edward Lonergan	$825,000	$850,000
S. Curtis Johnson	650,000	650,000
Joseph Smorada	500,000	500,000
Scott Russell	330,000	360,000

Retirement of J. Smorada

On January 7, 2010, the Company and Holdings announced the retirement of Joseph F. Smorada, the former Executive Vice President and Chief Financial Officer of the Company and Holdings. Mr. Smorada continued in his capacity as Executive Vice President and Chief Financial Officer of the Company and Holdings until January 11, 2010 and will remain with the Company and Holdings as an Executive Vice President until March 31, 2010. The terms of Mr. Smorada's separation agreement were set forth in our January 11, 2010 current report on Form 8-K.

Grants of Plan-Based Awards Table

The following table sets forth information relating to plan-based awards granted in 2009 to our NEOs:

2009 GRANTS OF PLAN-BASED AWARDS

Name	Description of Plan	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)
			Threshold		Target	Maximum	Threshold	Target	Maximum
Edward Lonergan	Long Term Incentive	3/11/2009	750,000		3,000,000	6,000,000

S. Curtis Johnson	Long Term Incentive	3/11/2009	525,000		2,100,000	4,200,000

Joseph Smorada	Long Term Incentive	3/11/2009	350,000	[2]	1,000,000	2,000,000

Scott Russell	Long Term Incentive	3/11/2009	168,750		675,000	1,350,000

1.	For attainment of threshold goals established under the LTIP there is a 25% payout. For amounts above threshold, awards are earned on a linear basis up to the target and maximum awards as set forth in the table above.
2.	A special floor was established in December 2005 to support retention.

Pension Benefits

The following table sets forth the present value of the NEOs’ accumulated benefits under the specified retirement plans:

PENSION BENEFITS

Name	Plan	Number of Years Credited Service (#)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Edward Lonergan	Cash Balance Plan	2.9	$50,382	$0
	Supplemental Plan	2.9	334,357	0

S. Curtis Johnson	Cash Balance Plan	25.4	693,920	0
	Supplemental Plan	25.4	1,672,324	0

Joseph Smorada	Cash Balance Plan	4.2	75,633	0
	Supplemental Plan	4.2	230,521	0

Scott Russell	Cash Balance Plan	2.7	41,012	0
	Supplemental Plan	2.7	40,654	0

The pension values included in the above analysis are the current or present value of the benefits expected to be paid in the future. The amount of each future payment is based on the current accrued pension benefit. The actuarial assumptions, with the exception of the expected retirement age, are the same as used for our financial statements. See Note 17 to our consolidated financial statements included in this annual report on Form 10-K. The retirement age is the earliest unreduced retirement age as defined in each plan.

The values set forth in the above table have been developed based on actuarial assumptions that are considered to be reasonable. Other actuarial assumptions could also be considered to be reasonable and produce different results.

The amounts shown are based on the plan provisions applicable in each plan in which any of the NEOs participate.

The change in pension values shown in the Summary Compensation Table includes the effect of:

•	The actual 2009 investment credit in the Cash Balance Plan and Supplemental Plan;

•	Change in the pre-2004 interest credit assumption from 7.00% to 4.50% as a result of a plan change adopted December 31, 2009 and effective retroactive to January 1, 2009; and

•	Changes in certain assumptions.

Specific Assumptions used in Estimating Present Values

Assumed Retirement Age:

•	Cash Balance Plan – The earlier of age 62 with 10 years of service or age 65 with 5 years of service

•	Supplemental Plan – Age 65 with 5 years of service

Discount Rate: The applicable discount rate is 5.65% as of December 31, 2009 and 6.05% as of December 31, 2008.

Interest Credit Assumption: Cash balance amounts are projected to the Assumed Retirement Age assuming a crediting rate of 4.50% on both pre-2004 and post-2003 account balances.

Material Terms and Conditions of the Plans:

Cash Balance Plan – This tax-qualified defined benefit plan is generally available to all full-time salaried employees hired prior to December 31, 2008, following the completion of one year of service. Benefits under the plan are determined based on a cash balance account (the “Cash Balance Account”) that defines the lump sum amount that is payable following a participant’s death, termination or retirement. The Cash Balance Account was established as of January 1, 1998 for then current employees as an amount equal to (1) the present value of the participant’s accrued benefit under the prior formula, plus (2) a special transition amount determined based on the participant’s age, service and compensation. Each year, a service credit (prior to December 31, 2008) and an interest credit are added to each participant’s Cash Balance Account.

The Cash Balance Plan was frozen and future service credits were moved from the Cash Balance Plan to the Retirement Savings Plan (“401(k) Plan”), effective January 1, 2009. The service credit equals 5% of a participant’s compensation up to the Social Security Wage Base ($106,800 for 2009 and $102,000 for 2008) plus 10% of a participant’s compensation in excess of the Social Security Wage Base.

Pension eligible compensation in the Cash Balance Plan and the 401(k) Plan includes base salary, commissions, shift differential, overtime, and bonuses under the AIP and excludes amounts deferred in our nonqualified deferred compensation plan. Eligible compensation is also limited by the compensation limit ($245,000 for 2009 and $230,000 for 2008) imposed by Section 401(a)(17) of the Internal Revenue Code (“IRC”).

Prior to December 31, 2009, the Cash Balance Plan interest credit was separately determined for the pre-2004 balance (initial account balance and service credits earned prior to 2004), and for the post-2003 balance (service credits earned after 2003). Effective January 1, 2009, the interest credit for the pre-2004 balance changed from the greater of 75% of the rate of return earned by the Cash Balance Plan trust during the year or 4%, to a safe harbor rate of 4% for 2009 and, beginning in 2010, the average yield on 10-year Treasury Constant Maturities for the preceding year. The interest credit for the post-2003 balance equals the average yield on 10-year Treasury Constant Maturities during the preceding year.

All Cash Balance Plan benefit options are actuarially equivalent to the participant’s account balance.

The Cash Balance Plan also includes special benefits for employees who became participants in the Cash Balance Plan on or before June 1, 1998. At benefit commencement, these participants receive the greater of the benefit based on their Cash Balance Account or the benefit based on the Prior Plan Formula. The Prior Plan Formula is a monthly annuity benefit equal to:

•	1.75% times a five-year average of participant’s base pay times service, less

•	1.67% times the participant’s primary Social Security benefit times service (not to exceed 30 years)

A participant’s five-year average pay and service under the Prior Plan Formula was frozen as of December 31, 2008.

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

Consistent with the Cash Balance Plan, effective January 1, 2009, there are no future service credits in the Supplemental Plan. Future service credits related to Internal Revenue Service compensation limitations and compensation under the nonqualified deferred compensation plan have moved from the Supplemental Plan to the Excess Retirement Savings Plan (“401(k) Excess Plan”), effective January 1, 2009.

Termination Scenarios for Executive Benefits

The following tables quantify the benefits that each NEO would have received upon the specified termination event, assuming a termination as of December 31, 2009.

TERMINATION SCENARIOS

	Ed Lonergan
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits

Cash Balance Plan	$57,328	$57,328	$57,328	$57,328	$57,328	$57,328

Supplemental Plan	450,477	450,477	450,477	450,477	450,477	450,477

Retiree Welfare Plan	0	0	0	0	0	0

Total	$507,805	$507,805	$507,805	$507,805	$507,805	$507,805
	S. Curtis Johnson
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits

Cash Balance Plan	$751,637	$751,637	$751,637	$751,637	$751,637	$751,637

Supplemental Plan	1,871,882	1,871,882	1,871,882	1,871,882	1,871,882	1,871,882

Retiree Welfare Plan	219,684	219,684	93,541	219,684	219,684	219,684

Total	$2,843,203	$2,843,203	$2,717,060	$2,843,203	$2,843,203	$2,843,203
	Joseph Smorada
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits

Cash Balance Plan	$75,633	$75,633	$75,633	$75,633	$75,633	$75,633

Supplemental Plan	235,364	235,364	235,364	235,364	235,364	235,364

Retiree Welfare Plan	0	0	0	0	0	0

Total	$310,997	$310,997	$310,997	$310,997	$310,997	$310,997
	Scott Russell
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Retirement Benefits

Cash Balance Plan	$47,855	$47,855	$47,855	$47,855	$47,855	$47,855

Supplemental Plan	49,022	49,022	49,022	49,022	49,022	49,022

Retiree Welfare Plan	0	0	0	0	0	0

Total	$96,877	$96,877	$96,877	$96,877	$96,877	$96,877

Cash Balance Plan – The benefit payable under all scenarios except death is equal to the greater of the vested Cash Balance Account as of December 31, 2009 and the present value of the vested Prior Plan Formula annuity payable on December 31, 2009.

The benefit payable following death is equal to the greater of the vested Cash Balance account as of December 31, 2009 and the present value of the vested Prior Plan Formula annuity payable to the surviving spouse on December 31, 2009.

The present value calculations for the Cash Balance Plan termination benefits are based on a 5.65% discount rate.

Supplemental Plan – The benefit payable under all scenarios is equal to the vested Supplemental Plan account balance as of December 31, 2009.

Retiree Welfare – For employees who have a Retiree Medical Savings Account and are eligible to participate in our retiree healthcare plan with subsidized monthly premiums, the benefit payable under all scenarios except for death is equal to the present value of the employer provided subsidies assuming the participant retires as of December 31, 2009. The death benefit payable for these participants is equal to the present value of the employer provided surviving spouse payments assuming the participant dies on December 31, 2009.

For employees who have an enhanced Retiree Medical Savings Account and must pay for the full cost of retiree healthcare, the benefit payable under all scenarios except death is equal to the sum of the projected retiree and spouse Retiree Medical Savings Accounts as of December 31, 2009. For these participants, the benefit payable following death is equal to the projected spouse Retiree Medical Savings Account as of December 31, 2009.

The present value calculations for all retiree welfare benefits are based on a 5.85% discount rate and other assumptions used and disclosed in Note 20 to our consolidated financial statements included in this annual report on Form 10-K.

Mr. Johnson is the only NEO eligible for the subsidized Retiree Welfare benefits.

Additional Notes Regarding the Termination Scenario Benefits:

Mr. Lonergan – Mr. Lonergan’s employment agreement with our company specifies that he will be vested in his Cash Balance and Supplemental Plan benefits in the event he is terminated without cause, becomes disabled or dies prior to becoming vested under the plans. Since he is vested in his pension benefits as of December 31, 2009, the value of these benefits are reflected in his Cash Balance Plan and Supplemental Plan benefits under the various termination scenarios

Mr. Smorada – Mr. Smorada’s employment agreement with our company specifies that he will be vested in his Cash Balance and Supplemental Plan benefits in the event he is terminated without cause, becomes disabled or dies prior to becoming vested under the plans. Since he is vested in his pension benefits as of December 31, 2009, the value of these benefits are reflected in his Cash Balance Plan and Supplemental Plan benefits under the various termination scenarios.

Nonqualified Deferred Compensation

2009 NONQUALIFIED DEFERRED COMPENSATION PLANS

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

Submitted by the Compensation Committee of the Board:

Rick Schnall (Chair)

Helen Johnson-Leipold

Philip Knisely

Todd Brown

Assessment of Incentive Risk

In February 2010, our independent compensation consultant, W. T. Haigh & Company, shared the conclusions of its risk review of our compensation programs with the Compensation Committee. The goal of this review was to determine whether the general structure of our policies and programs pose any material risks to our company.

Based on this review, the Compensation Committee determined that the performance goals and incentive plan structures do not encourage excessive risk that is not in the best interests of shareholders.

Compensation Committee Interlocks and Insider Participation

Prior to the completion of our recapitalization on November 24, 2009, the members of the Diversey Compensation Committee during 2009 were Neal Nottleson, chairman, Irene Esteves, Todd Brown, Robert Howe, John Rice and Reto Wittwer. None of these directors is, or has been, an officer or employee of the Company, Holdings or CMH.

The current directors of the Company are:

Edward Lonergan

S. Curtis Johnson

Helen Johnson-Leipold

Clifton Louis

Rick Schnall

George Jaquette

James Berges

Philip Knisely

Richard Levin

Robert Howe

Todd Brown

No directors other than Messrs. Johnson and Lonergan are current or former officers or employees of the Company, Holdings or CMH.

Director Compensation

The table below provides a summary of the director compensation arrangements for 2009. All directors received an aggregate annual cash retainer ($125,000 for 2009 with the exception of the Vice Chairman’s annual retainer which was $200,000) for their services on our Board and the Board of Directors of Holdings and no meeting fees. Effective on the closing of the Company’s recapitalization on November 24, 2009, Messrs. Brown, Howe, Nottleson and Wittwer and Ms. Esteves ceased to be directors on our Board, and Messrs. Berges, Schnall and Jaquette were appointed to our Board.

In February 2010, Messrs. Brown and Howe were reappointed and Messrs. Knisely and Levin were appointed to our Board.

2009 DIRECTOR COMPENSATION

Name[4]	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Todd C. Brown	$125,000	—	—	—	—	—	$125,000
Irene M. Esteves[1]	135,000	—	—	—	—	—	135,000
Robert M. Howe[2]	135,000	—	—	—	—	—	135,000
Neal R. Nottleson[3]	200,000	—	—	—	—	—	200,000
Clifton D. Louis	125,000	—	—	—	—	—	125,000
Helen P. Johnson-Leipold	125,000	—	—	—	—	—	125,000
Reto Wittwer	125,000	—	—	—	—	—	125,000
James Berges	—	—	—	—	—	—	—
George Jaquette	—	—	—	—	—	—	—
Rick Schnall	—	—	—	—	—	—	—

1.	Chair of Audit Committee (includes $10,000 Chair retainer).
2.	Chair of Planning Committee (includes $10,000 Chair retainer).
3.	Vice Chairman, Lead Director and Chair of Compensation Committee.
4.	Messrs. Johnson and Lonergan are directors on our Board but receive no additional compensation for such services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The equity ownership of Holdings, assuming the exercise of the Warrant, is as follows: CMH, 49.1%, the CD&R Investor Parties, 45.9%, SNW, 1%, and Unilever Swiss Holding AG, an affiliate of Unilever, 4%. Both SNW and CMH are majority-owned and controlled, either directly or indirectly, by descendants of Samuel Curtis Johnson. In connection with the Transactions, SNW granted an irrevocable proxy to CMH to vote its common stock of Holdings, which, subject to certain limitations, increased CMH’s voting ownership in Holdings from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership in Holdings from approximately 1.0% to 0.0%.

The Stockholders Agreement among Holdings, CMH, the CD&R Investor Parties and SNW and our second amended and restated certificate of incorporation generally require, with certain exceptions, the approval of CMH and CD&R Investor to effect various transactions and actions by us and our subsidiaries, including the sale or other disposition of shares of our class A common stock.

The following table sets forth the beneficial ownership of our class A common stock, which is the only class of our common stock that carries voting rights, and our non-voting class B common stock, by each beneficial owner of 5% or more of our voting common stock, each of our directors and Named Executive Officers that beneficially owns our common stock, and all of our directors and executive officers as a group, in each case, without giving effect to the Warrant, which is not currently exercisable.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class Outstanding
Commercial Markets Holdco, LLC	Class A Common	51,074,706	(2)	51.2%
c/o Johnson-Keland Management, Inc.
555 Main Street, Suite 500
Racine, Wisconsin 53403

CDR Jaguar Investor Company, LLC	Class A Common	47,579,500	(3)	47.7%
c/o Clayton, Dubilier & Rice, LLC
375 Park Avenue, 18th Floor
New York, New York 10152

CDR F&F Jaguar Investor, LLC	Class A Common	120,500	(3)	0.1%
c/o Clayton, Dubilier & Rice, LLC
375 Park Avenue, 18th Floor
New York, New York 10152

SNW Co., Inc.	Class A Common	990,000	(4)	1.0%
c/o S. C. Johnson & Son, Inc.
1525 Howe Street
Racine, Wisconsin 53403

S. Curtis Johnson III	Class B Common	500,000		34.5%

Edward Lonergan	Class B Common	125,000		8.6%

Norman Clubb	Class B Common	95,000		6.6%

Scott Russell	Class B Common	50,100		3.5%

All directors and officers as a group (16 Individuals)	Class B Common	1,148,187		79.3%

(1)	Except as otherwise indicated, the mailing address of each person shown is c/o Diversey, Inc., 8310 16th Street, P.O. Box 902, Sturtevant, Wisconsin 53177-0902.
(2)	S. Curtis Johnson III has voting and investment power with respect to 252,467 shares of class A common stock, or 56.8% of the voting power of CMH. As a result, Mr. Johnson may be deemed to beneficially own the shares of our class A common stock in which CMH has beneficial ownership.

The 252,467 shares of class A common stock of CMH over which Mr. Johnson has voting and investment power consist of 242,136 shares of class A common stock of CMH owned by the Appointive Distributing Trust B, u/a Samuel C. Johnson 1988 Trust Number One, 10,254 shares of class A common stock of CMH owned by the Herbert F. Johnson Foundation Trust #1 and 77 shares of class A common stock of CMH owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. Mr. Johnson is the trustee of the H.F. Johnson Distributing Trust B and the Herbert F. Johnson Foundation Trust #1, and the grantor of the S. Curtis Johnson Third Party Gift and Inheritance Trust.

(3)	Clayton, Dubilier & Rice Fund VIII, L.P., which we refer to as Fund VIII, as the result of its position as the sole member of CD&R Investor, may be deemed to beneficially own the shares of class A common stock in which CD&R Investor has beneficial ownership.

CD&R Friends & Family Fund VIII, L.P., which we refer to as FF Fund VIII, as the result of its position as the sole member of CD&R F&F Jaguar Investor, LLC, which we refer to as CD&R FF Investor, may be deemed to beneficially own the shares of class A common stock in which CD&R FF Investor has beneficial ownership.

CD&R Associates VIII, Ltd., as the general partner of Fund VIII and FF Fund VIII, may be deemed to beneficially own the shares of class A common stock in which the CD&R Investor Parties have beneficial ownership.

CD&R Associates VIII, L.P., as the sole stockholder of CD&R Associates VIII, Ltd., may be deemed to beneficially own the shares of class A common stock in which the CD&R Investor Parties have beneficial ownership.

CD&R Investment Associates VIII, Ltd., as the general partner of CD&R Associates VIII, L.P., may be deemed to beneficially own the shares of class A common stock in which the CD&R Investor Parties have beneficial ownership.

Each of CD&R Associates VIII, Ltd. and CD&R Investment Associates VIII, Ltd. is managed by a three person board of directors, and all board action relating to the voting or disposition of these shares of class A common stock requires approval of a majority of the applicable board. Joseph L. Rice, III, Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Associates VIII, Ltd. and CD&R Investment Associates VIII, Ltd. may be deemed to share beneficial ownership of the shares of class A common stock shown as beneficially owned by the CD&R Investor Parties. Such persons expressly disclaim such beneficial ownership.

Each of Fund VIII, FF Fund VIII, CD&R Associates VIII, Ltd., CD&R Associates VIII, L.P. and CD&R Investment Associates VIII, Ltd. expressly disclaims beneficial ownership of the shares of class A common stock in which the CD&R Investor Parties have beneficial ownership.

(4)	SNW granted an irrevocable proxy to CMH to vote its common stock of Holdings

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following summarizes the material terms of various agreements and arrangements that we, Diversey and various of Diversey’s subsidiaries have entered into with our directors, executive officers and affiliates, including SCJ, CD&R, CD&R Investor and Unilever, and other beneficial owners of our company.

Relationships with CMH and CD&R Investor

Stockholders Agreement and Stockholder Consent Rights

At the closing of the Transactions, Holdings, CMH, the CD&R Investor Parties and SNW entered into the Stockholders Agreement, which provides for certain governance and other rights.

Corporate Governance

Pursuant to the Stockholders Agreement, the board of directors of Holdings (the “Holdings Board”) is comprised of eleven directors. Each of CMH and CD&R Investor initially has the right to designate five directors, including two independent directors, to the Holdings Board. The Chief Executive Officer of Holdings is the eleventh director. The rights of CMH and CD&R Investor to designate directors to the Holdings Board are subject to reduction if the ownership interest in Holdings of CMH, SNW, and their respective permitted transferees and assignees of equity purchase rights (“CMH Holders”), or the CD&R Investor and its permitted transferees and assignees of equity purchase rights (“CD&R Holders”), as applicable, declines below certain threshold levels set forth in the Stockholders Agreement. CMH has the right to designate the Chairman of the Holdings Board so long as Holdings has not completed a Qualified IPO (as that term is defined in the Stockholders Agreement) and the CMH Holders own at least 25% of the class A common stock of Holdings.

Pursuant to the terms of the Stockholders Agreement, CMH and CD&R Investor will cooperate in good faith to evaluate the performance of the Chief Executive Officer of Holdings and perform succession planning. If Holdings’ EBITDA (as that term is defined in the Stockholders Agreement) for each of two successive full fiscal year periods is more than 10% less than the budgeted EBITDA established for each such fiscal year, then each of CMH and CD&R Investor may terminate the Chief Executive Officer without obtaining the Requisite Approval described below. In such event, an operating partner of CD&R will serve as interim Chief Executive Officer of Holdings for a period of up to 15 months. If no replacement Chief Executive Officer has been hired with the Requisite Approval prior to the first anniversary of the former Chief Executive Officer’s termination or resignation, then the independent directors of Holdings will hire the replacement Chief Executive Officer with input from each of CMH and CD&R Investor.

Stockholder Consent Rights

Pursuant to the amended and restated certificate of incorporation and the Stockholders Agreement, Holdings and its subsidiaries, including DI, are prohibited from taking certain corporate actions without the prior approval of the Holdings Board, CMH and CD&R Investor, (“Requisite Approval”). The Requisite Approval requires the approval of CMH and CD&R Investor for so long as the CMH Holders or the CD&R Holders, as applicable, own at least 20% of the class A common stock of Holdings.

Subject to certain exceptions, the corporate actions requiring the Requisite Approval include acquisitions or dispositions of assets exceeding a threshold amount, the issuance of capital stock, dividend payments, entry into new material lines of business, the incurrence of additional indebtedness, among others.

Transfer Restrictions

Pursuant to the Stockholders Agreement, prior to November 24, 2013, each stockholder of Holdings is prohibited from transferring any shares of Holdings’ common stock other than (a) to certain permitted transferees, (b) transfers constituting no more than 1% of the outstanding common stock of Holdings in the aggregate, (c) transfers in connection with (or after the completion of) a Qualified IPO or (d) transfers with the prior consent of CMH and CD&R Investor and subject to the right of first offer and the tag-along right discussed below.

Following November 24, 2013, if Holdings has not completed a Qualified IPO, then each stockholder of Holdings may transfer shares of Holdings’ common stock subject to the right of first offer and the tag-along right. Notwithstanding the foregoing sentence, prior to November 24, 2015, without the prior written consent of CMH and CD&R Investor, no stockholder may transfer shares of Holdings’ common stock to a purchaser other than certain financial sponsors and entities that purchase the shares as an investment activity.

Right of First Offer

Pursuant to the Stockholders Agreement, if a stockholder proposes to transfer shares of Holdings’ common stock, such transfer is subject to a right of first offer by Holdings to purchase the shares proposed to be transferred on the same terms and conditions as the proposed transfer. If Holdings elects not to purchase all or any of the shares proposed to be transferred, then each other stockholder of Holdings has a right of first offer to purchase its pro rata share of the shares proposed to be transferred on the same terms and conditions as the proposed transfer. The right of first offer will terminate upon the consummation of a Qualified IPO and does not apply to a transfer of less than 1% of the class A common stock of Holdings or a drag-along transaction as discussed below.

Tag-Along Right

Pursuant to the Stockholders Agreement, if a stockholder proposes to transfer shares of Holdings’ common stock, each other stockholder will have the right to participate in the transfer on the same terms and conditions up to such stockholder’s pro rata share of the proposed transfer. The Stockholders Agreement permits the stockholder that proposes to transfer its shares to satisfy the tag-along obligations by proceeding with the proposed transfer and, after the closing of such transfer, acquiring the shares of common stock that each other stockholder was entitled to sell pursuant to the tag-along right on the same terms and conditions. The tag-along right will terminate upon the consummation of a Qualified IPO and does not apply to a transfer of less than 1% of the class A common stock of Holdings or a drag-along transaction.

Drag-Along Right

Beginning February 22, 2016, if CMH or CD&R Investor propose to sell at least 90% of the shares of Holdings’ common stock held by the CMH Holders or the CD&R Holders, as applicable, then each other stockholder will be required to sell the same proportion of its shares of Holdings’ common stock on the same terms and conditions, if so requested by the transferring stockholder. In order to exercise the drag-along right, the CMH Holders or CD&R Holders, as applicable, must own at least 30% of the class A common stock of Holdings. The right to initiate a drag-along transaction will terminate upon the consummation of a Qualified IPO.

Notwithstanding the foregoing, prior to the drag-along transaction, CMH or CD&R Investor (for so long as that stockholder, together with its permitted transferees, owns at least 30% of the class A common stock of Holdings), as applicable, will have a call option to acquire all of the shares of common stock proposed to be transferred by the stockholder initiating the drag-along transaction. If the call option is exercised, the shares will be purchased at a price to be determined by three nationally-recognized investment banks using customary valuation methodologies in the manner set forth in the Stockholders Agreement. If CMH or CD&R Investor purchases shares pursuant to a call option and sells all or substantially all of the equity or assets of Holdings within 12 months following the closing of the call option at a higher per share price, the stockholder that exercised the call option will be required to pay to the stockholder whose shares were purchased pursuant to the call option an amount equal to the difference between the call option price and the price received in the subsequent transfer of all or substantially all of Holdings’ equity or assets.

Qualified IPO

After November 24, 2013, CMH or CD&R Investor may cause Holdings to consummate a Qualified IPO, pursuant to which each stockholder will have the right to sell a pro rata portion of its shares of the common stock of Holdings. In order to initiate a Qualified IPO, the CMH Holders or CD&R Holders, as applicable, must own at least 30% of the class A common stock of Holdings.

Notwithstanding the foregoing, prior to the consummation of a Qualified IPO, CMH or CD&R Investor (for so long as that stockholder, together with its permitted transferees, owns at least 30% of the class A common stock of Holdings), as applicable, will have a call option to acquire all of the shares of common stock owned by the stockholder initiating the Qualified IPO. If the call option is exercised, the shares will be purchased at a price to be determined by three nationally-recognized investment banks using customary valuation methodologies in the manner set forth in the Stockholders Agreement.

Recapitalization Transaction

After November 24, 2013, CMH or CD&R Investor may effect a recapitalization of Holdings, in which cash of Holdings and its subsidiaries, whether on hand or obtained by incurring additional indebtedness, is distributed to all holders of common stock of Holdings on a pro rata basis. In order to initiate such a recapitalization transaction, the CMH Holders or CD&R Holders, as applicable, must own at least 30% of the class A common stock of Holdings. The right to cause a recapitalization transaction will terminate upon the consummation of a Qualified IPO.

Equity Purchase Rights

Pursuant to the Stockholders Agreement, Holdings will grant each of CMH, the CD&R Investor Parties, SNW and their respective permitted transferees the right to purchase their pro rata share of all or any part of certain new equity securities that Holdings proposes to sell or issue. The preemptive rights of the stockholders will terminate upon the consummation of a Qualified IPO.

Non-Competition

Pursuant to the Stockholders Agreement, for so long as the CD&R Holders own at least 20% of the outstanding capital stock of Holdings, CD&R Investor and its affiliates will not purchase equity shares having a voting interest, or make any investment convertible into equity shares having a voting interest, of more than 19.9% of the voting shares of Ecolab, Inc., The Clorox Company, The Proctor & Gamble Company, Unilever, the personal care business of Sara Lee or Reckitt Benckiser Group plc or any of their respective subsidiaries.

Holdings Registration Rights Agreement

At the closing of the Transactions, Holdings, CMH, the CD&R Investor Parties and an affiliate of Unilever entered into the Holdings Registration Rights Agreement under which Holdings granted CMH and CD&R Investor customary demand registration rights, and such stockholders and other stockholders party to the agreement customary piggyback registration rights. The Holdings Registration Rights Agreement also provides registration rights to the holder of the Warrant in accordance with the terms of the Warrant and, following the occurrence of certain events, the shares of Holdings common stock issuable upon exercise of the Warrant held by such holder will be deemed to be registrable securities for the purposes of the Holdings Registration Rights Agreement. In addition, the Holdings Registration Rights Agreement granted to the holder of the Warrant tag-along rights as described above with respect to the shares of Holdings common stock issuable upon exercise of the Warrant as if the holder were a party to the Stockholders Agreement.

Indemnification Agreements

At the closing of the Transactions, Holdings entered into separate indemnification agreements with each of CMH and CD&R Investor. Under these indemnification agreements, Holdings agrees to indemnify CMH, CD&R Investor, certain of their affiliates and certain of their respective employees, partners and representatives for certain losses with respect to the Transactions, including with respect to securities filings, and certain losses arising out of service as a director or officer of Holdings or its subsidiaries, including certain alleged breaches of fiduciary duties by such indemnified parties. The indemnification agreement with CD&R Investor also provides indemnification for losses arising out of the performance of services by CD&R Investor and certain of its affiliates, employees, partners and representatives for Holdings and its subsidiaries.

Consulting Agreement

At the closing of the Transactions, we and Holdings entered into a consulting agreement with CD&R (“Consulting Agreement”), pursuant to which CD&R will provide certain management, consulting, advisory, monitoring and financial services to Holdings, us and our subsidiaries. In consideration for such services, Holdings will (1) pay CD&R an annual fee of $5 million, which is subject to increase if an employee of CD&R or any of its affiliates is appointed to an executive management position of Holdings, and (2) reimburse CD&R for its reasonable out-of-pocket expenses incurred in the course of rendering such services.

In 2009, in connection with the Transactions, we paid CD&R a transaction fee of $25 million and $0.3 million in transaction-related expenses.

Relationships with SCJ

Until 1999, Diversey was part of SCJ, a leading manufacturer and marketer of branded consumer products for air care, home cleaning, insect control, home food management and personal care founded by Samuel Curtis Johnson in 1886. In November 1999, Diversey was separated from SCJ in a tax-free spin-off to descendants of Samuel Curtis Johnson and the other stockholders of SCJ. Following the closing of the Transactions, CMH, subject to certain limitations, owns a 50.1% voting interest in Holdings, assuming the exercise of the Warrant and by virtue of the irrevocable proxy granted by SNW to CMH to vote its equity interests in Holdings. Both SCJ and CMH are majority owned and controlled, either directly or indirectly, by descendants of Samuel Curtis Johnson. In connection with Diversey’s spin-off from SCJ in November 1999, Diversey entered into a number of agreements relating to the separation and its ongoing relationship with SCJ after the spin-off. A number of these agreements relate to Diversey’s ordinary course of business, while others pertain to its historical relationship with SCJ and its former status as a wholly-owned subsidiary of SCJ. The material terms of these agreements, giving effect to amendments that were made at the closing of the Transactions, are described below.

Leases

Diversey currently has two operating leases with SCJ for space in SCJ’s Sturtevant, Wisconsin (Waxdale) manufacturing facility: (1) one lease used in connection with Diversey’s North American operating segment (“North American lease”); and (2) a lease used in connection with the former Polymer business (“Polymer lease”).

The North American lease covers approximately 174,896 square feet and will expire on May 23, 2013. The Polymer lease covers approximately 144,000 square feet of manufacturing space and is scheduled to expire on June 30, 2010, following the decommissioning of the facilities associated with Diversey’s toll manufacturing agreement with BASF.

We are exploring alternate locations for Diversey’s manufacturing facilities and expect to complete a transition of such facilities from the Waxdale location prior to the expiration of the North American lease. See “Item 1A. Risk Factors—A relocation of our primary U.S. manufacturing facility could adversely affect our business, financial condition and results of operations.”

On December 31, 2009, a lease covering approximately 4,822 square feet of space in Waxdale was terminated.

Each lease may be terminated by SCJ as a result of an event of default under the lease. Diversey may terminate the North American lease on six months’ prior notice, effective on the 30th day of June following the end of the notice period, with or without cause.

For the fiscal years ended December 31, 2009, December 28, 2008 and December 29, 2007, Diversey paid SCJ an aggregate of $2.3 million (of which $1.1 million was related to the Polymer lease), $2.2 million (of which $1.0 million was related to the Polymer lease), and $2.2 million (of which $1.0 million was related to the Polymer lease), respectively, under the Waxdale leases and their predecessor agreements. In addition to the Waxdale leases, Diversey leases facilities in Japan from SCJ under a local sublease agreement.

License Agreements

Under the BLA renewed with SCJ at the close of the Transactions, Diversey is granted a license to sell certain SCJ products and to use specified trade names and housemarks incorporating “Johnson” (including “Johnson Wax Professional”), including the right to use the name “Johnson” in combination with Diversey’s owned trade name “Diversey,” in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both Diversey’s business and SCJ’s consumer business operate, which we refer to as “cross-over” channels of trade. After the transition of Diversey’s name from “JohnsonDiversey” to “Diversey” and Diversey ceasing to use the “JohnsonDiversey” housemark, Diversey will have additional rights, subject to certain limitations, to sell products in the cross-over channels of trade. Those rights will become available in a territory 60 days after Diversey’s exit from the “JohnsonDiversey” housemark in respect of products that are not competitive with certain SCJ consumer products, and two years after Diversey’s exit from the “JohnsonDiversey” housemark in respect of products that are competitive with such SCJ consumer products.

Under the BLA, SCJ grants Diversey a license to use specified SCJ brand names in connection with various products sold in institutional and industrial channels of trade and the cross-over channels of trade and Diversey has the right to grant sublicenses to its subsidiaries. The license to sell such SCJ licensed products will be exclusive in some countries and categories of products and non-exclusive in others. Diversey’s rights and obligations with respect to SCJ licensed products (including Diversey’s ability to sell competing third party and company-branded products) in a particular territory and channel of trade will differ depending on whether such SCJ product is licensed exclusively to Diversey in that territory in the industrial channels of trade.

Diversey pays SCJ a royalty fee of 6% of net sales of SCJ licensed products under the BLA. Diversey and SCJ have agreed that SCJ will generally manufacture SCJ licensed products at a transfer price that will be calculated to give Diversey an average gross profit margin (inclusive of royalty payments) of 38%, subject to certain minimum transfer price limitations and certain incentives if Diversey achieve certain growth targets. For the fiscal years ended December 31, 2009, 2008, and 2007, Diversey paid SCJ total royalty fees of $6.3 million, $7.4 million, and $6.1 million, respectively, under the BLA and its predecessor agreement.

The BLA will terminate by its terms on May 2, 2017. Thereafter, the BLA can be renewed, with SCJ’s consent, for successive one-year terms. Diversey’s license to use the housemark “JohnsonDiversey” will expire on the earlier of our transition to the “Diversey” name in the relevant region or August 2, 2012. At no time will SCJ be permitted to use “JohnsonDiversey” as a housemark, brand name or trade name. Diversey’s license to use the housemark “Johnson Wax Professional” will expire on May 2, 2010. SCJ’s use of the “Johnson Wax Professional” trademark and ability do business using that name will be subject to certain limitations. The BLA will terminate automatically:

•	if any subsidiary is spun off from Diversey with a name including “Johnson”;

•	if Diversey makes any assignment for the benefit of creditors, a trustee or receiver is appointed to administer Diversey’s business or Diversey is in voluntary or involuntary bankruptcy; or

•	with respect to an affected country, if a country or governmental entity nationalizes or acquires a controlling interest in Diversey or Diversey’s sublicensee.

SCJ has the option to terminate the BLA under certain circumstances, including:

•

with respect to the BLA in its entirety or in a particular territory, depending upon the nature of the breach, if Diversey or any of Diversey’s sublicensees are in a material breach of the BLA and such breach is not cured;

•	with respect to a particular region, if Diversey fails to meet minimum regional sales growth targets for three consecutive years in such region;

•	after November 24, 2010, with respect to licensed products in certain non-exclusive territories;

•

if Holdings, Diversey or any of Diversey’s sublicensees enter into certain joint ventures, co-marketing arrangements, or other strategic alliances with certain competitors of SCJ; voting shares or other issued and outstanding equity interests of Holdings, Diversey or any of Diversey’s sublicensees are acquired by certain competitors of SCJ; if the BLA is directly or indirectly assigned, assumed or in any way transferred to certain competitors of SCJ; or if certain competitors of SCJ obtain control over our significant management decisions;

•	with respect to a particular product, if SCJ discontinues or sells such product; or

•

with respect to the BLA in its entirety or in a particular territory, depending upon the nature of the action, if Diversey or any of Diversey’s sublicensees promote, market, sell or distribute, directly or indirectly, including through a joint venture, co-marketing arrangement or other strategic alliance, outside of the industrial channels of trade (except to the extent permitted under the BLA in the cross-over channels of trade) in a territory any product that competes with a product that SCJ has exclusively licensed to Diversey in such territory in the industrial channels, and such breach is not cured.

In some circumstances, however, instead of terminating, the BLA will convert into a license to use only the trade names and housemarks “JohnsonDiversey” and “Johnson Wax Professional” for the licensed periods noted above.

Diversey will have the option to terminate the BLA with respect to a particular region in certain circumstances if the products available to us thereunder represent less than 75% of the previous year’s sales in that region.

Supply Agreements

In connection with the BLA Diversey entered into new supply agreements with SCJ pursuant to which SCJ will generally manufacture the products licensed to Diversey under the BLA. At the closing of the Transactions, Diversey entered into a new supply agreement with SCJ pursuant to which SCJ will supply the products licensed to Diversey under the BLA in the United States and Canada (“North American Supply Agreement”). The pricing provisions for products licensed to us under the BLA are those as described above under “License Agreements.” The North American Supply Agreement will expire on May 2, 2017, subject to renewal, unless terminated earlier, including for breach or default under the agreement, if a specified insolvency-related event involving either party is commenced or occurs, by mutual agreement, or if the BLA is terminated or there are no licensed products available to us under the BLA.

Diversey is in the process of renewing and amending similar agreements containing similar terms and conditions covering other territories. Under some of these agreements, Diversey manufactures and supply raw materials and products to SCJ in several countries, including Japan, the Netherlands and the United States. Under other supply and manufacturing agreements, SCJ manufactures and supplies raw materials and products to Diversey in several countries, including Argentina, Australia, Brazil, Chile, Columbia, Costa Rica, Germany, Greece, Italy, Mexico, Morocco, the Netherlands, New Zealand, Philippines, South Africa, Spain, the United Kingdom and the United States. Diversey expects that each of such existing supply agreements will be renewed for a one-year term, with renewal rights for additional one-year terms. In general, the agreements will terminate for breach or default under the agreements, if a specified insolvency-related event involving either party is commenced or occurs or by mutual agreement. The parties also expect to amend the corresponding agreements pursuant to which Diversey supplies raw materials and products to SCJ so that they are in a similar form to the North American Supply Agreement (excluding the minimum gross profit margin provisions), with modifications reasonably satisfactory to the parties.

For the fiscal years ended December 31, 2009, December 31, 2008, and December 28, 2007, Diversey paid to SCJ an aggregate of $25.2 million, $27.7 million, and $25.3 million, respectively, under these supply and manufacturing agreements for inventory purchases (and their predecessor agreements), and SCJ paid Diversey an aggregate of $3.0 million, $1.9 million, and $2.2 million, respectively, under the agreements for inventory purchases (and their predecessor agreements).

In June 2006, in connection with the divestiture of the Polymer Business, Diversey entered into a toll manufacturing agreement with SCJ, which expired on December 31, 2009. In addition, Diversey separately entered into a toll manufacturing agreement with SCJ covering certain other aspects of Diversey’s business, which will expire on June 30, 2011 unless Diversey is able to negotiate an extension with SCJ. For the fiscal years ended December 31, 2009, 2008, and 2007, Diversey paid SCJ an aggregate of $6.5 million, $6.1 million, and $5.9 million, respectively, under these toll manufacturing agreements (and their predecessor agreements).

Administrative Services and Shared Services Agreements

SCJ has historically provided Diversey with certain business support services under administrative services and shared services agreements in various jurisdictions. At the closing of the Transactions, Diversey amended its administrative services agreement with respect to North America (the “ASA”), that replaced certain existing arrangements. Under the new ASA, SCJ will continue to provide Diversey with a range of support services previously provided to Diversey relating primarily to property administration, medical center services and access to an SCJ child care facility and certain recreational facilities near our Sturtevant, Wisconsin headquarters. The new ASA is generally terminable by either party on six months’ notice, effective on the 30th day of June following the end of the notice period, subject to certain exceptions including certain limitations on each party’s ability to terminate certain services under the ASA until the termination of the North American lease. Unless SCJ otherwise notifies Diversey in accordance with the ASA, the ASA will terminate concurrently with the termination of the North American lease. For the fiscal years ended December 31, 2009, 2008, and 2007, Diversey paid to SCJ an aggregate of $11.7 million, $10.8 million, and $12.1 million, respectively, under the ASA and its predecessor agreements.

Environmental Agreement

Under an environmental agreement with SCJ, SCJ has agreed to bear financial responsibility for, and indemnify us against, certain specified environmental liabilities existing on June 28, 1997, for sites used in Diversey’s institutional and industrial businesses. Under the agreement, Diversey is financially responsible for all other environmental liabilities that arise from or are related to the historic, current and future operation of Diversey’s business and must indemnify SCJ for any losses it incurs associated with these operations. In connection with the sale of the Polymer Business, Diversey assumed all environmental liabilities of Johnson Polymer under this agreement. Under the agreement, SCJ has the authority to manage any environmental projects as to which circumstances make it appropriate for SCJ to manage the project. Amounts paid by Diversey to SCJ under the environmental agreement during the fiscal years ended December 31, 2009, 2008 and 2007 were not material.

Other Agreements

Under a technology disclosure and license agreement with SCJ ( “TDLA”), each party has granted to the other party certain licenses with the right to grant sublicenses to its subsidiaries, to use the technology used by that party as of the 1999 spin-off in connection with products sold by that party under its brand names and in identified channels of trade. The TDLA also provides guidelines pursuant to which the parties may voluntarily disclose and license their other technologies. Other than with respect to the perpetual licenses of certain technologies used prior to the 1999 spin-off, the TDLA terminates on May 2, 2017 unless renewed or otherwise extended by mutual agreement. Thereafter, the TDLA can be renewed, with SCJ’s consent, for successive two-year terms. No fees or royalties are paid under the TDLA.

After Diversey’s 1999 separation from SCJ, SCJ continued to operate institutional and industrial businesses in various countries in which Diversey did not have operations at that time. Under a territorial license agreement, Diversey licenses the intellectual property rights to SCJ to allow it to manufacture and sell Diversey’s products in those countries. SCJ pays a royalty fee based on its and its sublicensees’ net sales of Diversey’s licensed products. This agreement has an expiration date of July 2, 2010, but automatically renews for additional two-year terms unless terminated earlier by the parties on a country by country basis. Since the separation, Diversey has established operations in several countries and has purchased the inventory and other assets relating to the institutional and industrial businesses in those countries from SCJ. The amount paid by SCJ to Diversey under the territorial license agreement for each of the fiscal years 2009, 2008 and 2007 were not material.

CMH was party to a joint operating agreement with SCJ, dated June 17, 1999, governing the use of several airplanes. This agreement terminated as of December 28, 2007 and CMH sold its 15.3% ownership interest in those airplanes to SCJ for $4.9 million. Consequently, in 2008, except for minor miscellaneous charges, no material amounts were paid to SCJ relating to this agreement. For the fiscal year ended December 28, 2007, Diversey paid $1.2 million for operating costs and capital charges, in connection with the joint operating agreement.

Relationships with Other Johnson Family Businesses

We have a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. Service fees paid to the Johnson Financial Group for each of the fiscal years 2009, 2008 and 2007 were not material. We had no loans outstanding with Johnson Financial Group for the fiscal years ended December 31, 2009, 2008 and 2007.

On December 20, 2007, we acquired a 50,000 square foot office building located on 12.80 acres of property from Willow Holdings, LLC for a purchase price of $5.8 million. The property, located at 1326 Willow Road, Mount Pleasant, Wisconsin, is adjacent to the Company’s headquarters and was formerly leased by Diversey for use as the head office for Diversey’s North America Region. Willow Holdings, LLC is a Wisconsin limited liability company with membership interests directly and indirectly controlled by Imogene P. Johnson. Imogene P. Johnson is the mother of the Company’s Chairman, Mr. Johnson.

Relationships with Unilever

From the consummation of the DiverseyLever acquisition until the closing of the Transactions, an affiliate of Unilever owned a 33 1/3% equity interest in Holdings.

At the closing of the Transactions, an affiliate of Unilever was granted the Warrant for the purchase of 4.0% of the outstanding voting common stock of Holdings. The terms of this warrant are described below. Pursuant to the Redemption Agreement, except for certain tax and environmental indemnity obligations that survived under the Acquisition Agreement with Unilever, indemnity obligations under the acquisition agreement were generally terminated at the closing of the Transactions. Diversey has made certain pending environmental claims against Unilever. See “Item 1. Business—Environmental Regulation—Environmental Remediation and Proceedings.” There are no tax or environmental claims by Unilever against Diversey arising out of those indemnity obligations.

Warrant

The Warrant entitles the holder of the Warrant to purchase 4,156,863 shares of the Company’s class A common stock at an initial exercise price of $0.01 per share, subject to adjustment a set forth in the Warrant. The Warrant is exercisable on or after (1) an underwritten public offering of the class A common stock of Holdings, (2) a transfer of shares of the class A common stock of Holdings by CMH or CD&R Investor to which the tag-along right or the drag-along right set forth in the Stockholders Agreement apply or (3) a change of control of Holdings. Moreover, the Warrant is exercisable only in connection with a sale of the shares of class A common stock of Holdings underlying the Warrant (the “Warrant Shares”) to certain persons or entities that are not affiliates of CMH or CD&R Investor. Except as otherwise permitted by the terms of the Warrant, prior to the sixth anniversary of the closing of the Transactions, the Warrant or the Warrant Shares, as the case may be, may not be transferred to a purchaser other than certain financial sponsors and entities that purchase the Warrant or the Warrant Shares as an investment activity. The fair value of this Warrant is carried in the financial statements at $39.6 million.

A transfer of the Warrant or the Warrant Shares is subject to a right of first offer to purchase the Warrant or the Warrant Shares by CMH, except if such transfer is being made in connection with (1) an underwritten public offering of the class A common stock of Holdings, (2) a transfer of shares of the class A common stock of Holdings by CMH or CD&R Investor to which the tag-along right or the drag-along right set forth in the Stockholders Agreement apply or (3) a change of control of Holdings.

If either CMH or CD&R Investor proposes to sell 90% or more of the shares of class A common stock of Holdings held by it and its permitted transferees and equity purchase assignees in accordance with the drag-along rights set forth in the Stockholders Agreement, then the holder of the Warrant will be required to sell the portion of the Warrant representing the same proportion of the Warrant Shares (or sell such Warrant Shares if elected by the purchaser in the transaction) for the same per share consideration as CMH or CD&R Investor, as the case may be. The holder of the Warrant will be required to provide representations, warranties and indemnification only as to its ownership of the Warrant and the Warrant Shares and authority to transfer the Warrant Shares with respect to such transfer.

The holder of the Warrant is entitled to the benefit of the tag-along rights provided to stockholders of Holdings under the Stockholders Agreement, except that the holder of the Warrant will not be required to provide representations, warranties and indemnification with respect to such transfer other than those that relate to its ownership of and authority to transfer the Warrant Shares.

If Holdings proposes to sell or issue new equity securities, the holder of the Warrant has the right to purchase a warrant with substantially the same terms and conditions as the Warrant that is exercisable for a number of equity securities that is equal to the holder’s pro rata share of all or any part of such new equity securities. These equity purchase rights of the holder of the Warrant will terminate upon the consummation of an initial public offering of Holdings’ common stock with aggregate cash proceeds of at least $100 million, which we refer to as a Qualified IPO.

In connection with the valid exercise of the Warrant prior to or after a public offering by Holdings, the Warrant Shares are subject to the restrictions set forth in, and entitled to the benefits of, the Holdings Registration Rights Agreement.

In addition, Diversey is a party to certain commercial agreements with Unilever. The material terms of these agreements are described below.

Agency Agreements

In connection with the DiverseyLever acquisition, Diversey and various of its subsidiaries entered into the Prior Agency Agreement with Unilever whereby, subject to limited exceptions, Diversey and various of Diversey’s subsidiaries act as Unilever’s sales agents in the sale of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users in most countries where DiverseyLever conducted its business prior to the closing of the acquisition. The Prior Agency Agreement was in effect until December 31, 2007. On January 1, 2008, pursuant to Umbrella Agreement, dated October 11, 2007, between Diversey and Unilever, the Prior Agency Agreement was replaced by (1) the New Agency Agreement, with terms substantially similar to those in the Prior Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and (2) the License Agreement, under which Unilever agreed to grant 31 of Diversey’s subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. Many of the entities covered by the License Agreement have also entered into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008 and, unless terminated or extended, will expire on December 31, 2017. We refer to the New Agency Agreement, the License Agreement and the Umbrella Agreement collectively as the “Unilever Agreements.”

For the fiscal year ended December 28, 2007, we received an aggregate of $91.9 million, in agency fees from Unilever under the Prior Agency Agreement.

Under the Unilever Agreements, for the fiscal years ended December 31, 2009 and 2008, we received an aggregate amount of $27.2 million and $35.0 million, in agency fees (New Agency Agreement) and paid an aggregate amount of $5.0 million and $5.1 million, respectively, in license fees (License Agreement).

Due to pre-existing contractual obligations with SCJ, Diversey and its subsidiaries may not sell any Unilever products, whether directly or as an agent for Unilever, in certain channels of trade that are not exclusively institutional and industrial, and Diversey and its subsidiaries may not sell certain Unilever products, such as general cleaning products, whether directly or as an agent for Unilever, in any channels of trade that are not exclusively institutional and industrial. The Unilever Agreements carve out these restricted channels of trade and products from Diversey’s sales agency and license arrangements and allow Unilever to make sales associated with these channels of trade and products directly or indirectly. Diversey’s agreements with SCJ (including the BLA) do not affect Diversey’s ability to sell products on behalf of Unilever in exclusively institutional and industrial channels of trade.

Unless extended, each of the Unilever Agreements will expire on December 31, 2017. A termination of any Unilever Agreement will result in the termination of each of the other Unilever Agreements. In addition, Unilever can terminate the Unilever Agreements by region if sales drop below 75% of targeted sales for such region for a given year. Unilever may also terminate the Unilever Agreements for specified other reasons, including breach, insolvency and specified changes of control.

Upon the expiration of the Prior Agency Agreement, Diversey and its affiliates would have been entitled to receive an additional fee of approximately $117 million (“the Termination Fee”). After adjustments for various items in accordance with the Umbrella Agreement, the Termination Fee has been carried forward under the Unilever Agreements and will be amortized over a ten-year period. The amortized Termination Fee will be available to Diversey in the event of a sale or discontinuation of brands subject to the Unilever Agreements or in the event of a “no cause” termination of the Unilever Agreements.

Intellectual Property Agreements

In connection with the acquisition of the DiverseyLever business, Diversey entered into various technology license agreements with Unilever, as follows:

•

Under a retained technology license agreements Unilever has granted Diversey a license of certain patents, design rights, copyrights and know-how used in the DiverseyLever business, but that were retained by Unilever. Under this agreement, Unilever has granted DI, subject to certain terms, a nonexclusive, royalty-free, worldwide, perpetual license of these technologies.

•

Under a transferred technology license agreement, Diversey has granted a license to Unilever to use specified intellectual property rights that were transferred to Diversey as part of the acquisition. Under this agreement, Diversey granted to Unilever, under certain terms and conditions and for use in certain markets, a nonexclusive, irrevocable, royalty-free, perpetual license of specified intellectual property rights.

•

Under a dispensed products license agreement, Unilever has granted Diversey a license to use the trademarks, patents and know-how relating to the products Diversey and its subsidiaries sell for use in Diversey’s cleaner dispensing systems. Under this agreement, Unilever granted Diversey a nonexclusive license to use in specified markets, certain trademarks, patents and know-how relevant to the dispensed products Diversey manufactures, for a royalty of 4% of the net sales of the dispensed products. For the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, we paid an aggregate of $0.7 million, $0.8 million and $0.9 million, respectively, to Unilever under the dispensed products license agreement.

Supply Agreements

In connection with the DiverseyLever acquisition, Diversey entered into two supply agreements with Unilever, each of which we refer to singly as a “Unilever Supply Agreement” and which we refer to collectively as “Unilever Supply Agreements.” Under these agreements, Diversey and Unilever, through the members of our respective groups, manufacture, pack, store and ship products for each other. Under one of the Unilever Supply Agreements, Diversey acts as the supplier and Unilever serves as the customer, and under the other Unilever Supply Agreement the roles are reversed.

The Unilever Supply Agreements provide for the supply of all products that Unilever and the DiverseyLever business supplied to one another during the period immediately preceding the closing date of the acquisition. Prices are based on the provisions relating to pricing and terms of payment that existed between Unilever and the DiverseyLever business prior to closing, subject to revision by agreement of the parties.

Each Unilever Supply Agreement remains in effect as to a particular product until that product will not be supplied any longer. Diversey and Unilever may terminate either Unilever Supply Agreement in part or in its entirety under certain specified conditions or subject to certain restrictions, on the giving of six months’ written notice. For the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, we paid Unilever an aggregate of $64.1million, $65.0 million and $20.5 million, respectively (excluding inventories associated with the sales agency agreement), and Unilever paid us an aggregate of $18.5 million, $26.2 million, and $46.9 million, respectively, under the Unilever Supply Agreements.

Director Independence

Because CMH is the owner of more than 50% of our common equity interests, if we were a listed issuer we would be a “controlled company” as that term is used in the corporate governance standards of the New York Stock Exchange (“NYSE”) and therefore not required to have a majority of independent directors. Our board has determined, however, that with the exception of Messrs. Johnson, Louis and Lonergan and Ms. Johnson-Leipold, and Messrs. Berges, Jaquette and Schnall, all of our directors are independent within the meaning of, and applying, the NYSE standards. Mr. Johnson is our Chairman, an executive officer position of our company, and therefore is not independent under the NYSE standards. Mr. Lonergan is the President and Chief Executive Officer of our company and is therefore not independent under the NYSE standards. Ms. Johnson-Leipold is a sibling of Mr. Johnson, our Chairman, and is therefore not independent under the NYSE standards. In addition, as discussed under “— Interests of Our Officers and Directors,” Messrs. Johnson and Louis and Ms. Johnson-Leipold may have interests in our transactions with SCJ and other Johnson family businesses. Moreover, as discussed under “— Interests of Our Officers and Directors,” Messrs. Berges, Jaquette and Schnall may have interests in the Consulting Agreement with CD&R.

In addition, the terms of our Stockholders Agreement require the parties to the agreement to vote their shares and take other necessary action to cause the Holdings board to include the categories of directors described therein. In addition to nomination rights with respect to directors that are not required to be independent, the Stockholders Agreement permits each of CMH and CD&R Investor to nominate up to two individuals who meet the Stockholders Agreement’s requirements regarding “Independent Directors” set forth therein. Messrs. Brown, Howe, Knisely and Levin meet the Stockholders Agreement’s requirements regarding “Independent Directors” set forth in the Stockholders Agreement.

Interests of Our Officers and Directors

Mr. Johnson, our Chairman, and Ms. Johnson-Leipold, and Mr. Louis, and some members of their respective immediate families, are descendants of Samuel Curtis Johnson and shareholders of SCJ and Willow Holdings, LLC. Messrs. Johnson and Louis and Ms. Johnson-Leipold, and members of their respective immediate families, also beneficially own shares of CMH. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As a result of these relationships, these individuals may have an interest in our transactions with SCJ and other Johnson family businesses, including Willow Holdings, LLC.

Messrs. Jaquette and Schnall are financial partners and Mr. Berges is an operating partner of CD&R. As a result of these relationships, these individuals may have an interest in our Consulting Agreement and other transactions with CD&R and its affiliated parties.

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

The Company’s General Counsel (“General Counsel’) performs the initial review of all transactions subject to the Policy. Factors to be considered by the General Counsel in reviewing the transaction include:

•	whether the transaction is in conformity with the Code of Ethics and Business Conduct and is in the best interests of the company;

•	whether the transaction would be in the ordinary course of our business;

•	whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

•	the disclosure standards set forth in Item 404 of Regulation S-K under the Exchange Act or any similar provision; and

•	the effect, if any, on the status of any independent director.

After reviewing the terms of the proposed transaction and taking into account the factors set forth above, the General Counsel will either:

•

approve the transaction if it is to be entered into in the ordinary course of our business, is for an aggregate amount of $120,000 or less, does not involve a director or a shareholder owning in excess of 5 percent of our voting securities or a member of their immediate family, and is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;

•	disallow the transaction if it is not in the best interests of the company; or

•	submit the transaction to the Audit Committee for its review and prior approval.

At each regularly scheduled Audit Committee meeting, the General Counsel reports each known transaction to be entered into by us and to be considered by the Audit Committee, including the proposed aggregate value of each transaction and any other relevant information. After review, the Audit Committee determines whether to approve, ratify or disallow each such transaction in accordance with the Policy.

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

•	a shareholder owning in excess of 5 percent of our voting securities or an immediate family member of such 5 percent shareholder; or

•	an entity which is owned or controlled by a related person or an entity in which a related person has a substantial ownership interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP, independent registered public accounting firm, served as our principal accountants for the fiscal years ended December 31, 2009 and December 31, 2008. During those periods, we incurred the following fees for services rendered by Ernst & Young LLP:

Audit Fees. Audit fees represent fees for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other global statutory or regulatory filings. Audit fees and expenses were $6,354,000 and $197,000, respectively, for the year ended December 31, 2009 and $7,253,000 and $241,000, respectively, for the year ended December 31, 2008. The audit fees for 2009 and 2008 include $309,000 and $153,000, respectively, of fees related to additional audit services performed relating to audits of 2008 and prior years that were incurred and paid in 2009 and 2008, respectively.

Audit-Related Fees. Audit-related fees represent fees for professional services rendered in connection with certain accounting consultations, employee benefit plan audits, and other accounting certifications. Audit-related fees were $141,000 for the year ended December 31, 2009 and $285,000 for the year ended December 31, 2008.

Tax Fees. Tax fees include fees for professional services rendered in connection with general tax advice, tax planning and tax compliance. Tax fees were $1,490,000 for the year ended December 31, 2009 and $1,057,000 for the year ended December 31, 2008.

All Other Fees. These fees include fees for all other professional services rendered by Ernst & Young LLP. All other fees were $34,000 for the year ended December 31, 2009 and $7,000 for the year ended December 31, 2008.

The Audit Committee of the Board of Directors has determined that the provision by Ernst & Young LLP of non-audit services to us in the fiscal years ended December 31, 2009 and December 31, 2008, is compatible with maintaining the independence of Ernst & Young LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be rendered by Ernst & Young LLP. In determining whether to approve such services, the Audit Committee considers the following:

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

During fiscal years 2009 and 2008, all professional services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

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

Other than this annual report on Form 10-K, no other annual reports or proxy soliciting materials have been or will be sent to our security holders.

Item 15 (c) Schedule I – Condensed Financial Information of Registrant

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(dollars in thousands)

	December 31, 2009	December 31, 2008
ASSETS

Cash and cash equivalents	$273	$105
Accounts receivable	—	4
Other current assets	979	—
Goodwill, net	17,328	17,328
Deferred income taxes	9,234	15,562
Investment in subsidiaries	704,804	714,496
Other assets	25,705	9,144

Total assets	$758,323	$756,639

LIABILITIES, CLASS B COMMON STOCK AND STOCKHOLDERS’ EQUITY

Accounts payable – related parties	$92,247	$437
Accrued expenses	2,699	5,539
Long-term borrowings	240,066	388,983
Long term payables – related parties	—	1,050

Total liabilities	335,012	396,009

Commitments and contingencies

Class B common stock subject to put and call options at December 31, 2008 – $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	—	456,875

Stockholders’ equity:

Class A common stock at December 31, 2009 – $0.01 par value; 200,000,000 shares authorized; 99,764,706 shares issued and outstanding	998	—
Class B common stock at December 31, 2009 – $0.01 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Capital in excess of par value	549,512	85,344
Accumulated deficit	(342,515)	(293,806)
Accumulated OCI	215,316	112,217

Total stockholders’ equity (deficit)	423,311	(96,245)

Total liabilities, class B common stock and stockholders’ equity	$758,323	$756,639

The accompanying notes are an integral part of the condensed financial statements

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Operating expenses	36	1,119	32

Operating loss	(36)	(1,119)	(32)
Other expense (income):
Interest expense	45,587	47,824	46,510
Notes redemption and other costs	23,387
(Income) loss from subsidiaries	(7,869)	11,762	86,631

Loss before taxes	(61,141)	(60,705)	(133,173)
Income tax provision (benefit)	(13,960)	(6,233)	(1,312)

Income from continuing operations	(47,181)	(54,472)	(131,861)
Income (loss) from discontinued operations	(1,444)	(5,049)	89

Net income (loss)	$(48,625)	$(59,521)	$(131,772)

The accompanying notes are an integral part of the condensed financial statements

Schedule I - Condensed Financial Information

JOHNSONDIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Cash flows from operating activities:
Net cash used in operating activities	$21,018	$(43,352)	$(21,676)

Cash flows from investing activities:
Dividend income	131,828	43,352	21,676

Net cash provided by investing activities	131,828	43,352	21,676
Cash flows from financing activities:
Proceeds from long-term borrowings	240,066	—	—
Repayments of long-term borrowings	(388,984)	—	—
Repayment of related party long term note	(1,050)	—	—
Payment of costs for equity redemption and issuance	(32,875)	—	—
Proceeds from the issuance of new class A common stock	486,900	—	—
Redemption of class B common stock	(445,948)	—	—
Payment of debt issuance costs	(10,787)	—	—

Net cash used in financing activities	(152,678)	—	—

Change in cash and cash equivalents	168	—	—
Beginning balance	105	105	105

Ending balance	$273	$105	$105

The accompanying notes are an integral part of the condensed financial statements

DIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2009

(dollars in thousands)

(1)	Basis of Presentation

The accompanying condensed financial statements summarize the financial position of Diversey Holdings, Inc. (formerly JohnsonDiversey Holdings, Inc., “Holdings” and the “Company”) as of December 31, 2009 and December 31, 2008, and the results of operations and cash flows for the Company for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007. In these statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

In fiscal 2008, in order to eliminate the historical difference in the presentation of total stockholders’ equity between the Company’s parent company only condensed balance sheet and the Company’s consolidated balance sheets, the Company’s investment in subsidiaries was adjusted to include the accumulated other comprehensive income of its subsidiaries. In the year ended December 31, 2008, the adjustment resulted in the Company increasing its total stockholders’ equity and investment in subsidiaries by $108,746. In the year ended December 28, 2007, the Company restated its condensed balance sheet, increasing total stockholders’ equity and investment in subsidiaries by $295,478.

The Company wholly owns the shares of Diversey, Inc. (formerly JohnsonDiversey, Inc. and “Diversey”) except for one share which is owned by S.C. Johnson & Son, Inc. (“SCJ”). The Company is a holding company and its sole business interest is the ownership and control of Diversey and its subsidiaries.

(2)	Long-term borrowings

New Holdings Senior Notes

In connection with the recapitalization and refinancing of the Company (see Note 3), the Company issued $250,000 of 10.50% senior notes that mature on May 15, 2020 (“New Holdings Senior Notes”). The Company used the net proceeds from this offering to provide funds necessary to consummate a portion of the Transactions, including to fund the repurchase of its common equity ownership interests (Class B common stock subject to put and call options at December 31, 2008) previously held by an affiliate of Unilever. Prior to November 15, 2014, the Company may elect to pay interest on the notes in cash or by increasing the principal amount of the notes. From and after November 15, 2014 cash interest will accrue on the notes and be payable semi-annually in arrears. The Company has the option, at various dates, to redeem portions of the notes prior to maturity. The Company may be required to make an offer on all or part of the notes, at the discretion of the holder, if certain conditions are met, including change in control of the Company and certain asset sales. The notes are not guaranteed by Diversey or any of its subsidiaries.

The net proceeds of the offering, after deducting original issue discount of $10,000, but before estimated offering expenses, were approximately $240,000.

The New Holdings Senior Notes are unsecured and are not guaranteed by any of Company’s subsidiaries. The indenture agreement underlying these notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

In connection with the issuance and sale of these notes, the Company entered into an exchange and registration rights agreement, pursuant to which, the Company agreed to either offer to exchange the notes for substantially similar notes that are registered under the Securities Act of 1933, as amended, or, in certain circumstances, register the resale of the notes.

Previously Outstanding Senior Discount Notes

In connection with the acquisition of DiverseyLever, the Company had issued senior discount notes to Unilever with a principal amount of $240,790 due May 15, 2013. The notes were recorded at a fair value of $201,900 and accreted at a rate of 10.67% per annum, compounded semi-annually on May 15 and November 15 through May 14, 2007. Beginning May 15, 2007, the Company paid interest semi-annually in arrears with the first payment due November 15, 2007. In connection with the refinancing, the Company repaid these notes in full in November 2009.

(3)	Recapitalization and Refinancing Transactions

On October 7, 2009, the Company and Diversey entered into a series of agreements, which we collectively refer to as the “Transactions”, consisting of the following, and which closed on November 24, 2009:

(1)	an Investment and Recapitalization Agreement (the “Investment Agreement”), by and among Holdings, CDR Jaguar Investor Company, LLC (“CD&R Investor”), a Delaware limited liability company, owned by a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), Commercial Markets Holdco, Inc. (“CMH”), and SNW Co., Inc., a wholly owned subsidiary of SCJ (“SNW”), pursuant to which:

(a)	the common equity ownership interests of the Company held by CMH were reclassified into 51.1 million new shares of class A common stock of Holdings; and

(b)	the Company issued 47.7 million shares of its new class A common stock to CD&R Investor and CD&R F&F Jaguar Investor, LLC, an affiliate of CD&R Investor (together with CD&R Investor, the “CD&R Investor Parties”), and 990,000 shares of its new class A common stock to SNW for cash consideration of $477 million and $9.9 million, respectively.

(2)	a Redemption Agreement (as amended, the “Redemption Agreement”), by and among the Company, Diversey, CMH, Unilever, N.V., a company organized under the laws of the Netherlands (“Unilever”), Marga B.V., a company organized under the laws of the Netherlands and an indirect, wholly owned subsidiary of Unilever (“Marga”), and Conopco, Inc., a New York corporation and an indirect, wholly owned subsidiary of Unilever (“Conopco”), pursuant to which Holdings purchased all of the common equity ownership interests of Holdings held by parties affiliated with Unilever in exchange for (a) $390.5 million in cash, (b) the settlement of certain amounts owing by Unilever to the Company and Holdings and owing to Unilever by Holdings and CMH, and (c) a warrant (the “Warrant”) to purchase 4,156,863 shares of Holdings’ new class A common stock, representing 4% of the outstanding common stock of Holdings at the closing of the Transactions assuming exercise of the Warrant.

At the closing of the Transactions, Holdings’ ownership, assuming the exercise of the Warrant, but excluding any impact of the new Stock Incentive Plan, is as follows: CMH, 49.1%; CD&R Investor Parties, 45.9%; SNW, 1.0%; and Unilever, 4.0%. SNW granted an irrevocable proxy to CMH to vote its common stock of Holdings, which, subject to certain limitations, increased CMH’s voting ownership in Holdings from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership in Holdings from approximately 1.0% to 0.0%.

In addition to the agreements described above, the Company and Diversey also entered into the following agreements: (1) a consulting agreement between the Company, Diversey and CD&R, pursuant to which CD&R will provide certain management, consulting, advisory, monitoring and financial services to the Company and its subsidiaries (“Consulting Agreement”); and (2) amended commercial agreements between Diversey and SCJ, relating to, among other things, a facility lease, brand licensing, supply arrangements and administrative services.

The Company also entered into the following agreements: (1) a stockholders’ agreement, by and among the Company, CMH, SNW, CD&R Investor Parties, relating to certain governance rights and (2) a registration rights agreement by and among the Company, CD&R Investor Parties, CMH, SNW and Marga (“Holdings Registration Rights Agreement”).

The Company issued the Warrant to Marga (and subsequently assigned to another Unilever affiliate) for the purchase of 4,156,863 shares of the Company’s class A common stock at an initial exercise price of $0.01 per share. The Warrant is exercisable upon the occurrence of a liquidity event, or upon the exercise of drag-along rights or tag-along rights as described in the Holdings Registration Rights Agreement. The fair value of this Warrant is carried by the Company in its financial statements at $39.6 million, and is included in stockholders’ equity.

In connection with the Transactions, the Company and Diversey refinanced their debt and entered into new debt agreements, as follows:

•	the repurchase or redemption by Diversey of its previously outstanding senior subordinated notes and by the Company of its previously outstanding senior discount notes;

•	the repayment of all outstanding obligations under Diversey’s previously outstanding senior secured credit facilities and the termination thereof;

•	the entry by Diversey into a new $1.25 billion senior secured credit facility

•	the issuance by Diversey of $400 million aggregate principal amount of 8.25% senior notes due 2019; and

•	the issuance by the Company of $250 million aggregate initial principal amount of 10.5% senior notes due 2020.

Item 15 (c) Schedule II - Valuation and Qualifying Accounts

Diversey Holdings, Inc.

(Dollars in Thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts (1)	Deductions (2)	Balance at End of Year
Allowance for Doubtful Accounts
Fiscal Year Ended December 31, 2009	$20,487	$8,684	$1,788	$(10,314)	$20,645
Fiscal Year Ended December 31, 2008	25,646	7,388	(4,570)	(7,977)	20,487
Fiscal Year Ended December 28, 2007	30,648	4,642	3,123	(12,767)	25,646

Tax Valuation Allowance
Fiscal Year Ended December 31, 2009	335,452	53,044	19,133	(57,412)	350,217
Fiscal Year Ended December 31, 2008	295,376	72,656	15,741	(48,321)	335,452
Fiscal Year Ended December 28, 2007	260,870	89,702	(16,031)	(39,165)	295,376

(1)	Includes the effects of changes in currency translation and business acquisitions
(2)	Represents amounts written off from the allowance for doubtful accounts, net of recoveries, or the release of tax valuation allowances in jurisdictions where a change in facts and circumstances lead to the usage or a change in judgment relating to the usage of net operating loss or tax credit carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2010.

Diversey Holdings, Inc.

By	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2010 by the following persons on the behalf of the registrant and in the capacities indicated.

/s/ Edward F. Lonergan	Director, President and Chief Executive Officer
Edward F. Lonergan	(Principal Executive Officer)

/s/ Norman Clubb	Executive Vice President and Chief Financial Officer
Norman Clubb	(Principal Financial and Accounting Officer)

/s/ S. Curtis Johnson III*	Director and Chairman
S. Curtis Johnson III

/s/ James G. Berges *	Director
James G. Berges

/s/ George K. Jaquette *	Director
George K. Jaquette

/s/ Rick Schnall *	Director
Rick Schnall

/s/ Helen Johnson-Leipold*	Director
Helen Johnson-Leipold

/s/ Clifton D. Louis*	Director
Clifton D. Louis

/s/ Robert M. Howe *	Director
Robert M. Howe

/s/ Todd C. Brown *	Director
Todd C. Brown

/s/ Philip W. Knisely *	Director
Philip W. Knisely

/s/ Richard C. Levin *	Director
Richard C. Levin

*	Norman Clubb, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named officers and directors of Diversey Holdings, Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By	/s/ Norman Clubb
Norman Clubb, Attorney-in-fact

DIVERSEY, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Investment and Recapitalization Agreement, dated as of October 7, 2009, by and among JohnsonDiversey Holdings, Inc., CDR Jaguar Investor Company, LLC, SNW Co., Inc. and Commercial Markets Holdco, Inc. (incorporated by reference to Exhibit 2.1 to Company’s Form 8-K, filed with the SEC on October 14, 2009)

3.1	Certificate of Incorporation of JohnsonDiversey, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on July 31, 2002 (File. No. 333-97427) (the “Diversey Form S-4”))

3.2	Certificate of Amendment of the Certificate of Incorporation of Diversey, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on March 2, 2010)

3.3	By-laws of Diversey, Inc. (incorporated by reference as Exhibit 3.20 to the Company’s Form S-4)

3.4	Certificate of Incorporation of JohnsonDiversey Holdings, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of JohnsonDiversey Holdings, Inc. filed with the SEC on September 16, 2003 (Reg. No. 333-108853) (the “JDHI Form S-4”))

3.5	Second Amended and Restated Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

3.6	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Holdings (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on March 2, 2010)

3.7	Amended and Restated By-Laws of Holdings (incorporated by reference as Exhibit 3.2 to Holdings Form S-4)

3.8	Second Amended and Restated By-Laws of Holdings (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

4.1	Common Stock Purchase Warrant of Holdings, dated as of November 24, 2009 and Assignment and Joinder Agreement dated as of December 22, 2009 between Marga B.V. as assignor and Unilever Swiss Holding AG as assignee.

4.2	Registration Rights Agreement, dated as of November 24, 2009, among Holdings and each of the stockholders of Holdings party thereto (incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

4.3	Indenture, dated as of November 24, 2009, among Diversey, the subsidiary guarantors from time to time party thereto and Wilmington Trust FSB, as trustee, relating to the 8.25% senior notes due 2019 of Diversey (incorporated by reference as Exhibit 4.3 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

4.4	Exchange and Registration Rights Agreement, dated as of November 24, 2009, among Diversey, the Guarantors named therein and the purchasers party thereto (incorporated by reference as Exhibit 4.4 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

4.5	Indenture, dated as of November 24, 2009, between Holdings and Wilmington Trust FSB, as trustee, relating to the 10.50% senior notes due 2020 of the Holdings (incorporated by reference as Exhibit 4.5 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

4.6	Exchange and Registration Rights Agreement, dated as of November 24, 2009, between the Holdings and the purchasers party thereto (incorporated by reference as Exhibit 4.6 to Diversey’s Form 8-K, filed with the SEC on December 1, 2009)

10.1	Redemption Agreement, dated as of October 7, 2009, by and among JohnsonDiversey Holdings, Inc., JohnsonDiversey, Inc., Commercial Markets Holdco, Inc., Unilever, N.V., Marga B.V. and Conopco, Inc. (incorporated by reference to Exhibit 10.1 to J the Company’s Form 8-K, filed with the SEC on October 14, 2009)

Exhibit Number	Description of Exhibit
10.2	Amendment No. 1 to the Redemption Agreement, dated November 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on November 25, 2009)

10.3	Stockholders Agreement, dated as of November 24, 2009, among Holdings, CMH, SNW, the CD&R Investor Parties and any stockholder of Holdings who becomes a party thereto (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.4	Indemnification Agreement, dated as of November 24, 2009, among Diversey, Holdings, the CD&R Investor Parties, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R and Clayton Dubilier & Rice, Inc. (incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.5	Indemnification Agreement, dated as of November 24, 2009, among Diversey, Holdings and CMH (incorporated by reference as Exhibit 10.3 to the Company‘s Form 8-K, filed with the SEC on December 1, 2009)

10.6	Consulting Agreement, dated November 24, 2009, among Diversey, Holdings and CD&R (incorporated by reference as Exhibit 10.4 to the Company‘s Form 8-K, filed with the SEC on December 1, 2009)

10.7	Credit Agreement, dated as of November 24, 2009, among, inter alia, Diversey, as a borrower, Holdings, the lenders and issuers party thereto, as lenders, Citibank, N.A., as administrative agent, and the other parties thereto (incorporated by reference as Exhibit 10.8 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.8	Guaranty, dated as of November 24, 2009, made by Diversey, Holdings and certain of their U.S. subsidiaries in favor of the Guarantied Parties (as defined therein) (incorporated by reference as Exhibit 10.9 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.9	Guaranty, dated as of November 24, 2009, made by certain subsidiaries of Diversey organized outside of the United States in favor of the Guarantied Parties (as defined therein) (incorporated by reference as Exhibit 10.10 to the Company‘s Form 8-K, filed with the SEC on December 1, 2009)

10.10	Pledge and Security Agreement, dated as of November 24, 2009, by the Grantors (as defined therein) in favor of the Principal Agent (as defined therein) (incorporated by reference as Exhibit 10.11 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.11	Asset and Equity Interest Purchase Agreement, dated May 1, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 11, 2006)

10.12	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 7, 2006, File No. 333-97427)

10.13	Purchase Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of November 20, 2001 (incorporated by reference as Exhibit 10.1 to the Company’s Form S-4)*

10.14	First Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of February 11, 2002 (incorporated by reference as Exhibit 10.2 to the Company’s Form S-4)

10.15	Second Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of April 5, 2002 (incorporated by reference as Exhibit 10.3 to the Company’s Form S-4)

10.16	Third Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.4 to the Company’s Form S-4)*

Exhibit Number	Description of Exhibit
10.17	Umbrella Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. dated as of October 11, 2007 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 8, 2007)*

10.18	Form of Amended and Restated Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 8, 2007)*

10.19	Form of Master Sub-License Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 8, 2007)*

10.20	Amendment No. 1 to Umbrella Agreement, dated as of November 24, 2009, among Diversey, Unilever and Unilever PLC (incorporated by reference as Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.21	Amendment No. 1 to Master Sales Agency Agreement, dated as of November 24, 2009, among Diversey, Unilever and Unilever PLC (incorporated by reference as Exhibit 10.6 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.22	Amendment No. 1 to Master Sub-License Agreement, dated as of November 24, 2009, among Diversey, Unilever and Unilever PLC (incorporated by reference as Exhibit 10.7 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.23	Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc., dated as of May 3, 2002, with respect to, among other things, the housemarks (incorporated by reference as Exhibit 10.9 to the Company’s Form S-4)*

10.24	Omnibus Amendment of Leases among S.C. Johnson & Son, Inc., Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated November 20, 2001 (incorporated by reference as Exhibit 10.12 to the Company’s Form S-4)

10.25	Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Building 65, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.13 to the Company’s Form S-4)*

10.26	Real Estate and Equipment Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Buildings 59 and 63, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.15 to the Company’s Form S-4)*

10.27	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 52, 53, 54, 66, 66A, 71 & 72, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.16 to the Company’s Form S-4)*

10.28	Lease Amendment, Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 11, 2006)

10.29	Lease Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 11, 2006)

10.30	Amended and Restated Lease Agreement between S.C. Johnson & Son, Inc. and Diversey, Inc., dated as of November 24, 2009 (Waxdale Lease)*

10.31	Amended and Restated Agreement between S.C. Johnson & Son, Inc. and Diversey, Inc., dated as of November 24, 2009 (Brand License Agreement)*

10.32	Amended and Restated Supply Agreement between Diversey, Inc. and S.C. Johnson & Son, Inc., dated as of November 24, 2009 (S.C. Johnson & Son, Inc. as manufacturer)*

Exhibit Number	Description of Exhibit
10.33	Receivables Sale Agreement dated as of December 10, 2008 between JohnsonDiversey Canada, Inc., as Originator and JWPR Corporation, as Buyer (incorporated by reference as Exhibit 10.18 to the Annual Report on Form 10-K of the Company filed with the SEC on March 27, 2009)

10.34	Amended and Restated Receivables Sale Agreement dated as of December 10, 2008 between JohnsonDiversey, Inc., as Originator and JWPR Corporation, as Buyer (incorporated by reference as Exhibit 10.19 to the Annual Report on Form 10-K of the Company filed with the SEC on March 27, 2009)

10.35	Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, the Commercial Paper Conduits From Time To Time Party Hereto, as Conduits, Certain Financial Institutions Party Hereto, and The Bank Of Nova Scotia, as a Managing Agent and as the Agent (incorporated by reference as Exhibit 10.20 to the Annual Report on Form 10-K of the Company filed with the SEC on March 27, 2009)

10.36	Amendment No.1 to Third Amended and Restated Receivables Purchase Agreement dated July 15, 2009, entered into among JWPR CORPORATION, as Seller and Servicer, LIBERTY STREET FUNDING LLC, as the sole Conduit, and THE BANK OF NOVA SCOTIA, as agent and as the sole Financial Institution (in such capacity, the “Financial Institution” and together with the Conduit, the “Purchasers”), agreed and acknowledged by JohnsonDiversey, Inc. (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 13, 2009)

10.37	Amendment No.2, dated as of August 17, 2009, to the Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, Liberty Street Funding LLC, as sole Conduit and The Bank of Nova Scotia as Agent and the sole Financial Institution.

10.38	Omnibus Consent and Amendment No.3, dated as of November 24, 2009, to the Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, Liberty Street Funding LLC, as sole Conduit and The Bank of Nova Scotia as Agent and the sole Financial Institution.

10.39	Amendment No.4, dated as of December 4, 2009, to the Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, Liberty Street Funding LLC, as sole Conduit and The Bank of Nova Scotia as Agent and the sole Financial Institution

10.40	Deed of Assignment dated July 15, 2009, entered into between JWPR CORPORATION and JohnsonDiversey UK Limited, agreed and acknowledged by LIBERTY STREET FUNDING LLC and THE BANK OF NOVA SCOTIA (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 13, 2009)

10.41	Deed of Release and Assignment of Trust Property dated July 15, 2009, entered into among JWPR CORPORATION as buyer, THE BANK OF NOVA SCOTIA as agent, and JohnsonDiversey UK Limited as Company, which replaces Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2009 (incorporated by reference as Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 13, 2009)

10.42	Receivables Purchase Agreement, dated September 8, 2009, among JDER Limited, as seller, Hannover Funding Company LLC, as purchaser, Norddeutsche Landesbank Girozentrale, as agent, and JohnsonDiversey UK Limited, JohnsonDiversey France S.A.S. and JohnsonDiversey España S.L., as originators and as servicers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on September 10, 2009)

10.43	Post Closing Agreement, dated September 8, 2009, to the Receivables Purchase Agreement dated September 8, 2009 among JDER Limited, as seller, Hannover Funding Company LLC, as purchaser, Norddeutsche Landesbank Girozentrale, as agent, and JohnsonDiversey UK Limited, JohnsonDiversey France S.A.S. and JohnsonDiversey España S.L., as originators and as servicers

10.44	First Amendment, dated November 12, 2009, to the Receivables Purchase Agreement dated September 8, 2009 among JDER Limited, as seller, Hannover Funding Company LLC, as purchaser, Norddeutsche Landesbank Girozentrale, as agent, and JohnsonDiversey UK Limited, JohnsonDiversey France S.A.S. and JohnsonDiversey España S.L., as originators and as servicers

Exhibit Number	Description of Exhibit
10.45	Omnibus Amendment, dated as of November 24, 2009, to the (i) Receivables Purchase Agreement, dated as of September 8, 2009, (as amended by the Post Closing Agreement dated September 8, 2009, and the First Amendment to Receivables Purchase Agreement dated November 12, 2009), (ii) the Sale Agreements, each dated September 8, 2009, (iii) the Performance Guaranty, dated September 8, 2009 and (iv) the Intercreditor Agreement, dated September 8, 2009, by and among JDER Limited, as the seller, JohnsonDiversey UK Limited, as an originator and a servicer, JohnsonDiversey France S.A.S., as an originator and a servicer, JohnsonDiversey España S.L., as an originator and a servicer, Hannover Funding Company LLC, as the purchaser, Norddeutsche Landesbank Girozentrale, as agent, and acknowledged and agreed to by JohnsonDiversey, Inc., as performance guarantor, Citicorp USA, INC., as original senior credit agent under the Intercreditor Agreement and Citibank, N.A., as administrative agent under the Intercreditor Agreement

10.46	Receivables Sale Agreement, dated September 8, 2009, between JDER Limited, as assignee, and JohnsonDiversey UK Limited, as originator (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on September 10, 2009)

10.47	French Receivables Sale Agreement, dated September 8, 2009, between JDER Limited, as assignee, and JohnsonDiversey France S.A.S., as the French originator (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on September 10, 2009)

10.48	Spanish Sale Agreement, dated September 8, 2009, among JohnsonDiversey España S.L., as Spanish originator, JDER Limited and Norddeutsche Landesbank Girozentrale, as agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on September 10, 2009)

10.49	Performance Guaranty Agreement, dated September 8, 2009, by JohnsonDiversey, Inc., as guarantor, in favor of Norddeutsche Landesbank Girozentrale, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on September 10, 2009)

10.50	Stock Purchase Agreement by and among JWP Investments, Inc., Sorex Holdings, Ltd. and Whitmire Holdings Inc. dated as of June 9, 2004 (incorporated by reference as Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 25, 2004(File No. 333-97247))

10.51	Commercial Markets Holdco, Inc. Second Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-4 of the Company filed with the SEC on November 21, 2002 (File No. 333-97247))**

10.52	Form of Stock Option Agreement under Commercial Markets Holdco, Inc. Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.32 to the Company’s Form S-4)**

10.53	Amended and Restated Performance Bonus Opportunity Plan for Key Executives and Officers (incorporated by reference as Exhibit 10.54 to the Annual Report on Form 10-K of the Company filed with the SEC on March 22, 2007)**

10.54	Long-Term Cash Incentive Plan, Effective as of January 1, 2006 (incorporated by reference as Exhibit 10.56 to the Annual Report on Form 10-K of the Company filed with the SEC on March 22, 2007)**

10.55	Profit Sharing Plan, Effective as of January 1, 2007 (incorporated by reference as Exhibit 10.57 to the Annual Report on Form 10-K of the Company filed with the SEC on March 22, 2007)**

10.56	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson, dated December 6, 2001 (incorporated by reference as Exhibit 10.30 to the Company’s Form S-4)**

10.57	Level I Employment Agreement between JohnsonDiversey, Inc. and Edward F. Lonergan, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 18, 2008)**

10.58	Level I Employment Agreement between JohnsonDiversey, Inc. and Scott D. Russell, dated September15, 2008 (incorporated by reference to Exhibit 10.1 to Company’s Form 8-K filed with the SEC on September 18, 2008)**

10.59	Level I Employment Agreement between JohnsonDiversey, Inc. and Pedro Chidichimo, dated September15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 18, 2008)**

Exhibit Number	Description of Exhibit
10.60	Level I Employment Agreement between JohnsonDiversey, Inc and Norman Clubb, dated January 4, 2010 (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 7, 2010) **

10.61	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and David S. Andersen, dated November 8, 1999 (incorporated by reference as Exhibit 10.36 to the Company’s Form S-4)**

10.62	Form of Level I Employment Agreement provided to certain executive officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 6, 2008)**

10.63	Form of Level II Employment Agreement provided to certain officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 6, 2008)**

10.64	Form of Level III Employment Agreement provided to certain officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 6, 2008)**

10.65	Separation and Release Agreements between JohnsonDiversey, Inc. and Thomas Gartland, dated April 1, 2008, and April 30, 2008, respectively (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 8, 2008)**

10.66	Separation and Release Agreements between JohnsonDiversey, Inc. and Edward J. Kennedy, both dated November 17, 2008 (incorporated by reference as Exhibit 10.36 to the Annual Report on Form 10-K of the Company filed with the SEC on March 27, 2009)**

10.67	Separation and Release Agreements between Diversey and Joseph F. Smorada, the former Executive Vice President and Chief Financial Officer of Diversey and Holdings (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 19, 2010) **

10.68	Retirement Agreement between JohnsonDiversey, Inc. and JoAnne Brandes, dated as of January 25, 2007 (incorporated by reference as Exhibit 10.47 to the Annual Report on Form 10-K of the Company filed with the SEC on March 22, 2007)**

10.69	Stock Incentive Plan and ancillary forms and agreements of Diversey Holdings, Inc. dated as of January 11, 2010.

10.70	Director Stock Incentive Plan and ancillary forms and agreements of Diversey Holdings, Inc. dated as of February 18, 2010.

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of the Company filed with the SEC on April 3, 2003(File No. 333-97427))

21.1	Subsidiaries of Diversey, Inc.

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.
**	Management contract or compensatory plan.

DIVERSEY HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2009, December 31, 2008 and December 28, 2007

Report of Independent Auditors

The Board of Directors and Shareholders of Diversey Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Diversey Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversey Holdings, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diversey Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 18, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Diversey Holdings, Inc.

We have audited Diversey Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Diversey Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Diversey Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diversey Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 18, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 18, 2010

DIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$249,713	$107,923
Restricted cash	39,654	49,463
Accounts receivable, less allowance of $20,645 and $20,487, respectively	556,720	553,170
Accounts receivable – related parties	21,943	17,484
Inventories	255,989	255,330
Deferred income taxes	30,288	29,114
Other current assets	171,232	136,062
Current assets of discontinued operations	60	1,746

Total current assets	1,325,599	1,150,292
Property, plant and equipment, net	415,645	412,022
Capitalized software, net	53,298	43,864
Goodwill	1,271,032	1,226,014
Other intangibles, net	220,769	231,590
Long-term receivables – related parties	—	79,808
Other assets	158,045	65,901
Non current assets of discontinued operations	3,919	5,681

Total assets	$3,448,307	$3,215,172

LIABILITIES, CLASS B COMMON STOCK SUBJECT TO PUT AND CALL OPTIONS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$27,661	$26,448
Current portion of long-term debt	9,811	19,805
Accounts payable	380,378	359,032
Accounts payable – related parties	35,900	28,492
Accrued expenses	472,735	460,367
Current liabilities of discontinued operations	6,174	3,746

Total current liabilities	932,659	897,890
Pension and other post-retirement benefits	248,414	294,086
Long-term borrowings	1,593,697	1,424,556
Long-term payables – related parties	—	29,920
Deferred income taxes	101,312	70,927
Other liabilities	144,392	130,966
Non current liabilities of discontinued operations	4,522	6,197

Total liabilities	3,024,996	2,854,542

Commitments and contingencies

Class B common stock subject to put and call options at December 31, 2008 – $0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	—	456,875

Stockholders’ equity:
Class A common stock at December 31, 2009 – $0.01 par value; 200,000,000 shares authorized; 99,764,706 shares issued and outstanding	998	—
Class B common stock at December 31, 2009 – $0.01 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Capital in excess of par value	549,512	85,344
Retained deficit	(342,515)	(293,806)
Accumulated other comprehensive income	215,316	112,217

Total stockholders’ equity (deficit)	423,311	(96,245)

Total liabilities, class B common stock subject to put and call options and stockholders’ equity	$3,448,307	$3,215,172

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Net sales:
Net product and service sales	$3,083,711	$3,280,857	$2,949,812
Sales agency fee income	27,170	35,020	91,928

	3,110,881	3,315,877	3,041,740
Cost of sales	1,828,933	1,990,082	1,764,224

Gross profit	1,281,948	1,325,795	1,277,516
Selling, general and administrative expenses	988,131	1,068,851	1,117,734
Research and development expenses	63,328	67,077	65,539
Restructuring expenses	32,914	57,291	27,165

Operating profit	197,575	132,576	67,078
Other (income) expense:
Interest expense	142,523	153,224	153,112
Interest income	(4,555)	(7,680)	(10,043)
Notes redemption and other costs	48,789	—	—
Other (income) expense, net	(4,699)	5,671	(787)

Income (loss) from continuing operations before income taxes	15,517	(18,639)	(75,204)
Income tax provision	62,169	51,298	64,534

Loss from continuing operations	(46,652)	(69,937)	(139,738)
Income (loss) from discontinued operations, net of income taxes of ($260), $11,273 and $2,876	(1,973)	10,416	7,966

Net loss	$(48,625)	$(59,521)	$(131,772)

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Comprehensive Income/(Loss)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity/(Deficit)
Balance, December 29, 2006		$—	$—	$(129,443)	$178,325	$48,882
Comprehensive income (loss) –
Net loss	$(131,772)	—	—	(131,772)	—	(131,772)
Foreign currency translation adjustments, net of tax	132,248	—	—	—	132,248	132,248
Unrealized losses on derivatives, net of tax	(1,924)	—	—	—	(1,924)	(1,924)
Adjustment to minimum pension liability, net of tax	36,400	—	—	—	36,400	36,400

Total comprehensive income	$34,952

Capital contributions			515	—	—	515
Dividends declared		—	—	(77)	—	(77)
FIN 48 opening balance sheet adjustment		—	—	160	—	160
Fair value adjustment to class B common stock subject to put and call options			10,177	29,171	—	39,348
Adjustment to adopt ASC Topic 715, net of tax of ($1,270)		—	—	—	(46,100)	(46,100)

Balance, December 28, 2007		$—	$10,692	$(231,961)	$298,949	$77,680
Comprehensive loss –
Net loss	$(59,521)	—	—	(59,521)	—	(59,521)
Foreign currency translation adjustments, net of tax	(107,062)	—	—	—	(107,062)	(107,062)
Unrealized losses on derivatives, net of tax	(2,554)	—	—	—	(2,554)	(2,554)
Adjustment to reflect funded status of pension plans, net of tax	(75,172)	—	—	—	(75,172)	(75,172)

Total comprehensive loss	$(244,309)

Capital contributions			400	—	—	400
Dividends declared		—	—	(82)	—	(82)
Fair value adjustment to class B common stock subject to put and call options			74,252	—	—	74,252
Adjustment for ASC Topic 715 – remeasurement date		—	—	(2,242)	(1,944)	(4,186)

Balance, December 31, 2008		$—	$85,344	$(293,806)	$112,217	$(96,245)
Comprehensive income –
Net Income	$(48,625)	—	—	(48,625)	—	(48,625)
Foreign currency translation adjustments, net of tax	69,860	—	—	—	69,860	69,860
Unrealized gains on derivatives, net of tax	3,268	—	—	—	3,268	3,268
Adjustment to reflect funded status of pension plans, net of tax	29,971	—	—	—	29,971	29,971

Total comprehensive income	$54,474

Capital contributions		—	215	—	—	215
Proceeds from the issuance of new class A common stock		998	485,902	—	—	486,900
Warrants for new class A common stock		—	39,600	—	—	39,600
Fair value adjustment to class B common stock subject to put and call options		—	(28,674)	—	—	(28,674)
Payment of costs for equity redemption and issuance		—	(32,875)	—	—	(32,875)
Dividends declared		—	—	(84)	—	(84)

Balance, December 31, 2009		$998	$549,512	$(342,515)	$215,316	$423,311

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Cash flows from operating activities:
Net loss	$(48,625)	$(59,521)	$(131,772)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities–
Depreciation and amortization	93,030	104,277	128,981
Amortization of intangibles	19,067	23,959	27,765
Amortization of debt issuance costs	16,832	5,211	4,974
Interest accreted on notes payable	66	4,244	24,606
Interest accrued on long-term receivables-related parties	(2,551)	(2,749)	(2,583)
Deferred income taxes	2,765	(21,620)	41,618
(Gain) loss on disposal of discontinued operations	(176)	(10,471)	84
(Gain) loss from divestitures	208	(1,282)	454
(Gain) loss on property, plant and equipment disposals	726	736	(4,218)
Compensation costs associated with a former long-term incentive plan	215	400	515
Other	6,152	6,030	14,366
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Restricted cash	(27,404)	(49,463)	—
Accounts receivable securitization	(24,997)	(10,200)	(10,400)
Accounts receivable	33,048	21,948	(38,654)
Inventories	13,952	(2,430)	(7,118)
Other current assets	(26,248)	(13,364)	(5,727)
Accounts payable and accrued expenses	58,353	(13,199)	(4,640)
Other assets	(29,358)	13,689	(18,540)
Long-term, acquisition-related receivables from Unilever	86,079	—	—
Other liabilities	3,281	8,600	(8,092)
Long-term, acquisition-related payables from Unilever	(30,630)	—	—

Net cash provided by (used in) operating activities	143,785	4,795	11,619
Cash flows from investing activities:
Capital expenditures	(68,689)	(98,015)	(103,075)
Expenditures for capitalized computer software	(25,605)	(23,196)	(8,084)
Proceeds from property, plant and equipment disposals	8,216	3,048	11,083
Acquisitions of businesses and other intangibles	(1,737)	(7,584)	(4,081)
Proceeds from (costs of) divestiture of businesses	(1,348)	127,564	1,795

Net cash provided by (used in) investing activities	(89,163)	1,817	(102,362)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(1,804)	10,985	(20,702)
Proceeds from long-term borrowings	1,603,396	1,050	—
Repayments of long-term borrowings	(1,444,361)	(13,820)	(13,016)
Repayment of related party long-term note	(1,050)	—	—
Payment of costs for equity redemption and issuance	(32,875)	—	—
Proceeds from the issuance of new class A common stock	486,900	—	—
Redemption of class B common stock	(445,948)	—	—
Payment of debt issuance costs	(82,377)	(123)	(500)
Dividends paid	(370)	—	(77)

Net cash (provided by) used in financing activities	81,511	(1,908)	(34,295)
Effect of exchange rate changes on cash and cash equivalents	5,657	6,043	13,796

Change in cash and cash equivalents	141,790	10,747	(111,242)
Beginning balance	107,923	97,176	208,418

Ending balance	$249,713	$107,923	$97,176

Supplemental cash flows information
Cash paid during the period:
Interest	$97,398	$136,264	$115,091
Income taxes	35,019	39,568	30,321

Non-cash financing activities:
Contribution from Holdco associated with a former long-term incentive plan	$215	$400	$515

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(currencies in thousands)

(1)	Description of the Company

The accompanying consolidated financial statements include all of the operations, assets and liabilities of Diversey Holdings, Inc., formerly known as Johnson Professional Holdings, Inc., (“Holdings” or the “Company”). The Company wholly owns the shares of Diversey, Inc. (“Diversey”) (formerly S.C. Johnson Commercial Markets, Inc. and JohnsonDiversey, Inc), except for one share which is owned by S.C. Johnson & Son, Inc. (“SCJ”). The Company is a holding company and its sole business interest is the ownership and control of Diversey and its subsidiaries. Diversey is a leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products and equipment and related services for the institutional and industrial cleaning and sanitation market.

Prior to November 5, 1999, Diversey was a wholly owned subsidiary of SCJ. On November 5, 1999, ownership of Diversey including all of its assets and liabilities, was spun-off in a tax-free reorganization. In connection with the spin-off, Commercial Markets Holdco, Inc. (“CMH”) obtained substantially all of the shares of Diversey from SCJ.

On November 19, 2001, the Company was formed and named Johnson Professional Holdings, Inc., at which time CMH contributed its shares in Diversey to the Company. At the time of such contribution, the Company was a wholly owned subsidiary of CMH.

On May 3, 2002, the Company, Diversey and various of its subsidiaries acquired the DiverseyLever business from Conopco, Inc., a subsidiary of Unilever N.V. and Unilever PLC (together, “Unilever”). At the closing of the acquisition, S.C. Johnson Commercial Markets, Inc. changed its name to JohnsonDiversey, Inc., and Johnson Professional Holdings, Inc. changed its name to JohnsonDiversey Holdings, Inc. In connection with the acquisition, Unilever acquired a 33 1/3% interest in the Company, with the remaining 66 2/3% continuing to be held by CMH.

On November 24, 2009, pursuant to a series of agreements signed on October 7, 2009, the Company issued new shares of common stock to a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), and to SNW Co., Inc. (“SNW”), a wholly owned subsidiary of SCJ, and redeemed all the equity interests of Unilever in the Company through the payment of cash and the issuance of a warrant to purchase shares of stock in the Company (“Warrant”). At the closing of these transactions, the equity ownership of the Company, assuming the exercise of the Warrant, was as follows: CMH, 49.1%, CD&R, 45.9%, SNW, 1%, and Unilever, 4%. See Note 25. In connection with these transactions, SNW granted an irrevocable proxy to CMH to vote its common stock of the Company, which, subject to certain limitations, increased CMH’s voting ownership in the Company from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership the Company from approximately 1.0% to 0.0%.

On March 1, 2010, the Company changed its name from “JohnsonDiversey Holdings, Inc.” to “Diversey Holdings, Inc.,” and our subsidiary, JohnsonDiversey, Inc., changed its name to “Diversey, Inc.”

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations, which exclude the divestiture of DuBois Chemicals (“DuBois”) (see Note 6).

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

Year-End

Beginning with fiscal year 2008, the Company changed its fiscal year-end date from the Friday nearest December 31 to December 31.

Operations included the calendar year ended December 31, 2009, 52 weeks and five days in the fiscal year ended December 31, 2008, and 52 weeks in the fiscal year ended December 28, 2007.

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

Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. The Company periodically reviews estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. No significant revisions to estimates or assumptions were made during the periods presented in the accompanying consolidated financial statements.

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

On May 3, 2002, the Company acquired the DiverseyLever business. The Company did not acquire the Unilever consumer branded business of DiverseyLever. Prior to the acquisition, Unilever’s consumer brand products were sold, directly or indirectly, by DiverseyLever to institutional and industrial end users. In connection with the acquisition, the Company entered into a sales agency agreement with Unilever relating to these products. In October 2007, the Company and Unilever entered into certain new agreements, replacing the previous sales agency agreement (see Note 3).

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

Accrued customer rebates and discounts, which are included within accrued expenses on the consolidated balance sheets, were $120,536 and $106,057 at December 31, 2009 and December 31, 2008, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising expense was $1,467, $2,412 and $1,687 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

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

Inventories

Inventories are carried at the lower of cost or market. As of December 31, 2009 and December 31, 2008, the cost of certain domestic inventories determined by the last-in, first-out (“LIFO”) method was $14,106 and $23,861, respectively. This represented 5.4% and 9.2% of total inventories, respectively. For the balance of the Company’s inventories, cost is determined using the first-in, first-out (“FIFO”) method. If the FIFO method of accounting had been used for all inventories, they would have been $3,289 and $3,681 higher than reported at December 31, 2009 and December 31, 2008, respectively.

The components of inventory are as follows:

	December 31, 2009	December 31, 2008
Raw materials and containers	$53,198	$57,832
Finished goods	202,791	197,498

Total inventories	$255,989	$255,330

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

Capitalized Software

The Company capitalizes certain internal and external costs to acquire or create computer software for internal use. These costs are accounted for under the provisions of Financial Accounting Statement Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 350-040, Internal-Use Software. ASC Topic 350-040 permits the capitalization of certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. Accordingly, certain costs of this internal-use software are capitalized beginning at the software application development phase.

Capitalized software costs are amortized using the straight-line method over the expected useful life of the software, which is generally three to five years.

Goodwill

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. In accordance with ASC Topic 350-020, Goodwill, goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests in certain circumstances. The Company conducts its annual impairment test for goodwill at the beginning of the fourth quarter. Based on the Company’s business approach to decision-making, planning and resource allocation, the Company has determined that it has five reporting units for purposes of evaluating goodwill for impairment, which is aligned with its five operating and reporting geographic segments. Goodwill balances are typically recorded at the reporting unit level; however, where applicable, balances may be allocated in proportion to the goodwill balances recorded at the reporting unit level.

The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using a combination of a discounted cash flow approach and a market approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the potential impairment loss. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

The Company performed the required annual impairment test for fiscal years 2009 and 2008 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other Intangibles

ASC Topic 350-030, General Intangibles Other than Goodwill, requires purchased intangible assets other than goodwill to be amortized over their useful lives unless those lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which primarily include customer lists, contractual arrangements, trademarks, patents and licenses, have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 1 to 37 years. Indefinite-lived intangible assets, which primarily include trademarks, are evaluated annually for impairment and between annual tests in certain circumstances.

The Company tests the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology using market-based royalty rates.

The Company conducts its annual impairment test for indefinite-lived intangible assets at the beginning of the fourth quarter. The Company performed required impairment tests for fiscal years 2009, 2008 and 2007, recording charges of $0, $0 and $179, respectively, to selling, general and administrative expenses in the consolidated statements of operations. None of the charges related to restructuring activities. There can be no assurance that future indefinite-lived intangible asset impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

Property, plant and equipment and other long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In fiscal years 2009, 2008 and 2007, the Company recorded impairment charges of $1,198, $6,347 and $12,774, respectively, which are recorded as part of selling, general and administrative expenses in the consolidated statements of operations. Except for $396 related to impairment of customer lists, contracts, licenses, and other intangibles in 2009, impairment charges for 2009, 2008 and 2007 were associated with the Company’s restructuring activities. The impairment charges are summarized as follows:

Impaired Asset Type	Amount of loss	Business segment	Method for determing fair value
Fiscal Year 2009

Buildings and Leasehold improvements	$700	Japan	Market price
Customer lists, contracts, licenses and other intangibles	396	North America	Market price
Other long-lived assets	102

	$1,198

Fiscal Year 2008

Land and building	$2,617	Japan	Market price
Land, building and fixed assets	2,521	Europe	Market price
Other long-lived assets	1,209

	$6,347

Fiscal Year 2007

Manufacturing facility and equipment	$3,454	Europe	Market price
Capitalized software	2,745	Corporate	Market price
Fixed assets	1,603	Corporate	Market price
Manufacturing facility and equipment	1,462	Japan	Market price
Customer list and non-compete intangible	1,308	North America	Market price
Land and building	1,128	North America	Market price
Other long-lived assets	1,074

	$12,774

Accrued Employee-Related Expenses

The Company accrues employee costs relating to payroll, payroll taxes, vacation, bonuses and incentives when earned. Such accruals were $161,132 and $157,487 as of December 31, 2009 and December 31, 2008, respectively.

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

Foreign Currency Translations and Transactions

The functional currency of the Company’s foreign subsidiaries is generally the local currency. Accordingly, balance sheet accounts are translated to U.S. Dollars using the exchange rates in effect at the respective balance sheet dates and income statement amounts are translated to U.S. Dollars using the monthly weighted-average exchange rates for the periods presented. The aggregate effects of the resulting translation adjustments are included in accumulated other comprehensive income (see Note 24).

Gains and losses resulting from foreign currency transactions are generally recorded as a component of other (income) expense, net (see Note 15).

Stock-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated fair values. The fair value of stock options granted under the current long-term incentive plan, which was cancelled in December 2005, is calculated using a lattice-binomial option-pricing model, and compensation expense is recognized over a four-year vesting period. As described in Note 21, the Company adopted a new management incentive plan in January 2010.

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

New Accounting Pronouncements

FASB Accounting Standards CodificationTM

The FASB established the ASC on July 1, 2009, as the single source of authoritative non-governmental U.S. GAAP, superseding various existing authoritative accounting pronouncements. The ASC eliminates the U.S. GAAP hierarchy contained in pre-codification standards and establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. With the establishment of the ASC, future accounting guidance will come in the form of updates to the Codification (“ASU”); the FASB will no longer be issuing new FASB Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The ASC does not change U.S. GAAP; it reorganized the numbering system applied to the way we reference U.S. GAAP. This use of the ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the ASC in the third quarter of this fiscal year. There was no change to our consolidated financial statements due to the implementation of the ASC other than in the way we reference U.S. GAAP in our notes to the financial statements. The accounting standards described below conform to the new codification.

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

Fair Value Measurements (ASC Topic 820)

General: In September 2006, the FASB issued a new standard on fair value measurements which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures of fair value measurements. We adopted this new guidance for financial assets and liabilities at the beginning of fiscal year 2008 and for non-financial assets and liabilities at the beginning of fiscal year 2009, and it did not have a material impact on our consolidated financial statements. See Note 20 to our consolidated financial statements for additional information.

In January 2010, the FASB issued additional guidance to improve fair value disclosures and increase the transparency in financial reporting. These enhancements include: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Early application is permitted. Early application is permitted. The Company is expects that the adoption of this standard will not significantly impact our consolidated financial statements.

Determination of fair values in inactive markets: In April 2009, the FASB issued additional guidance on the determination of fair values when there is no active market or where the price inputs represent distressed sales. It reaffirms that the objective of fair value measurement is to reflect an asset’s sale price in an orderly transaction at the date of the financial statements. We adopted the new guidance at the beginning of the second quarter of 2009, and it did not have a material impact on our consolidated financial statements. See Note 20 to our consolidated financial statements for additional information.

Interim disclosures about fair value of financial instruments: Also in April 2009, the FASB required an entity to provide disclosures about fair value of financial instruments in interim financial information. The guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures. We adopted this new guidance in the second quarter of 2009. See Note 15 to our consolidated financial statements for additional information.

Measuring Liabilities at Fair Value: In August 2009, the FASB clarified that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We adopted this standard during the fourth quarter of 2009, and it had no impact to our consolidated financial statements.

Transfers of Financial Assets (ASC Topic 860)

In June 2009, the FASB eliminated the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. As a result of this amendment to U.S. GAAP, many types of transferred financial assets that previously qualified for de-recognition in the balance sheet will no longer qualify. This standard is effective on the first day of our fiscal year 2010. As a result of the adoption of this standard, we expect to restore the securitized accounts receivable in our balance sheet and recognize short-term borrowings. See Notes 7 and 30 for additional information.

Consolidation (ASC Topic 810)

Variable Interest Entities (“VIEs”): In June 2009, the FASB amended the evaluation criteria used to identify the primary beneficiary of a VIE, potentially changing significantly the decision on whether or not a VIE should be consolidated. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, the new standard requires ongoing reassessments of whether an enterprise is the primary beneficiary. We expect to adopt this standard effective the first day of our fiscal year 2010, and do not expect it to have a material impact to our consolidated financial statements.

Non-controlling Interests: In December 2007, the FASB issued a new standard that requires the recognition of non-controlling interests in the equity of a consolidated subsidiary within the equity section of the balance sheet, but separate from the parent’s equity. It also provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. This guidance, which we adopted in fiscal year 2009, did not have any impact on our consolidated financial statements.

Subsequent Events (ASC Topic 855)

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As a result of this new standard, and as a public reporting company, we evaluate subsequent events through the date the financial statements are issued.

Employers’ Disclosures about Postretirement Benefit Plan Assets (ASC Topic 715-020)

In December 2008, the FASB issued new guidance to require additional disclosures about assets held in an employer’s pension and other postretirement benefit plans. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted the disclosure standards beginning with these financial statements.

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

Disclosures about Derivative Instruments and Hedging Activities (ASC Topic 815)

In March 2008, the FASB required companies to provide enhanced disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. This statement also requires companies to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under the previous accounting standard and how the hedges affect the entity’s financial condition, results of operations and cash flows. We adopted this new standard at the beginning of fiscal year 2009 and the disclosure requirements are presented in Note 13 to the consolidated financial statements.

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

International Financial Reporting Standards (“IFRS”)

In November 2008, the SEC issued a proposed roadmap regarding the potential use of IFRS for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal 2016, including comparative information also prepared under IFRS for fiscal 2014 and fiscal 2015. The SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the potential impact of IFRS on its financial statements, including early adoption of IFRS, and will continue to review developments with respect to the proposed roadmap.

(3)	Master Sales Agency Terminations and Umbrella Agreement

In connection with the May 2002 acquisition of the DiverseyLever business, the Company entered into a master sales agency agreement (the “Prior Agency Agreement”) with Unilever, whereby the Company acts as an exclusive sales agent in the sale of Unilever’s consumer brand products to various institutional and industrial end-users. At acquisition, the Company assigned an intangible value to the Prior Agency Agreement of $13,000, which was fully amortized at May 2007.

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee was payable by Unilever to the Company in the event that conditions for full or partial termination of the Prior Agency Agreement were met. At various times during the life of the Prior Agency Agreement, the Company elected, and Unilever agreed, to partially terminate the Prior Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees, which were recognized in the consolidated statement of operations over the life of the Prior Agency Agreement. In association with the partial terminations, the Company recognized sales agency fee income of $637, $743 and $3,239 during fiscal years 2009, 2008 and 2007, respectively.

In October 2007, the Company and Unilever entered into the Umbrella Agreement (the “Umbrella Agreement”), to replace the Prior Agency Agreement, which includes; (i) a new agency agreement with terms similar to the Prior Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and (ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of the Company’s subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. The entities covered by the License Agreement have also entered into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

Under the License Agreement, the Company recorded net product and service sales of $133,368 and $151,335 during fiscal years 2009 and 2008, respectively.

(4)	Acquisitions

In June 2008, Diversey purchased certain intangible assets relating to a cleaning technology for an aggregate purchase price of $8,020. The purchase price includes a $1,000 non-refundable deposit made in July 2007; $5,020 paid at closing; and $2,000 of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of trademarks, patents, technological know-how, customer relationships and a non-compete agreement. Diversey paid the sellers $1,000 in both September 2008 and December 2008 having met certain contingent requirements.

In conjunction with the acquisition, Diversey and the sellers entered into a consulting agreement, under which Diversey is required to pay to the sellers $1,000 in fiscal 2009 and $1,000 in fiscal 2010, subject to certain conditions. Diversey paid the sellers $500 in both January 2009 and July 2009 as the sellers met the contingent requirements.

In addition to the purchase price discussed above, the Company previously maintained an intangible asset in its consolidated balance sheets in the amount of $4,700, representing a payment from Diversey to the sellers in a previous period in exchange for an exclusive distribution license agreement relating to this technology. This distribution agreement was terminated as a result of the acquisition and the value of this asset is considered in the final allocation of purchase price.

At December 31, 2009, after consideration of the contingent payments described above, Diversey’s allocation of purchase price is as follows:

	Fair Value	Useful Life
Trademarks	$540	Indefinite
Patents	40	18 years
Technological know-how	11,830	20 years
Customer relationships	420	10 years
Non-compete	600	10 years

(5)	Divestitures

Auto-Chlor Master Franchise and Branch Operations

In December 2007, in conjunction with its November 2005 Plan (see Note 14), Diversey executed a sales agreement for its Auto-Chlor Master Franchise and substantially all of its remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $69,800.

The sales agreement was subject to the approval of the Company’s Board of Directors and Unilever consent, both of which the Company considered necessary in order to meet “held for sale” criteria under ASC Topic 360, Property, Plant and Equipment. Accordingly, these assets were classified as “held and used” as of December 28, 2007. The Company obtained approval from its Board of Directors and consent from Unilever in January 2008.

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2009, Diversey recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $208. The gain is subject to additional post-closing adjustments including potential pension-related settlement changes.

As of the divestiture date, net assets were as follows:

Inventories	$8,343
Property, plant and equipment, net	11,439
Goodwill, allocated	12,745
Other intangibles, net	32,517

Net assets divested	$65,044

Net sales associated with these businesses were approximately $9,882 and $62,977 for the fiscal years ended December 31, 2008 and December 28, 2007, respectively.

Auto-Chlor Branch Operations

In August 2007, in conjunction with its November 2005 Plan, Diversey divested certain of its Auto-Chlor branch operations in the eastern United States for $2,450, resulting in a gain of $549 after taxes and related costs. The gain is included within selling, general and administrative expenses in the consolidated statements of operations. Net sales associated with this business were approximately $3,370 for the fiscal year ended December 28, 2007.

(6)	Discontinued Operations

DuBois Chemicals

On September 26, 2008, Diversey and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of Diversey, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”), for approximately $69,700, of which, $5,000 was escrowed subject to meeting certain fiscal year 2009 performance measures and $1,000 was escrowed subject to resolution of certain environmental representations by Diversey. The purchase price is also subject to certain post-closing adjustments that are based on net working capital targets. Diversey and Riverside are expected to finalize the performance related adjustments during the second quarter of 2010.

DuBois is a North American-based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of Diversey and a component of the North American business segment. The sale resulted in a gain of approximately $14,774 ($6,211 after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. During the fiscal year ended December 31, 2009, Diversey reduced the gain by $900 ($641 after tax) as a result of additional one-time costs and pension-related settlement charges, partially offset by proceeds from the environmental escrow. The gain is subject to additional post-closing adjustments including additional pension-related settlement changes.

The following summarizes the carrying amount of assets and liabilities of DuBois immediately preceding divestiture:

September 26, 2008
ASSETS
Current assets:
Accounts receivable, less allowance of $72	$13,232
Inventories	7,204
Other current assets	139

Current assets	$20,575

Non current assets:
Property, plant and equipment, net	$11,014
Goodwill	9,749
Other intangibles, net	9,906

Non current assets	$30,669

LIABILITIES
Current liabilities:
Accounts payable	$2,464
Accrued expenses	2,716

Current liabilities	$5,180

Net sales from discontinued operations relating to DuBois were as follows:

	Fiscal Year Ended
	December 31, 2008	December 28, 2007
Net sales [1]	$72,134	$121,729

[1]	Includes intercompany sales of $7,193 and $33,421 for the fiscal years ended December 31, 2008 and December 28, 2007, respectively.

Income from discontinued operations relating to DuBois was comprised of the following:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Income from discontinued operations before taxes and gain from sale	$—	$6,630	$10,943
Taxes on discontinued operations	—	(2,476)	(4,191)
Gain (loss) on sale of discontinued operations before taxes	(900)	14,774	—
Taxes on sale of discontinued operations	259	(8,563)	—

Income from discontinued operations	$(641)	$10,365	$6,752

The asset purchase agreement relating to the DuBois disposition refers to ancillary agreements governing certain relationships between the parties, including a distribution agreement and supply agreement, each of which is not considered material to Diversey’s consolidated financial results.

Chemical Methods Associates

On September 30, 2006, in connection with the November 2005 Plan (see Note 14), Diversey sold its equity interest in Chemical Methods Associates (“CMA”) to Ali SpA, an Italy-based manufacturer of equipment for the food service industry, for $17,000. The purchase price was subject to various post-closing adjustments, principally with regard to changes in working capital. In December 2006, Diversey recorded additional purchase price of approximately $300 based on its preliminary assessment of closing working capital. The sale resulted in a gain of $2,322 ($497 after tax), net of related costs. CMA was a non-core asset of the Company and a component of the North America business segment.

During the fiscal year ended December 28, 2007, Diversey finalized and collected the closing working capital adjustment and recorded additional closing costs, resulting in a reduction to the gain of $262 ($300 after tax).

Income from discontinued operations relating to CMA was comprised of the following:

Fiscal Year Ended
December 28, 2007
Income from discontinued operations before taxes and gain from sale	$—
Taxes on income from discontinued operations	—
Loss on sale of discontinued operations before taxes	(262)
Taxes on loss from sale of discontinued operations	(38)

Loss from discontinued operations	$(300)

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“Johnson Polymer”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of Diversey, completed the sale of substantially all of the assets of Johnson Polymer, certain of the equity interests in, or assets of, certain Johnson Polymer subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid Diversey $1,500 for the option to extend the tolling agreement (described below) by up to six months. In December 2006, the Company and BASF finalized purchase price adjustments related to the net asset value and Diversey received an additional $4,062.

The Polymer Business developed, manufactured, and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry. The Polymer Business was a non-core asset of Diversey and had been reported as a separate business segment. The sale resulted in a gain of approximately $352,907 ($256,693 after tax), net of related costs.

During the fiscal year ended December 28, 2007, Diversey recorded and paid certain pension-related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($305 after tax gain). Diversey recorded additional closing costs, reducing the gain by $192 ($226 after tax loss), during the fiscal year ended December 31, 2008. During the fiscal year ended December 31, 2009, Diversey recorded certain pension-related adjustments and additional closing costs, reducing the gain by $239 ($246 after tax loss).

The asset and equity purchase agreement relating to the disposition of the Polymer Business refers to ancillary agreements governing certain relationships between the parties, including a supply agreement and tolling agreement, each of which is not considered material to the Company’s consolidated financial results.

Supply Agreement

A ten-year global agreement provides for the supply of polymer products to Diversey by BASF. Unless either party provides notice of its intent not to renew at least three years prior to the expiration of the ten-year term, the term of the agreement will extend for an additional five years. The agreement requires that Diversey purchase a specified percentage of related products from BASF during the term of agreement. Subject to certain adjustments, Diversey has a minimum volume commitment during each of the first five years of the agreement.

Tolling Agreement

A three-year agreement provides for the toll manufacture of polymer products by the Company, at its manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement was extended by nine months to March 2010. The agreement specifies product pricing and provides BASF the right to purchase certain equipment retained by the Company.

In association with the tolling agreement, Diversey agreed to pay $11,400 in compensation to SCJ, a related party, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location. The Company is amortizing $9,200 of the payment into the results of the tolling operation over the term of the tolling agreement, with the remainder recorded as a reduction of the gain on discontinued operations.

The Company considered its continuing involvement with the Polymer Business, including the supply agreement and tolling agreement, concluding that neither the related cash inflows nor cash outflows were direct, due to the relative insignificance of the continuing operations to the disposed business.

Income from discontinued operations relating to the Polymer Business was comprised of the following:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Income from discontinued operations before taxes and gain from sale	$—	$—	$—
Taxes on income from discontinued operations	—	—	—
Loss on sale of discontinued operations before taxes	(239)	(192)	(1,742)
Taxes on loss from sale of discontinued operations	(7)	(34)	2,047
Income (loss) from tolling operations	(1,094)	477	1,903
Taxes on income (loss) from tolling operations	8	(200)	(694)

Income (loss) from discontinued operations	$(1,332)	$51	$1,514

(7)	Accounts Receivable Securitization

JWPR Corporation

Diversey and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed for the sole purpose of buying and selling receivables generated by Diversey and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to nonconsolidated financial institutions (the “Conduits”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduits) less the applicable reserve.

In July 2009, Diversey amended the Receivables Facility to allow for the repurchase of receivables relating to Diversey’s subsidiary in the United Kingdom and extend the maturity of the program through July 14, 2010. The total potential for securitization of trade receivables under the Receivables Facility was $50,000 and $75,000 at December 31, 2009 and December 31, 2008, respectively. The July 2009 amendment reduced the total potential for securitization under the Receivables Facility from $75,000 to $50,000. In December 2009, the receivables facility was amended to extend the maturity of the program to December 19, 2011.

As of December 31, 2009 and December 31, 2008, the Conduit held $0 and $43,700, respectively, of accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

As of December 31, 2009 and December 31, 2008, Diversey had a retained interest of $60,048 and $74,712, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

Costs associated with the sale of beneficial interests in the receivables vary on a monthly basis and are generally related to the commercial paper rate and administrative fees associated with the overall program facility. Such costs were $1,201, $2,195 and $3,546 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively, and are included in interest expense in the consolidated statements of operations.

JDER Limited

On September 8, 2009, certain subsidiaries of Diversey entered into agreements (the “European Receivables Facility” and together with the Receivables Facility, the “Receivables Facilities”) to sell, on a continuous basis, certain trade receivables originated in the United Kingdom, France and Spain to JDER Limited (“JDER”), a wholly-owned, consolidated, special purpose, bankruptcy-remote indirect subsidiary of Diversey. JDER was formed for the sole purpose of buying and selling receivables originated by subsidiaries subject to the European Receivables Facility. JDER will sell an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “European Conduit”) for an amount equal to the value of the eligible receivables less the applicable reserve. The total amount available for securitization of trade receivables under the European Receivables Facility is €50 million. The maturity date of the European Receivables Facility is September 8, 2012.

As of December 31, 2009, the European Conduit held $18,703 accounts receivable that are not included in the accounts receivable balance reflected in the Company’s consolidated balance sheets.

As of December 31, 2009, Diversey had a retained interest of $110,445 in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

Costs associated with the sale of beneficial interests in the receivables vary on a monthly basis and are generally related to the commercial paper rate and administrative fees associated with the overall program facility. Such costs were $479 for the fiscal year ended December 31, 2009 and are included in interest expense in the consolidated statements of operations.

(8)	Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	December 31, 2009	December 31, 2008
Land and improvements	$57,456	$57,260
Buildings and leasehold improvements	214,758	203,340
Equipment	681,930	620,739
Capital leases	4,090	3,611
Construction in progress	28,955	28,382

	987,189	913,332
Less – Accumulated depreciation	(571,544)	(501,310)

Property, plant and equipment, net	$415,645	$412,022

(9)	Capitalized Software

Capitalized software, net, consisted of the following:

	December 31, 2009	December 31, 2008
Capitalized software	$257,296	$231,442
Less – Accumulated amortization	(203,998)	(187,578)

	$53,298	$43,864

Amortization expense related to capitalized software was $16,428, $15,736 and $32,868 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively. Included in these amounts are impairment charges of $0, $0 and $2,745 (which relates to the November 2005 Plan – see Notes 2 and 14) for the fiscal years ended December 31, 2009, December 31, 2008, and December 28, 2007, respectively.

During the fiscal years ended December 31, 2009, December 31, 2008, and December 28, 2007, the Company capitalized $0, $70 and $115, respectively, of interest in connection with its ongoing software projects.

(10)	Goodwill

Changes in the balance of the goodwill account were as follows:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Balance at beginning of year	$1,226,014	$1,287,158
Divestitures	—	(12,745)
Impact of foreign currency fluctuations	45,018	(48,399)

Balance at end of year	$1,271,032	$1,226,014

(11)	Other Intangibles

Other intangibles consisted of the following:

	Weighted-Average Useful Lives	December 31, 2009	December 31, 2008
Definite-lived intangible assets:
Trademarks and patents	10 years	$49,813	$51,766
Customer lists, contracts, licenses and other intangibles	14 years	202,311	192,663
Indefinite-lived intangible assets:
Trademarks and patents	—	134,950	131,438
Licenses and other intangibles	—	2,441	2,441

		389,515	378,308
Less – Accumulated amortization		(168,746)	(146,718)

Other intangibles, net		$220,769	$231,590

Amortization expense for other intangibles was $19,067, $22,901 and $26,355 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively. Included in these amounts are impairment charges of $396, $0 and $1,308, respectively (see Note 2).

The aggregate amounts of anticipated amortization of intangible assets for each of the next five fiscal years and thereafter are as follows:

Year
2010	$18,469
2011	13,118
2012	7,121
2013	5,707
2014	4,734
Thereafter	34,229

$83,378

(12)	Indebtedness and Credit Arrangements

In connection with the recapitalization and refinancing transactions (see Note 25), the Company and Diversey entered into new debt arrangements, the proceeds of which were primarily used to repurchase or redeem the Diversey’s previously outstanding senior subordinated notes, the senior discount notes and to repay borrowings under the Diversey’s previous senior secured credit facilities, and to settle the obligations relating to the Redemption Agreement. The following is a summary of the terms of the Company’s new debt and the retirement of the previous indebtedness.

The Company’s indebtedness and credit arrangements consisted of the following:

	December 31, 2009	December 31, 2008
Short-term borrowings:
Revolving facility [1]	$—	$—
Other lines of credit	27,661	26,448

Long-term borrowings:
Diversey, Inc.:
New Term Loans [1]	$981,092	$—
New Senior Notes [2]	400,000	—
Term loan B [3]	—	429,750
Japan loan [4]	—	11,055
Senior subordinated notes [5]	—	614,573
Diversey Holdings, Inc.:
New Holdings Senior Notes [6]	250,000	—
Senior discount notes [7]	—	406,303

	1,631,092	1,461,681
Less: Unamortized discount	27,584	17,320
Less: Current maturities of long-term debt	9,811	19,805

	$1,593,697	$1,424,556

1 New Term Loans and New Revolving Facility

On November 24, 2009, Diversey entered into new senior secured credit facilities (“New Senior Secured Credit Facility”). The New Senior Secured Credit Facility includes three term loan facilities, one in U.S. dollars, one in Canadian dollars, and one in euros, in an aggregate principal amount of $1,000,000 (“New Term Loans”). The New Senior Secured Credit Facility also includes a $250,000 multicurrency, revolving credit facility available in U.S. dollars, euros, Canadian dollars and/or British pounds, and includes a letter of credit sub-limit of $50,000 and a swing-line loan sub-limit of $30,000 (“Revolving Facility”).

The net proceeds of the Term Loans due 2015, after deducting the original issue discount of $15,000, but before offering expenses and other debt issuance costs, were $985,000. The New Term Loans will mature on November 24, 2015, and will amortize in quarterly installments of 1.0% per annum with the balance due at maturity.

Borrowings under the New Senior Secured Credit Facility bear interest based on LIBOR, EURIBOR, the BA rate or Base Rate (all as defined in the credit agreement to the New Senior Secured Facility), plus an agreed upon margin that adjusts based on the Company’s leverage ratio, and subject to a floor rate. At December 31, 2009, the U.S. dollar denominated borrowings bear interest at 5.5%, which is LIBOR plus 350 basis points, subject to a minimum LIBOR floor of 2.00%. The Canadian dollar denominated borrowings bear interest at 5.5%, which is the BA rate plus 350 basis points, subject to a minimum BA floor of 2.00%. The euro denominated borrowings bear interest at 6.5%, which is EURIBOR plus 425 basis points, subject to a EURIBOR floor of 2.25%. Interest is generally payable quarterly in arrears.

The Revolving Facility will mature on November 24, 2014. At December 31, 2009, there were no outstanding borrowings under the Revolving Facility.

At December 31, 2008, there were no outstanding borrowings under the previously outstanding revolving credit facility.

All obligations under the New Senior Secured Credit Facility are secured by substantially all the assets of the Company, Diversey and each subsidiary of Diversey (but limited to the extent necessary to avoid materially adverse tax consequences to the Company and its subsidiaries, taken as a whole and by restrictions imposed by applicable law).

2 New Senior Notes

On November 24, 2009, Diversey issued $400,000 of 8.25% senior notes due 2019 (“New Senior Notes”). The net proceeds of the issuance of the New Senior Notes, after deducting the original issue discount of $3,320, but before offering expenses and other debt issuance costs, were $396,680.

Diversey will pay interest on the New Senior Notes May 15 and November 15 of each year, beginning on May 15, 2010. The New Senior Notes will mature on November 15, 2019.

The New Senior Notes are unsecured and are effectively subordinated to the New Senior Secured Credit Facility to the extent of the value of Diversey’s assets of Diversey’s subsidiaries that secure such indebtedness. The indenture governing the New Senior Notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

In connection with the issuance and sale of the New Senior Notes, Diversey entered into an exchange and registration rights agreement, pursuant to which Diversey agreed to either offer to exchange the New Senior Notes for substantially similar notes that are registered under the Securities Act of 1933, as amended, or, in certain circumstances, register the resale of the New Senior Notes.

3 Term Loan B

The previously outstanding term loan B was repaid on November 24, 2009 in connection with the recapitalization and refinancing of the Company and this term loan was replaced by Diversey’s New Term Loans. In 2008, the term loan B and the delayed draw term loan bore interest at a rate of LIBOR plus 200 basis points (5.19% at December 31, 2008).

4 Japan Loan

In December 2005, the Company’s Japanese subsidiary entered into a ¥2,500,000 term loan. The interest rate on the loan was based on TIBOR plus 102.5 basis points (1.83% at December 31, 2008). The loan matured and was repaid on December 29, 2009.

5 Senior Subordinated Notes

In May 2002, Diversey issued $300,000 and €225,000 of 9.625% senior subordinated notes due 2012 to finance a portion of the cash purchase price of the DiverseyLever business. In January 2003, the series A senior subordinated notes were exchanged for series B senior subordinated notes with the same interest rates and maturity dates. These notes were repaid in full in connection with the recapitalization and refinancing of the Company in the fourth quarter of 2009.

6 New Holding Senior Notes

Also in connection with the recapitalization and refinancing of the Company, the Company issued $250,000 of 10.50% senior notes that mature on May 15, 2020 (“New Holdings Senior Notes”). The Company used the net proceeds from the offering of the new senior notes to provide funds necessary to consummate a portion of the Transactions, including, to fund the repurchase of its common equity ownership interests previously held by an affiliate of Unilever. Prior to November 15, 2014, the Company may elect to pay interest on the notes in cash or by increasing the principal amount of the notes. From and after November 15, 2014 cash interest will accrue on the notes and be payable semi-annually in arrears. The Company has the option, at various dates, to redeem portions of the notes prior to maturity. The Company may be required to make an offer on all or part of the notes, at the discretion of the holder, if certain conditions are met, including change in control of the Company and certain asset sales. The notes are not guaranteed by Diversey or any of its subsidiaries.

The net proceeds of the offering, after deducting original issue discount of $10,000, but before estimated offering expenses and other debt issuance costs, were approximately $240,000.

The New Holdings Senior Notes are unsecured and are not guaranteed by any of Company’s subsidiaries. The indenture agreement underlying the New Senior notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

In connection with the issuance and sale of these notes, the Company entered into the Holdings Exchange and Registration Rights Agreement, pursuant to which, the Company agreed to either offer to exchange the notes for substantially similar notes that are registered under the Securities Act of 1933, as amended, or, in certain circumstances, register the resale of the notes.

7 Senior Discount Notes

In connection with the acquisition of DiverseyLever, the Company had issued senior discount notes to Unilever with a principal amount of $240,790 due May 15, 2013. The notes were recorded at a fair value of $201,900 and accreted at a rate of 10.67% per annum, compounded semi-annually on May 15 and November 15 through May 14, 2007. Beginning May 15, 2007, the Company paid interest semi-annually in arrears with the first payment due November 15, 2007. In connection with the Closing, the Company by virtue of its option, at various dates, to redeem portions of this notes prior to maturity, repaid this notes in its entirety.

Senior subordinated notes redemption and other costs

In connection with the redemption of the previously outstanding senior subordinated notes and senior discount notes and the termination of the previously outstanding term loan B, the Company incurred the following expenses:

Write-off of balance of discount of redeemed senior discount notes	$13,953
Redemption premium on senior subordinated notes	11,748
Write-off of balance of unamortized debt issuance costs of redeemed notes	10,867
Redemption premium on senior discount notes	8,640
Termination of interest rate swaps	3,188
Other transaction related fees	393

$48,789

Capitalized debt issuance costs

In connection with the refinancing of the Company, the Company capitalized approximately $75,922 of debt issuance costs. These costs are being amortized under the effective interest method over the life of the related debt instruments. As of December 31, 2009, the unamortized balance of debt issuance costs of $63,894 is included in other assets and $10,740 is included in other current assets.

In 2009, the amortization of these costs approximated $1,143 and is included in interest expense.

Unamortized discount

The unamortized discount at December 31, 2009 is summarized as follows:

	New Term Loans	New Senior Notes	New Holdings Senior Notes	Total
Original issue discount	$15,000	$3,320	$10,000	$28,320
Amortizations during the year	(256)	(34)	(66)	(356)
Effects of foreign exchange translation	(380)	—	—	(380)

Unamortized discount, December 31, 2009	$14,364	$3,286	$9,934	$27,584

Effective interest rate	5.70% - 6.91%	8.37%	10.96%

These discounts are being amortized under the effective interest method over the terms of the related debt instruments.

Scheduled Maturities of Long-term Borrowings

The schedule of principal payments for indebtedness and credit arrangements at December 31, 2009, is as follows:

Year
2010	$9,811
2011	9,811
2012	9,811
2013	9,811
2014	9,811
Thereafter	1,582,037

$1,631,092

Financial Covenants

Under the terms of its New Senior Secured Credit Facility, the Company is subject to specified financial covenants and other limitations that require the Company to meet the following targets and ratios:

Maximum Leverage Ratio. The Company is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified for that financial covenant period. The maximum leverage ratio is the ratio of: (i) the Company’s consolidated indebtedness (excluding up to $55,000 of indebtedness incurred under the Company’s Receivables Facilities (see Note 7)) less cash and cash equivalents as of the last day of a financial covenant period to (ii) the Company’s consolidated EBITDA (“Credit Agreement EBITDA” as defined in Item 7 of the accompanying Form 10-K) for the same financial covenant period. EBITDA is generally defined as earnings before interest, taxes, depreciation and amortization, plus the addback of specified expenses. The New Senior Secured Credit Facility requires that the Company’s maximum leverage ratio not exceed a declining range from 4.75 to 1 for the financial covenant period ending nearest December 31, 2009, to 3.50 to 1 for the financial covenant periods ending nearest September 30, 2014 and thereafter.

Minimum Interest Coverage Ratio. The Company is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified for that financial covenant period. The minimum interest coverage ratio is the ratio of: (i) the Company’s consolidated Credit Agreement EBITDA for a financial covenant period to (ii) the Company’s cash interest expense for that same financial covenant period calculated in accordance with the New Senior Secured Credit Facility. The New Senior Secured Credit Facility requires that the Company’s minimum interest coverage ratio not exceed an increasing range from 2.75 to 1 for the financial covenant period ending nearest December 31, 2009, to 3.25 to 1 for the financial covenant period ending nearest September 30, 2012 and thereafter.

Capital Expenditures. Capital expenditures are generally limited to $150,000 per fiscal year (with certain exceptions). To the extent that the Company makes capital expenditures of less than the limit in any fiscal year, however, it may carry forward into the subsequent year the difference between the limit and the actual amount expended, provided that the amounts carried forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 31, 2009, the Company was in compliance with the limitation on capital expenditures for fiscal year 2009.

The New Senior Secured Credit Facility contains additional covenants that restrict the Company’s ability to declare dividends and to redeem and repurchase capital stock. It also limits the Company’s ability to incur additional liens, engage in sale-leaseback transactions, incur additional indebtedness and make investments, among other restrictions.

As of December 31, 2009, the Company was in compliance with all covenants under the New Senior Secured Credit Facility.

Indenture for the New Senior Notes

The indenture for the New Senior Notes of the Company restricts the Company’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness; pay dividends on, redeem or repurchase capital stock; issue or allow any person to own preferred stock of restricted subsidiaries; in the case of non-guarantor subsidiaries, guarantee indebtedness without also guaranteeing the New Senior Subordinated Notes; in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the Company; make investments; incur or permit to exist liens; enter into transactions with affiliates; merge, consolidate or amalgamate with another company; and transfer or sell assets.

As of December 31, 2009, the Company was in compliance with all covenants under the indenture for the New Senior Subordinated Notes.

Cross Defaults

The Company’s failure to comply with the terms of the New Senior Secured Credit Facility or the indenture for the New Senior Notes or the Company’s inability to comply with financial ratio tests or other restrictions could result in an event of default under the indenture for the New Senior Notes or the New Senior Secured Credit Facility. Additionally, a payment default or default that permits or results in the acceleration of indebtedness aggregating $45,000 or more, including, without limitation, indebtedness under the New Senior Secured Credit Facility, the indenture for the New Senior Notes and indebtedness under the Company’s Receivables Facility, European Receivables Facility, and foreign lines of credit, is also an event of default under the New Senior Secured Credit Facility, the indenture for the New Senior Notes and the indenture for Holdings’ senior notes (see Note 25). Further, specified defaults under the New Senior Secured Credit Facility and the indenture for the New Senior Notes constitute defaults under the Company’s Receivables Facility, European Receivables Facility, some of the Company’s foreign lines of credit and the Company’s license agreements with SCJ. A default, if not cured or waived, may permit acceleration of the Company’s indebtedness or result in a termination of its license agreements.

(13)	Financial Instruments

The Company sells its products in more than 175 countries and approximately 83% of the Company’s revenues are generated outside the United States. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

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

At December 31, 2009 and December 31, 2008, Diversey held 26 and 37 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with aggregate notional amounts of $236,934 and $226,021, respectively. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. Diversey records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were $14,219, $(12,521) and $9,230 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

As of December 31, 2009 and December 31, 2008, Diversey held 100 and 85 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with aggregate notional amounts of $38,817 and $31,561, respectively. The maximum length of time over which Diversey typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized gains (losses) on cash flow hedging instruments of ($196) and $1,627 were included in accumulated other comprehensive income, net of tax, at December 31, 2009 and December 31, 2008, respectively. There was no ineffectiveness related to cash flow hedging instruments during the fiscal years ended December 31, 2009 or December 31, 2008. Unrealized gains and losses existing at December 31, 2009, which are expected to be reclassified into the consolidated statements of operations from other comprehensive income during fiscal year 2010, are not expected to be significant.

Diversey was party to three euro denominated interest rate swaps. All of these swaps were entered into in May 2002, with an expiration date in May 2007. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 12) with a final maturity of December 2011. Under the terms of these swaps, Diversey paid a fixed rate of 4.8% and received three-month EURIBOR on the notional amount of the euro swaps for the life of the swaps. In connection with the April 2005 amendment to the Company’s previously outstanding senior secured credit facilities, all euro denominated term debt was paid in full. As a result, the three euro swaps were caused to be ineffective, requiring all previously unrealized losses to be recorded as a component of interest expense in the consolidated statements of operations at the repayment date. In April 2005, the Company recognized $8,692 of accumulated losses in interest expense in the consolidated statement of operations. Subsequent to April 2005, a gain resulting from changes in the fair value of the euro swaps in the amount of $1,329 was recognized in interest expense in the consolidated statement of operations for the fiscal year ended December 28, 2007.

Diversey was party to three interest rate swaps with expiration dates in May 2010. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B (see Note 12) with a final maturity of December 2011. Under the terms of these swaps, Diversey paid fixed rates of 4.825%, 4.845% and 4.9% and received three-month LIBOR on the notional amount for the life of the swaps. There was no ineffectiveness related to these swaps during the fiscal year ended December 31, 2008.

All interest rate swaps were designated and qualified as cash flow hedging instruments and, therefore, the effective portion of the gain or loss on the derivative instrument was recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged exposure (interest) affected earnings. The net unrealized loss included in accumulated other comprehensive income, net of tax, was $6,496 for the year ended December 31, 2008. In conjunction with the Refinancing (see Note 25), which included the repayment of term loan B, the Company terminated these swaps and paid $3,188 to various counterparties. The payments were recognized as interest expense in the consolidated statements of operations for the fiscal year ended December 31, 2009.

(14)	Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company announced a restructuring program (“November 2005 Plan”), the execution of which is expected to be completed in the first half of 2010, with the associated reserves expected to be substantially paid out by the end of the fiscal year, mostly through our restricted cash balance. The November 2005 Plan has included redesigning the Company’s organizational structure, the closure of a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe and a workforce reduction of approximately 15%. In addition to the divestitures that the Company has completed, which most notably included the divestiture of the Polymer Business and DuBois (see Note 6), the Company is also considering the potential divestiture of, or exit from, certain other non-core or underperforming businesses.

In connection with the November 2005 Plan, the Company recognized liabilities of $32,663, $57,484 and $25,686 in the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively, for the involuntary termination of 370, 631 and 354 employees of which 482, 370 and 594 were actually terminated as of December 31, 2009, December 31, 2008 and December 28, 2007, respectively. In fiscal year 2009, most of the involuntary terminations were associated with the European and North American business segments. In fiscal year 2008, most of the involuntary terminations were associated with the European and Japanese business segments. In fiscal year 2007, most of the involuntary terminations were associated with the European business segment. The Company also recorded $251, ($193), and $1,553 for other restructuring related costs during the twelve months ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

The activities associated with the November 2005 Plan for each of the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007 were as follows :

	Employee- Related	Other	Total
Liability balances as of December 29, 2006	$68,973	$1,252	$70,225
Liability recorded as restructuring expense [1]	25,686	1,553	27,239
Liability adjustments [2]	—	(70)	(70)
Cash paid [3]	(50,591)	(577)	(51,168)

Liability balances as of December 28, 2007	44,068	2,158	46,226
Liability recorded as restructuring expense [4]	57,484	(193)	57,291
Cash paid 5, [6]	(42,817)	(630)	(43,447)

Liability balances as of December 31, 2008	58,735	1,335	60,070
Liability recorded as restructuring expense	32,663	251	32,914
Cash paid [7]	(44,499)	(117)	(44,616)

Liability balances as of December 31, 2009	$46,899	$1,469	$48,368

[1]	Liability recorded as restructuring expense includes a $999 reclassification between Employee-Related and Other not affecting the total.

[2]	Liability adjustments include reductions based on clarification of original assumptions, of which $74 resulted in reduction of restructuring expense and $4 was reclassified to other liabilities.

[3]	Cash paid is reduced by $681 due to the effects of foreign exchange.

[4]	Liability recorded as restructuring expense includes a $265 reclassification between Employee-Related and Other not affecting the total.

[5]	Cash paid is reduced by $259 due to the effects of foreign exchange.

[6]	Cash paid includes a $350 reclassification between Employee-Related and Other not affecting the total.

[7]	Cash paid is reduced by $357 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $802, $6,347 and $12,774 in the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively. The impairment charges are included in selling, general and administrative costs.

Total plan-to-date expense associated with the November 2005 Plan, by reporting segment, is summarized as follows:

	Total Plan	Fiscal Year Ended
	To-Date	December 31, 2009	December 31, 2008	December 28, 2007
North America	$33,153	$(941)	$8,939	$4,601
Europe	149,373	25,354	32,071	21,922
Japan	15,317	3,638	9,128	787
Latin America	5,765	136	2,196	1,118
Asia Pacific	3,332	1,588	1,260	278
Other	29,726	3,139	3,697	(1,541)

	$236,666	$32,914	$57,291	$27,165

In December 2009 and December 2008, the Company transferred $27,404 and $49,463, respectively, to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan. The Company utilized a majority of the December 2008 funds during fiscal year 2009, and it expects to utilize the remaining December 2008 and the December 2009 funds in fiscal year 2010. The Company classified the trust balances as restricted cash on its consolidated balance sheets.

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

	Exit Plans			Acquisition Related Restructuring Plans
	Employee- Related	Other	Total	Employee- Related	Other	Total
Liability balances as of December 29, 2006	$262	$17	$279	$2,626	$(131)	$2,495
Liability recorded as restructuring expense	99	—	99	(276)	17	(259)
Liability Adjustments [1]	—	—	—	—	(7)	(7)
Cash Paid [2]	(149)	(15)	(164)	(665)	(155)	(820)

Liability balances as of December 28, 2007	212	2	214	1,685	(276)	1,409
Liability recorded as restructuring expense	(194)	—	(194)	(838)	393	(445)
Liability Adjustments [3]	—	—	—	(35)	—	(35)
Cash Paid [2]	(18)	(2)	(20)	(405)	12	(393)

Liability balances as of December 31, 2008	—	—	—	407	129	536
Liability recorded as restructuring expense			—	—	—	—
Cash Paid [2]			—	(196)	(129)	(325)

Liability balances as of December 31, 2009	$—	$—	$—	$211	$—	$211

[1]	Liability adjustments reflect the reclassification of amounts previously recorded in other liabilities.

[2]	Cash paid includes the effects of foreign exchange.

[3]	Liability adjustments reflect the reclassification of amounts recorded in other income.

(15)	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations, include the following:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Foreign currency (gain) loss	$(18,835)	$18,127	$(11,308)
Forward contracts (gain) loss	14,219	(12,521)	9,230
Other, net	(83)	65	1,291

	$(4,699)	$5,671	$(787)

(16)	Income Taxes

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

Income Tax Expense

The provision for income taxes for continuing operations was comprised of:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Current tax expense (benefit):
Federal	$10,120	$6,822	$3,820
State	(538)	29	1,993
Foreign	39,535	30,631	35,421
Deferred tax expense (benefit):
Federal	(12,156)	(4,513)	(15,147)
Foreign	25,208	18,329	38,447

	$62,169	$51,298	$64,534

A reconciliation of the difference between the statutory U.S. federal income tax expense (benefit) to the Company’s income tax expense for continuing operations is as follows:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Statutory U.S. federal income tax expense (benefit)	$5,431	$(6,523)	$(26,321)
State income tax expense (benefit), net of federal taxes	191	(588)	(291)
Effect of foreign operations	1,363	(587)	(1,390)
Nondeductible goodwill	—	4,990	—
Nondeductible expenses	10,562	3,979	12,043
Increase in valuation allowance	29,664	34,331	71,589
Increase in foreign earnings deemed remitted	7,853	3,750	294
Increase in unrecognized tax benefits	8,977	11,884	9,374
Other	(1,872)	62	(764)

Income tax expense	$62,169	$51,298	$64,534

Deferred Income Tax Assets and Liabilities

The differences between the tax bases of assets and liabilities and their financial statement carrying value that give rise to significant portions of deferred income tax assets or liabilities include the following:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Deferred tax assets:
Employee benefits	$87,918	$100,296
Inventories	5,812	6,141
Accrued expenses	49,000	47,678
Net operating loss carryforwards	166,407	178,906
Other, net	6,720	9,845
Foreign tax credits	144,328	118,271
Senior discounted notes	884	—
Valuation allowance	(350,217)	(335,452)

	$110,852	$125,685

Deferred tax liabilities:
Tangible assets	$2,293	$636
Intangible assets	117,023	127,741
Senior Discounted Notes	—	6,053
Foreign earnings deemed remitted	62,560	33,068

	$181,876	$167,498

The valuation allowance at December 31, 2008 and December 31, 2009 was determined in accordance with the provisions of ASC Topic 740, Income Taxes. Based on the continued historical U.S. tax losses, the Company continued to conclude that it was not more likely than not that U.S. deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional U.S. valuation allowance of $22,685 and $20,834 for continuing operations for the years ended December 31, 2008 and December 31, 2009, respectively. The Company does not believe the valuation allowances recorded in fiscal years 2005 through 2009 are indicative of future cash tax expenditures.

The Company has foreign net operating loss carryforwards, as per the tax returns, totaling $370,981 that expire as follows: fiscal 2010 – $5,960; fiscal 2011 – $9,127; fiscal 2012 –$38,633; fiscal 2013 –$53,874; fiscal 2014 –$5,466; fiscal 2015 and beyond – $125,001; and no expiration – $132,920.

The Company also has foreign tax credit carryforwards, as per the tax returns, totaling $97,721 that expire as follows: fiscal 2010 – $151; fiscal 2011 – $270; fiscal 2012 – $4,900; fiscal 2013 – $8,259; fiscal 2014 – $13,304; fiscal 2015 and beyond – $67,645; and no expiration – $3,192. The Company also has U.S. federal and state net operating loss carryforwards as per the tax returns, totaling $165,933 and $748,404, respectively. The federal net operating loss carryforward expires as follows: 2025 – $44,136; 2027 – $53,635; 2028 – $24,409; and 2029 – $43,753. The state net operating loss carryforwards expire in various amounts over one to twenty years. Valuation allowances of $350,217 and $335,452 as of December 31, 2009 and December 31, 2008, respectively, have been provided for deferred income tax benefits related to the foreign, federal and state loss carryforwards, tax credits, and other net deferred tax assets where it is not more likely than not that amounts would be fully realized.

Adoption of ASC Topic 740-10 – Unrecognized Tax Benefits (formerly FIN No. 48)

The Company adopted the provisions of ASC Topic 740-10 at the beginning of the 2007 fiscal year. ASC Topic 740-10 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of adoption of ASC Topic 740-10, an adjustment of approximately $200 was recognized as an increase to beginning retained earnings. As of the adoption date, the Company had gross unrecognized tax benefits for uncertain tax positions of $83,300, including interest and penalties and positions impacting only the timing of tax benefits, of which $32,700, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). The Company recognizes interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of the beginning of the 2007 fiscal year, the Company had accrued interest and penalties of $7,100 related to unrecognized tax benefits.

As of December 31, 2009, the Company had gross unrecognized tax benefits for uncertain tax positions of $135,764, including positions impacting the timing of tax benefits, of which $44,720 if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). As of the end of the 2009 fiscal year, the Company had accrued interest and penalties of $17,316 related to unrecognized tax benefits, of which $2,934 was recorded as income tax expense during the fiscal year ended December 31, 2009.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and international jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has substantially completed tax audits for all U.S. federal income tax matters for years through 2005, although the U.S. income tax authorities could challenge the U.S. income tax losses carried forward to subsequent periods. The Company has generally concluded all other income tax matters globally for years through 2003.

The Company is currently under audit by various state and international tax authorities. The statute of limitations for tax assessments will expire in many jurisdictions during 2010. Based on the anticipated outcomes of these tax audits and the potential lapse of the statute of limitations in these jurisdictions, it is reasonably possible there could be a reduction of $21,087 in unrecognized tax benefits during 2010.

The following table represents a tabular reconciliation of total gross unrecognized tax benefits for the fiscal years ended December 31, 2008 and December 31, 2009:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Unrecognized tax benefits – beginning of year	$121,707	$108,724
Gross increases – tax positions in prior period	2,525	14,632
Gross decreases – tax positions in prior period	(1,763)	(10,182)
Gross increases – current-period tax positions	14,071	13,454
Lapse of statute of limitations	(3,383)	(1,111)
Currency translation adjustment	2,607	(3,810)

Unrecognized tax benefits – end of year	$135,764	$121,707

Other Income Tax Information

Pretax income from foreign continuing operations was $150,575, $89,479 and $89,538, for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively. Federal and state income taxes are provided on international subsidiary income distributed to or taxable in the U.S. during the year. As of December 31, 2009, federal and state taxes have not been provided for the repatriation of unremitted earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

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

Global Defined Benefit Pension Plans

The following table provides a summary of the changes in the Company’s plans’ benefit obligations, assets and funded status during fiscal years 2009 and 2008, and the amounts recognized in the consolidated balance sheets, in respect of those countries where the pension liabilities exceeded a certain threshold (approximately $5,000).

	Fiscal Year Ended
	December 31, 2009			December 31, 2008
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Change in benefit obligations:
Benefit obligation at beginning of period	$198,939	$78,445	$446,443	$230,841	$72,320	$494,247
Measurement date adjustment	—	—	—	263	—	—
Service cost	1,589	1,288	11,266	9,378	1,240	14,798
Interest cost	11,797	1,278	21,712	13,743	1,457	24,237
Plan participant contributions	356	—	3,674	451	—	3,711
Actuarial (gain) loss	8,555	1,165	26,624	(21,526)	(1,877)	(41,228)
Benefits paid	(18,740)	(7,653)	(16,199)	(23,494)	(10,971)	(15,312)
(Gain) loss due to exchange rate movements	6,793	(1,710)	20,694	(9,996)	16,427	(34,458)
Plan amendments	(11,046)	(45)	(1,668)	—	—	(905)
Curtailments, settlements and special termination benefits	—	(82)	(21,494)	(721)	(151)	1,353

Benefit obligation at end of period	$198,243	$72,686	$491,052	$198,939	$78,445	$446,443

Change in plan assets:
Fair value of plan assets at beginning of period	$157,978	$28,745	$319,232	$226,291	$33,142	$401,462
Measurement date adjustment	—	—	—	(4,271)	—	—
Actual return on plan assets	27,354	1,267	36,175	(39,119)	(6,428)	(72,557)
Employer contribution	2,559	5,470	36,590	6,436	6,374	31,713
Plan participant contributions	356	—	3,674	451	—	3,711
Benefits paid	(18,740)	(7,653)	(16,199)	(23,494)	(10,971)	(15,312)
Gain (loss) due to exchange rate movements	5,519	(620)	18,236	(8,316)	6,628	(30,173)
Settlements	—	—	—	—	—	388

Fair value of plan assets at end of period	$175,026	$27,209	$397,708	$157,978	$28,745	$319,232

Net amount recognized:

Funded status	$(23,216)	$(45,477)	$(93,344)	$(40,960)	$(49,700)	$(127,211)

Net amount recognized in consolidated balance sheets consists of:
Noncurrent asset	$—	$—	$21,832	$—	$—	$7,283
Current liability	(420)	—	(2,925)	(235)	(132)	(2,985)
Noncurrent liability	(22,796)	(45,477)	(112,251)	(40,725)	(49,568)	(131,509)

Net amount recognized	$(23,216)	$(45,477)	$(93,344)	$(40,960)	$(49,700)	$(127,211)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain) loss	$71,081	$29,331	$44,869	$83,615	$33,580	$55,787
Prior service (credit) cost	(11,046)	(37)	(10,901)	—	14	(12,720)
Transition obligation	—	159	1,261	—	207	1,715

Total	$60,035	$29,453	$35,229	$83,615	$33,801	$44,782

Adoption of ASC Topic 715

The Company adopted measurement date provisions of ASC Topic 715 at the beginning of fiscal year 2008, resulting in an increase in pension liabilities of $4,534, of which, $973 was recorded as part of retained earnings and $3,561 was recorded as part of accumulated other comprehensive income.

The Company adopted the funded status provisions of ASC Topic 715 at December 28, 2007 resulting in an increase in net pension liabilities of $33,609, which was substantially recorded as part of accumulated other comprehensive income.

Curtailments, Settlements and Special Termination Benefits

During fiscal year 2009, the Company recognized a settlement of defined benefits to former U.S. employees resulting in a related loss of $4,236. The Company recorded $1,863 of this loss as a component of discontinued operations, and $2,373 in selling, general and administrative expenses in the consolidated statement of operations.

During fiscal year 2009, in association with restructuring activities, the Company recognized special termination losses of $1,020 related to SERA pension benefits in the United Kingdom. The Company recorded this loss in selling, general and administrative expenses in the consolidated statement of operations.

During fiscal year 2009, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $1,825. The Company recorded this loss in selling, general and administrative expenses in the consolidated statement of operations.

During fiscal year 2009, in connection with restructuring activities and changes in defined benefit plans in Austria, Germany, Ireland, Italy and Turkey, the Company recognized net curtailment and settlement gains of $4,199. The Company recorded the gain in selling, general and administrative expenses in the consolidated statement of operations.

During fiscal year 2008, the Company recognized a special termination loss of $223 related to the partial plan termination of the Cash Balance Pension Plan in the United States. The Company recorded the loss as a component of discontinued operations in the consolidated statement of operations.

During fiscal year 2008, the Company recognized curtailment and special termination losses of $445 in defined pension benefits related to the divestiture of the Dubois business in the United States and Canada. The DuBois related losses were recorded as a component of discontinued operations in the consolidated statement of operations.

During fiscal year 2008, the Company recognized a curtailment gain of $200 relating to the announced freeze of the Cash Balance Pension Plan in the United States. The Company recorded the gain in selling, general and administrative expenses in the consolidated statement of operations.

During fiscal year 2008, the Company recognized a curtailment loss of $13 in defined pension benefits related to the divestiture of the Auto-Chlor business in the United States. The Auto-Chlor related loss was recorded in selling, general and administrative expenses in the consolidated statement of operations.

During fiscal year 2008, in association with restructuring activities and changes in defined benefit plans in France, Italy and Turkey, the Company recognized net curtailment and settlement gains of $335. The Company recorded the gain in selling, general and administrative expenses in the consolidated statement of operations.

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

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2009 were as follows:

	December 31, 2009			December 31, 2008
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$198,243	$72,686	$376,723	$198,939	$78,445	$361,052
Fair value of plan assets	175,026	27,209	261,547	157,978	28,745	226,557

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 and December 31, 2008 were as follows:

	December 31, 2009			December 31, 2008
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$198,243	$72,686	$282,854	$162,894	$78,445	$283,209
Accumulated benefit obligation	189,201	72,576	263,126	162,894	78,445	247,382
Fair value of plan assets	175,026	27,209	180,400	127,720	28,745	153,609

Weighted average assumptions used to determine net periodic costs were as follows:

	Fiscal Year Ended
	December 31, 2009			December 31, 2008
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Weighted-average discount rate	6.18%	1.75%	4.76%	6.01%	2.05%	4.95%
Weighted-average rate of increase in future compensation levels	4.32%	N/A	2.54%	4.25%	2.05%	2.84%
Weighted-average expected long-term rate of return on plan assets	7.90%	3.19%	6.39%	7.90%	3.62%	6.45%

The components of net periodic benefit cost for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively, were as follows:

	Fiscal Year Ended
	December 31, 2009			December 31, 2008			December 28, 2007
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Service cost	$1,589	$1,288	$11,266	$9,378	$1,240	$14,798	$10,714	$1,256	$18,681
Interest cost	11,797	1,278	21,712	13,743	1,457	24,237	13,983	1,565	22,274
Expected return on plan assets	(12,271)	(915)	(21,243)	(16,326)	(1,035)	(26,056)	(16,562)	(793)	(23,518)
Amortization of net loss	3,447	2,412	2,962	2,795	1,878	(1,034)	3,182	1,803	1,633
Amortization of transition obligation	—	31	202	—	30	213	—	120	199
Amortization of prior service (credit) cost	—	5	(962)	(14)	5	(967)	(18)	5	(739)
Curtailments, settlements and special termination benefits	4,236	1,825	(3,179)	481	3,010	648	8,067	—	1,444

Net periodic pension cost	$8,798	$5,924	$10,758	$10,057	$6,585	$11,839	$19,366	$3,956	$19,974

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The amounts in accumulated other comprehensive income as of December 31, 2009, that are expected to be recognized as components of net periodic benefit cost during the next fiscal year, are as follows:

	North America Plans	Japan Plans	Rest of World Plans
Actuarial loss	$2,961	$2,235	$1,462
Prior service credit	(882)	(3)	(682)
Transition obligation	—	30	209

Expected pension benefit disbursements for each of the next five years and the five succeeding years are as follows:

	North America Plans	Japan Plans	Rest of World Plans
Year
2010	$19,710	$4,859	$15,781
2011	14,305	4,991	15,884
2012	12,815	4,539	16,717
2013	13,912	5,174	17,985
2014	14,932	4,088	21,356
Next five years thereafter	83,826	20,969	106,205

Defined Benefit Pension Plans

Overall Investment Strategy

The Company’s overall investment strategy is to hold 1-2% of plan assets in cash to maintain liquidity to meet near-term benefit payments and invest the remaining 98% in a wide diversification of asset types, fund strategies and fund managers. The target allocations for invested plan assets are 40% equity securities, 50% fixed income securities, 7% real estate, and 3% to other types of investments. Equity securities are diversified across investment manager styles and objectives (i.e. value, growth) including investments in companies with both small to large capitalizations primarily located in the United States, Canada and Europe. Fixed income securities include readily marketable government issues and agency obligations, marketable corporate bonds and mortgage, asset, and government backed securities and guaranteed insurance contracts of companies from diversified industries primarily located in the United States, Canada, Japan and Europe. Other types of investments include investments in hedge funds, joint ventures and swaps that follow several different strategies.

Narrative – Fair Value Measurements

Effective for fiscal years ending after December 15, 2009, the Company adopted ASC Topic 715-020, Employer’s Disclosures about Postretirement Benefit Plan Assets. ASC Topic 715-020 establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 715-020 are described as follows:

Level 1 - inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

Level 2 - inputs to the valuation methodology include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Description of the valuation methods used for assets measured at fair value

Corporate bonds, government bonds and municipal bonds are valued using a bid evaluation, an estimated price at which a dealer would pay for a security (typically in an institutional round lot). These evaluations are based on quoted prices, if available, or proprietary models which pricing vendors establish for these purposes.

Guaranteed investment contracts and mortgage, asset or government backed securities are valued using a bid evaluation or a mid evaluation. A bid evaluation is an estimated price at which a dealer would pay for a security (typically in an institutional round lot). A mid evaluation is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security (typically in an institutional round lot). Often times these evaluations are based on proprietary models which pricing vendors establish for these purposes.

Equities are valued at the closing price reported on the active market on which the individual securities are traded.

Hedge funds and joint venture interests are valued at the net asset value using information from investment managers.

Swaps are valued using a mid evaluation, or the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security (typically in an institutional round lot). Often times these evaluations are based on proprietary models which pricing vendors establish for these purposes.

Real estate is valued at the net asset value using information from investment managers.

Real estate investment trusts are valued at the closing price reported on the active market on which the investments are traded.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the investments of the pension assets at fair value, as of December 31, 2009:

	North America				Japan				Rest of the World
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income

Government & Municipal Bonds	$—	$24,229	$—	$24,229	$—	$3,215	$—	$3,215	$—	$99,009	$—	$99,009
US Corporate Bonds	—	23,554	—	23,554	—	—	—	—	—	6,381	—	6,381
Canadian Corporate Bonds	—	14,690	—	14,690	—	—	—	—	—	256	—	256
Eurozone Corporate Bonds	—	2,646	655	3,301	—	—	—	—	—	33,503	—	33,503
UK Corporate Bonds	—	2,624	—	2,624	—	—	—	—	—	8,351	—	8,351
Swiss Corporate Bonds	—	—	—	—	—	—	—	—	—	27,425	—	27,425
Other Corporate Bonds	—	2,443	—	2,443	—	317	—	317	—	3,854	—	3,854
GICs / Mortgage, Asset or Govt
Backed Securities	—	6,549	—	6,549	—	14,117	—	14,117	—	501	—	501

Equities
US Equities	26,771	19,116	—	45,887	2,118	—	—	2,118	52,901	—	—	52,901
Canadian Equities	491	14,616	—	15,107	211	—	—	211	2,532	—	—	2,532
Eurozone Equities	663	—	—	663	772	—	—	772	26,539	—	—	26,539
UK Equities	585	—	—	585	438	—	—	438	20,912	—	—	20,912
Swiss Equities	457	—	—	457	158	—	—	158	17,775	—	—	17,775
Other Equities	17,170	6,594	—	23,764	5,399	—	—	5,399	31,387	—	—	31,387

Other
Hedge Funds/Joint Venture
Interests/Swaps	—	609	650	1,259	—	—	—	—	57	7,459	13,554	21,070

Real Estate				—				—				—
Real Estate Interests	—	—	5,853	5,853	—	—	—	—	—	436	17,177	17,613
Real Estate Investment Trusts	—	—	—	—	—	64	—	64	17,687	3,734	—	21,421

Cash				—				—				—
Cash/Cash Equivalents	4,057	4	—	4,061	400	—	—	400	6,278	—	—	6,278

Total Investments	$50,194	$117,674	$7,158	$175,026	$9,496	$17,713	$—	$27,209	$176,068	$190,909	$30,731	$397,708

The following table sets forth a summary of changes in the fair value of the Level 3 pension assets for the year ending December 31, 2009:

	North America				Japan				Rest of World
	Corporate Bonds	Hedge /Joint Venture	Real Estate /Other	Total	Corporate Bonds	Hedge /Joint Venture	Real Estate /Other	Total	Corporate Bonds	Hedge /Joint Venture	Real Estate /Other	Total
Balance, beginning of year	$241	$816	$3,151	$4,208	$—	$—	$—	$—	$—	$969	$21,056	$22,025
Gains/(Losses) on assets sold	—	—	—	—	—	—	—	—	—	—	—	—
Gains/(Losses) on assets still held at end of year	16	(146)	628	498	—	—	—	—	—	(573)	(4,306)	(4,879)
Purchases, sales, issuance, and settlements	639	(20)	2,074	2,693	—	—	—	—	—	13,158	427	13,585
Transfers in and/or out of Level	(241)	—	—	(241)	—	—	—	—	—	—	—	—

Balance, end of year	$655	$650	$5,853	$7,158	$—	$—	$—	$—	$—	$13,554	$17,177	$30,731

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

North America	Expected Return
Canada	7.50%
United States	8.00%

Japan
Japan	3.19%

Rest of World
Austria	5.00%
Belgium	7.25%
Germany	5.50%
Ireland	7.00%
Netherlands	6.75%
Switzerland	5.75%
United Kingdom	7.00%

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

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Change in benefit obligations:
Benefit obligation at beginning of period	$82,881	$83,758
Measurement date adjustment	—	(444)
Service cost	1,723	1,940
Interest cost	5,051	5,230
Plan participants’ contributions	1,979	1,928
Actuarial gain	(5,044)	(2,203)
Benefits paid	(6,486)	(6,685)
(Gain) loss due to exchange rate movements	317	(521)
Curtailments, settlements and special termination benefits	—	(122)

Benefit obligation at end of period	$80,421	$82,881

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	4,507	5,102
Plan participants’ contribution	1,979	1,928
Benefits paid	(6,486)	(7,030)

Fair value of plan assets at end of period	$—	$—

Net amount recognized:

Funded status	$(80,421)	$(82,881)

Net amount recognized in consolidated balance sheets consists of:
Current liability	$(4,818)	$(4,420)
Noncurrent liability	(75,603)	(78,461)

Net amount recognized	$(80,421)	$(82,881)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$4,783	$10,101
Prior service credit	(2,128)	(2,310)

Total	$2,655	$7,791

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 5.84% and 6.10% at December 31, 2009 and December 28, 2008, respectively. The components of net periodic benefit cost for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007 were as follows:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Service cost	$1,723	$1,940	$2,394
Interest cost	5,051	5,230	5,660
Amortization of net loss	76	189	1,401
Amortization of prior service credit	(201)	(185)	(187)
Curtailments, settlements and special termination benefits	—	150	(129)

Net periodic benefit cost	$6,649	$7,324	$9,139

The amounts in accumulated other comprehensive income as of December 31, 2009, that are expected to be recognized as components of net periodic benefit cost during the next fiscal year, are as follows:

Actuarial (gain) loss	$(89)
Prior service (credit) cost	(203)
Transition (asset) obligation	—

Adoption of ASC Topic 715

The Company adopted the measurement date provisions of ASC Topic 715 at the beginning of fiscal year 2008, resulting in a decrease in post-employment liabilities of $444, of which, $1,173 decreased retained earnings and $1,617 increased accumulated other comprehensive income.

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

For the fiscal year ended December 31, 2009, healthcare cost trend rates were assumed to be 4% for international plans, and for U.S. plans 8% for 2009 then downgrading to 5% by 2013. In Canada, we used 9.0% in 2009, downgraded to 5% by 2018. For the fiscal year ended December 31, 2008, healthcare cost trend rates were assumed to be 4% for international plans, and for U.S. plans 8% for 2008, then downgrading to 5% in 2013. For Canada, we assumed 9% in 2008 and downgraded to 5% by 2018. The assumed healthcare cost trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the fiscal year ended December 31, 2009:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$607	$(554)
Effect on post-retirement benefit obligation	6,230	(5,626)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits for each of the next five years and succeeding five years are as follows:

Year
2010	$4,818
2011	5,077
2012	5,312
2013	5,460
2014	5,801
Next five years thereafter	29,880

(19)	Other Employee Benefit Plans

Discretionary Profit-Sharing Plan

The Company has a discretionary profit-sharing plan covering certain employees. Under the plan, the Company expensed $6,611, $5,117 and $8,116 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

Defined Contribution Plans

The Company has various defined contribution benefit plans which cover certain employees. The Company has expanded use of such plans in select countries where they have been used to supplement or replace defined benefit plans.

In the Company’s U.S. operations, participants can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 40l(k) tax-deferred option. The Company provides matching contributions for these plans. In addition, during fiscal year 2009, the Company began contributing a defined amount based on a percentage of each employee’s earnings in the U.S. This defined contribution plan replaced the previous Cash Balance Pension Plan in the United States. In association with these plans, the Company paid $10,703 and $4,271 during the fiscal years ended December 31, 2009 and December 31, 2008, respectively. The Company’s other business segments contributed $8,185 and $8,502 to defined contribution plans during the fiscal years ended December 31, 2009 and December 31, 2008, respectively.

(20)	Fair Value of Financial Instruments

The Company adopted ASC Topic 820 at the beginning of fiscal year 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are measured at least annually. To increase the consistency and comparability in fair value measurements and related disclosures, ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 –	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 –	Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following fair value hierarchy table presents information regarding assets and liabilities that are measured at fair value on a recurring basis:

	Balance at December 31, 2009	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$874	$—	$874	$—

Liabilities:
Foreign currency forward contracts	$2,666	$—	$2,666	$—
Interest rate swap contracts	—	—	—	—

	$2,666	$—	$2,666	$—

The book values and estimated fair values of financial instruments that are not carried at fair value are reflected below:

	December 31, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
Short-term borrowings and current portion of long term debt	$37,472	$37,546	$46,253	$45,028
Long-term borrowings	1,593,697	1,637,838	1,424,556	1,139,082

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

The Company previously had a long-term incentive plan (the “Plan”) that provided for the right to purchase stock of CMH, the parent of Holdings, for certain members of senior management of the Company.

In December 2005, the Company and CMH approved the cancellation of the Plan. In connection with this decision, CMH commenced an offer to purchase all of its outstanding class C common stock, options to purchase its class C common stock and class B common stock held by senior management of the Company and current or former employees of SCJ. The offer expired in March 2006. Pursuant to the offer, holders of CMH class C common stock who tendered shares in the offer received $139.25 in cash, without interest, for each share of class C common stock tendered. Holders of options received a cash payment as follows: (a) for options with an exercise price less than $139.25 per share, an amount equal to the difference between $139.25 and the exercise price for each share of class C common stock issuable upon exercise of the options and (b) for options with an exercise price equal to or greater than $139.25 per share, $8.00 for each share of class C common stock issuable upon exercise of the options. Holders of class B common stock received $83.30 for each share of class B common stock tendered. Those participants who chose not to accept the tender offer continued to participate under the existing Plan terms; however, the Company did not grant further awards under the Plan.

Compensation expense recorded by the Company related to restricted stock, net of forfeitures, was $92, $146, and $155 for the fiscal years ended December 31, 2009, December 31, 2008, and December 28, 2007, respectively.

A summary of stock option activity and average exercise price is as follows:

	Number of Shares	Weighted- Average Exercise Price
Shares under option at December 30, 2005	501,138	$126.20
Options tendered	(375,588)	129.45
Options lapsed or surrendered	(1,809)	135.94
Options exercised	(230)	111.53

Shares under option at December 29, 2006	123,511	116.12
Options lapsed or surrendered	(260)	140.09

Shares under option at December 28, 2007	123,251	116.07
Options lapsed or surrendered	(10,000)	136.16

Shares under option at December 31, 2008	113,251	114.30
Options exercised	(26,316)	82.63
Options tendered	(86,935)	123.89

Shares under option at December 31, 2009	—	$—

In connection with the recapitalization of the Company in November 2009 (see Note 25), CMH commenced an offer to purchase the remaining class C common stock, along with the options to purchase its class C common stock. Holders of CMH class C common stock received $103.33 for each share of class C common stock tendered. Because all remaining options had an exercise price greater than $103.33 per share, holders of options received a payment of $8.00 for each share of class C common stock issuable upon tender of the options. The Company recorded $695 in selling, general and administrative expenses in the fiscal year ended December 31, 2009, in recognition of the costs associated with the option tender offer.

As of December 31, 2009, there were no nonvested options outstanding or unrecognized compensation cost related to nonvested share-based compensation arrangements. The Company recorded related compensation expense of $215, $398 and $515 in the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

Cash-Based Long-Term Incentive Program

In December 2005, the Company approved a long-term incentive program, which became effective at the beginning of fiscal year 2006. The program is not stock-based; rather, it provides for the accumulation of long-term cash awards based on three-year financial performance periods. The awards are earned through service. The compensation expense related to the services rendered were $22,956, $17,996 and $16,805 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively. Payments to be made to employees under this long-term incentive program in 2010 are recorded as a current obligation, while payments expected in future periods are recorded as a long-term obligation in the Company’s consolidated balance sheet.

Adoption of a New Stock-Based Long-Term Incentive Plan

In January 2010, the Company approved a New Stock Incentive Plan (“SIP”), which will replace the cash-based long-term incentive program for the officers and most senior managers of the Company. The SIP, which became effective in January 2010, provides for the purchase or award of new class B common stock of Holdings (“Shares”) and options to purchase new Shares representing in the aggregate representing up to 12% of the outstanding common stock of the Company.

In February 2010, pursuant to the SIP, the Company completed an equity offering of 1.4 million Shares, $0.01 par value per share, at $10 per share to certain key employees. Also pursuant to the SIP, these and other employees were granted 3 million Deferred Share Units (“DSUs” as defined in the SIP), which represent rights to Shares in the future subject to the satisfaction of certain conditions at an acquisition price of $10 per share, and 10.7 million options (“Matching Options” as defined in the SIP) to purchase Shares pursuant to a matching formula, at an exercise price of $10 per share. The Matching Options are subject to a vesting period of generally four years.

Also in February 2010, the Company adopted a Director Stock Incentive Plan, which provides for the sale of Shares to certain non-employee directors of the Company, as well as the grant to these individuals of DSUs in lieu of receiving cash compensation for their services as a member of the Company’s Board of Directors.

(22)	Lease Commitments

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment under long-term, noncancelable operating leases. Certain of the leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. At December 31, 2009, the future payments for all operating leases with remaining lease terms in excess of one year in each of the next five fiscal years and thereafter were as follows:

Year
2010	$54,919
2011	37,766
2012	24,400
2013	16,937
2014	12,158
Thereafter	31,902

$178,082

Total rent expense under all leases was $70,566, $75,386 and $72,081 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

(23)	Related-Party Transactions

Diversey purchases certain raw materials and products from SCJ, which, like Diversey, is majority-owned by the descendants of Samuel Curtis Johnson. Total inventory purchased from SCJ was $25,238, $27,743 and $25,277 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

SCJ also provides certain administrative, business support and general services, including shared facility services to Diversey. In addition, Diversey leases certain facilities from SCJ. Charges for these services and leases totaled $14,032, $13,013 and $15,392 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

Diversey licenses the use of certain trade names, housemarks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled $6,316, $7,441 and $6,109 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

After Diversey’s 1999 separation from SCJ, SCJ continued to operate institutional and industrial businesses in various countries in which Diversey did not have operations. Under a territorial license agreement, Diversey licenses the intellectual property rights to SCJ to allow it to manufacture and sell Diversey’s products in those countries. Under this agreement, SCJ pays a royalty fee based on its and its sub licensees’ net sales of products bearing Diversey’s brand names. Amounts paid by SCJ to Diversey under the territorial license agreement totaled $82 and $271 during the fiscal years ended December 31, 2009 and December 31, 2008, respectively and were not material during the fiscal year ended December 28, 2007.

SCJ purchases certain raw materials and products from Diversey. Total inventory purchased by SCJ from the Company was $2,952, $1,875 and $2,183 for the fiscal years ended December 31, 2009, December 31, 2008, and December 28, 2007, respectively.

In June 2006, in connection with the divestiture of the Polymer Business, Diversey entered into a toll manufacturing agreement with SCJ. In addition, Diversey and SCJ entered a toll manufacturing agreement covering its North American business. Under both agreements, SCJ supports and performs certain manufacturing functions at its Waxdale operation in the United States. . In association with these tolling agreements, the Company paid SCJ $6,523, $6,135 and $5,884 during the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

Diversey has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. Service fees paid to the Johnson Financial Group totaled $69, $103 and $118, for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

Diversey previously leased its North American headquarters building from Willow Holdings, Inc., which is controlled by the descendants of Samuel Curtis Johnson. Diversey’s operating lease costs were $700 for the fiscal year ended December 28, 2007.

On December 20, 2007, Diversey purchased the land and building from Willow Holdings, LLC for $5,788. As part of the purchase, the parties terminated the lease arrangements. Diversey and Willow Holdings, LLC also entered into a Right of First Offer Purchase Agreement which provides Willow Holdings, LLC the opportunity to purchase the property in the event Diversey desires to sell the property.

In connection with the acquisition of the DiverseyLever business, Diversey and various of their subsidiaries entered into a sales agency agreement with Unilever whereby Diversey and various of their subsidiaries act as Unilever’s sales agents in the sale of certain of Unilever’s consumer brand cleaning products to institutional and industrial end-users. The original term of the sales agency agreement was extended until December 31, 2007. On October 11, 2007, the Company and Unilever executed the Umbrella Agreement pursuant to which the parties agreed to the terms of (i) the New Agency Agreement that is substantially similar to the Prior Agency Agreement and that applies to Ireland, the United Kingdom, Portugal and Brazil and (ii) the License Agreement under which Unilever agreed to grant us and our affiliates a license to produce and sell professional packs of Unilever’s consumer brand cleaning products in 31 other countries that were subject to the Prior Agency Agreement. Under the Umbrella Agreement, the Company and its affiliates also entered into agreements with Unilever to distribute consumer packs of Unilever’s consumer brand cleaning products in the same 31 countries as the License Agreement. The New Agency Agreement, the License Agreement and the consumer pack distribution arrangements took effect on January 1, 2008.

Amounts earned under the New Agency Agreement were $27,170 and $35,020 during the fiscal year ended December 31, 2009 and December 31, 2008, respectively. Amounts earned under the Prior Agency Agreement totaled $91,928 for the fiscal year ended December 28, 2007.

Royalties paid under the License Agreement were $5,010 and $5,120 during the fiscal year ended December 31, 2009 and December 31, 2008, respectively.

Under the dispensed products license agreement, Unilever has granted Diversey a license to use certain intellectual property relating to the products Diversey sells for use in certain personal care dispensing systems. Either party may terminate the dispensed products license agreement or the licenses granted under the agreement by providing six months’ written notice prior to any anniversary of the dispensed products license agreement. The dispensed products license agreement has been extended to May 2, 2010. Payments to Unilever under the dispensed products license agreement totaled $725, $818 and $924 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

Under the transitional services agreement, Unilever provided Diversey with a wide range of support services that were intended to ensure the smooth transition of the DiverseyLever business from Unilever to Diversey. Unilever provided most services for no more than 24 months, and, accordingly, services under the transitional services agreement have been terminated.

In association with the continuation of various support services and reimbursement of benefit-related costs not covered by the transitional service agreement, Diversey paid Unilever $0, $108 and $4 for the fiscal years ended December 31, 2009, December 31, 2008, and December 28, 2007, respectively.

Diversey purchases certain raw materials and products from Unilever, acts as a co-packer for Unilever and also sells certain finished goods to Unilever as a customer. Total purchases of inventory by Diversey from Unilever, excluding inventories associated with the sales agency agreement, were $64,140, $65,011 and $20,495, respectively, for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007. Total sales of finished product by Diversey to Unilever were $18,516, $26,208 and $46,890, for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively.

Diversey recognized interest income of $2,551, $2,749 and $2,583 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively, related to certain long-term acquisition related receivables from Unilever.

In 2009, in connection with the Transactions (See Note 25), Diversey paid CD&R a transaction fee of $25,000 and $300 in transaction-related expenses.

Related-party receivables and payables at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Included in accounts receivable – related parties:
Receivable from CMH	$701	$—
Receivable from SCJ	190	61
Receivable from Unilever	21,052	17,423
Long-term acquisition-related receivable from Unilever	—	79,808
Included in accounts payable – related parties:
Payable to CMH	683	65
Payable to SCJ	6,635	6,231
Payable to Unilever	28,057	22,177
Payable to other related parties	525	19
Long-term acquisition-related payables to Unilever	—	28,870
Long-term payable to CMH	—	1,050

(24)	Other Comprehensive Income

Components of other comprehensive income are disclosed, net of tax, in the consolidated statements of stockholders’ equity. The following table reflects the gross other comprehensive income and related income tax (expense) benefit:

	Fiscal Year Ended
	December 31, 2009			December 31, 2008
	Gross	Tax	Net	Gross	Tax	Net
Foreign currency translation adjustments:
Balance at beginning of year	$272,503	$(10,287)	$262,216	$380,602	$(11,324)	$369,278
Foreign currency translation adjustments	76,096	(6,236)	69,860	(108,099)	1,037	(107,062)

Balance at end of year	348,599	(16,523)	332,076	272,503	(10,287)	262,216

Adjustments to minimum pension liability:
Balance at beginning of year	(123,442)	26,355	(97,087)	(32,852)	10,937	(21,915)
Adjustments to minimum pension liability excluding adoption of ASC Topic 715	42,844	(12,873)	29,971	(90,590)	15,418	(75,172)

Balance at end of year	(80,598)	13,482	(67,116)	(123,442)	26,355	(97,087)

Unrealized losses on derivatives:
Balance at beginning of year	(5,680)	812	(4,868)	(3,604)	1,290	(2,314)
Losses in fair value of derivatives	(229)	(1,371)	(1,600)	(5,680)	812	(4,868)
Reclassification of prior unrealized losses in net income	5,680	(812)	4,868	3,604	(1,290)	2,314

Balance at end of year	(229)	(1,371)	(1,600)	(5,680)	812	(4,868)

Total accumulated other comprehensive income, net before adjustments to adopt ASC Topic 715	267,772	(4,412)	263,360	143,381	16,880	160,261

Adjustments to adopt ASC Topic 715
Balance at beginning of year	(46,774)	(1,270)	(48,044)	(44,830)	(1,270)	(46,100)
Impact of adoption	—	—	—	(1,944)	—	(1,944)

Balance at end of year	(46,774)	(1,270)	(48,044)	(46,774)	(1,270)	(48,044)

Total accumulated other comprehensive income, net after adjustments to adopt ASC Topic 715	$220,998	$(5,682)	$215,316	$96,607	$15,610	$112,217

(25)	Recapitalization and Refinancing Transactions

On October 7, 2009, the Company and Diversey entered into a series of agreements, which we collectively refer to as the “Transactions”, consisting of the following, and which closed on November 24, 2009:

(1)	an Investment and Recapitalization Agreement (the “Investment Agreement”), by and among Holdings, CDR Jaguar Investor Company, LLC (“CD&R Investor”), a Delaware limited liability company, owned by a private investment fund managed by CD&R, CMH, and SNW, pursuant to which:

(a)	the common equity ownership interests of the Company held by CMH were reclassified into 51.1 million new shares of class A common stock of Holdings; and

(b)	the Company issued 47.7 million shares of its new class A common stock to CD&R Investor and CD&R F&F Jaguar Investor, LLC, an affiliate of CD&R Investor (together with CD&R Investor, the “CD&R Investor Parties”), and 990,000 shares of its new class A common stock to SNW for cash consideration of $477 million and $9.9 million, respectively.

(2)	a Redemption Agreement (as amended, the “Redemption Agreement”), by and among the Company, Diversey, CMH, Unilever, N.V., a company organized under the laws of the Netherlands (“Unilever”), Marga B.V., a company organized under the laws of the Netherlands and an indirect, wholly owned subsidiary of Unilever (“Marga”), and Conopco, Inc., a New York corporation and an indirect, wholly owned subsidiary of Unilever (“Conopco”), pursuant to which Holdings purchased all of the common equity ownership interests of Holdings held by parties affiliated with Unilever in exchange for (a) $390.5 million in cash, (b) the settlement of certain amounts owing by Unilever to the Company and Holdings and owing to Unilever by Holdings and CMH, and (c) a warrant (the “Warrant”) to purchase 4,156,863 shares of Holdings’ new class A common stock, representing 4% of the outstanding common stock of Holdings at the closing of the Transactions assuming exercise of the Warrant.

At the closing of the Transactions, Holdings’ ownership, assuming the exercise of the Warrant, but excluding any impact of the New Stock Incentive Plan (see Note 21), is as follows: CMH, 49.1%; CD&R Investor Parties, 45.9%; SNW, 1.0%; and Unilever, 4.0%. SNW granted an irrevocable proxy to CMH to vote its common stock of Holdings, which, subject to certain limitations, increased CMH’s voting ownership in Holdings from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership in Holdings from approximately 1.0% to 0.0%.

In addition to the agreements described above, the Company and Diversey also entered into the following agreements: (1) a consulting agreement between the Company, Diversey and CD&R, pursuant to which CD&R will provide certain management, consulting, advisory, monitoring and financial services to the Company and its subsidiaries (“Consulting Agreement”); and (2) amended commercial agreements between Diversey and SCJ, relating to, among other things, a facility lease, brand licensing, supply arrangements and administrative services.

The Company also entered into the following agreements: (1) a stockholders agreement, by and among the Company, CMH, SNW, CD&R Investor Parties, relating to certain governance rights and (2) a registration rights agreement by and among the Company, CD&R Investor Parties, CMH, SNW and Marga (“Holdings Registration Rights Agreement”).

The Company issued the Warrant to Marga (and subsequently assigned to another Unilever affiliate) for the purchase of 4,156,863 shares of the Company’s class A common stock at an initial exercise price of $0.01 per share. The Warrant is exercisable upon the occurrence of a liquidity event, or upon the exercise of drag-along rights or tag-along rights as described in the Holdings Registration Rights Agreement. The fair value of this Warrant is carried by the Company in its financial statements at $39.6 million.

In connection with the Transactions, the Company and Diversey refinanced their debt and entered into new debt agreements, as more fully described in Note 12, as follows:

•	the repurchase or redemption by Diversey of its previously outstanding senior subordinated notes and by Diversey of its previously outstanding senior discount notes;

•	the repayment of all outstanding obligations under Diversey’s previously outstanding senior secured credit facilities and the termination thereof;

•	the entry by Diversey into a new $1.25 billion senior secured credit facility, which we refer to as the New Senior Secured Credit Facility;

•	the issuance by Diversey of $400 million aggregate principal amount of 8.25% senior notes due 2019 (which we refer to as the New Senior Notes); and

•	the issuance by the Company of $250 million aggregate initial principal amount of 10.5% senior notes due 2020.

(26)	Commitments and Contingencies

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

The Company has purchase commitments for materials, supplies, and property, plant and equipment incidental to the ordinary conduct of business. In the aggregate, such commitments are not in excess of current market prices. Additionally, the Company normally commits to some level of marketing related expenditures that extend beyond the fiscal year. These marketing expenses are necessary in order to maintain a normal course of business and the risk associated with them is limited. It is not expected that these commitments will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company maintains environmental reserves for remediation, monitoring, assessment and other expenses at one of its domestic facilities. While the ultimate exposure at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position or results of operations.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination, including the potential to recover some of these costs from Unilever under the terms of the DiverseyLever purchase agreement. As of December 31, 2009, the Company maintained related reserves of $7,700 on a discounted basis (using country specific rates ranging from 8.3% to 13.7%) and $10,300 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

During fiscal 2008, the Company was a licensee of certain chemical production technology used globally. The license agreement provided for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, the Company did not expect to meet the minimum guaranteed payments. In accordance with the requirements of ASC Topic 450, Contingencies, the Company estimated its possible range of loss as $2,879 to $4,397 and maintained a loss reserve of $2,879 at December 31, 2008. In December 2009, the Company and licensee amended the terms of the license agreement resulting in a $700 payment to the licensee and elimination of future guaranteed minimum royalty payments. The resulting $2,179 reduction in related reserves was recorded as a credit to selling, general and administrative expenses in the consolidated statement of operations.

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

	Fiscal Year Ended December 31 2009
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$647,807	$1,678,883	$306,526	$252,559	$239,499	$(14,393)	$3,110,881
Operating profit	66,910	123,592	13,693	20,052	6,131	(32,803)	197,575
Depreciation and amortization	13,307	46,675	7,256	8,401	7,978	28,480	112,097
Interest expense	14,546	55,401	1,135	1,623	1,108	68,710	142,523
Interest income	1,420	4,562	1	284	366	(2,078)	4,555
Total assets	342,768	1,990,476	294,573	256,838	211,474	352,178	3,448,307
Goodwill	126,877	805,725	127,003	80,942	63,668	66,817	1,271,032
Capital expenditures, including capitalized computer software	11,306	31,052	3,395	9,369	8,354	30,818	94,294
Long-lived assets [2]	183,691	1,079,388	172,852	119,719	94,384	325,722	1,975,756

	Fiscal Year Ended December 31 2008
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$679,376	$1,831,458	$311,395	$262,990	$251,726	$(21,068)	$3,315,877
Operating profit	41,418	90,126	8,230	17,503	661	(25,362)	132,576
Depreciation and amortization	16,016	57,393	8,689	9,925	8,844	27,369	128,236
Interest expense	12,109	69,025	923	1,843	2,075	67,249	153,224
Interest income	3,071	8,654	176	314	494	(5,029)	7,680
Total assets	361,259	1,886,057	325,175	195,890	187,090	259,701	3,215,172
Goodwill	126,304	779,653	129,749	67,303	56,611	66,394	1,226,014
Capital expenditures, including capitalized computer software	14,673	46,929	4,322	12,809	9,988	32,490	121,211
Long-lived assets [2]	180,657	1,061,338	183,203	99,637	84,894	319,667	1,929,396

	Fiscal Year Ended December 28, 2007
	North America	Europe	Japan	Latin America	Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$710,303	$1,616,973	$281,704	$226,848	$224,523	$(18,611)	$3,041,740
Operating profit	27,466	65,922	15,916	15,770	6,312	(64,308)	67,078
Depreciation and amortization	31,146	56,028	10,138	8,692	8,391	42,351	156,746
Interest expense	11,300	69,746	750	2,682	3,339	65,295	153,112
Interest income	6,183	11,039	77	63	675	(7,994)	10,043
Total assets	454,094	2,011,604	274,881	216,719	202,482	295,029	3,454,809
Goodwill	161,756	826,265	104,063	83,706	66,096	45,272	1,287,158
Capital expenditures, including capitalized computer software	18,926	44,529	4,361	10,981	9,197	23,165	111,159
Long-lived assets [2]	265,100	1,143,854	152,562	121,909	96,663	293,527	2,073,615

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.

[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in unconsolidated affiliates.

(28)	Quarterly Financial Data (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	April 4, 2009	March 28, 2008	July 3, 2009	June 27, 2008	October 2, 2009	September 26, 2008	December 31, 2009	December 31, 2008
Net sales [1]	$704,612	$779,837	$792,554	$887,074	$815,437	$856,500	$798,278	$792,466
Gross profit [1]	269,347	319,413	325,929	364,979	352,422	342,740	334,250	298,663
Net income (loss) [2]	(28,672)	(21,736)	6,874	(263)	31,089	(211)	(57,916)	(37,311)

[1]	Amounts include results from continuing operations.

[2]	During the third quarter of fiscal year 2008, the Company divested of DuBois (see Note 6) resulting in an after tax gain of approximately $6,211.

(29)	Subsequent Event

Effective January 11, 2010, the Venezuelan government devalued its currency (bolivar) and moved to a two tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods and services. The Company’s goods meet the non-essential classification. This change does not impact the Company’s 2009 financial results.

Beginning with fiscal year 2010, the Company will account for its Venezuelan subsidiary as hyperinflationary and will use the exchange rate at which it expects to be able to remit dividends to translate its earnings and month end balance sheet. This exchange rate is currently 4.30, the official rate currently applied to non-essential goods and services. In association with the conversion, the Company is expected to record a pretax loss of $3,000 to $4,000 during the first quarter of 2010.

As of December 31, 2009, the Company had approximately $7,200 of net monetary assets in Venezuela, which will generate income or expense for the change in value associated with exchange rate movements versus the U.S. dollar.