Form 10-K/A
period 2009-12-31
DIVERSEY HOLDINGS, INC.
filed 2010-04-01
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Diversey Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 18, 2010 (the “Original Report”), to correct an error in the amount of cash paid for interest for the fiscal year ended December 31, 2009, presented as supplemental information in the Consolidated Statements of Cash Flows as part of Item 8 of the Original Report. As set forth herein, the correct amount of cash paid for interest for the fiscal year ended December 31, 2009 is $132.1 million ($97.4 million as originally reported). The error does not impact any other balances or disclosures set forth in the Original Report. In addition, management has considered the nature of the error and determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective and that no material weakness existed. The Company has updated its evaluation of subsequent events through the date of this Amended Report.

Except for as described above, the Company is not amending any other information contained in the Original Report, and the Company has not undertaken to update forward looking or other disclosures made in the Original Report.

1A

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements beginning on page F-1.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K/A:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

Diversey Holdings, Inc.

By	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2010 by the following persons on the behalf of the registrant and in the capacities indicated.

/s/ Edward F. Lonergan	Director, President and Chief Executive Officer
Edward F. Lonergan	(Principal Executive Officer)

/s/ Norman Clubb	Executive Vice President and Chief Financial Officer
Norman Clubb	(Principal Financial and Accounting Officer)

/s/ S. Curtis Johnson III*	Director and Chairman
S. Curtis Johnson III

/s/ James G. Berges *	Director
James G. Berges

/s/ George K. Jaquette *	Director
George K. Jaquette

/s/ Rick Schnall *	Director
Rick Schnall

/s/ Helen Johnson-Leipold*	Director
Helen Johnson-Leipold

/s/ Clifton D. Louis*	Director
Clifton D. Louis

/s/ Robert M. Howe *	Director
Robert M. Howe

/s/ Todd C. Brown *	Director
Todd C. Brown

/s/ Philip W. Knisely*	Director
Philip W. Knisely

/s/ Richard C. Levin*	Director
Richard C. Levin

*	Norman Clubb, by signing his name hereto, does hereby sign this Form 10-K/A on behalf of each of the above-named officers and directors of Diversey Holdings, Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By	/s/ Norman Clubb
Norman Clubb, Attorney-in-fact

DIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Investment and Recapitalization Agreement, dated as of October 7, 2009, by and among JohnsonDiversey Holdings, Inc., CDR Jaguar Investor Company, LLC, SNW Co., Inc. and Commercial Markets Holdco, Inc. (incorporated by reference to Exhibit 2.1 to Company’s Form 8-K, filed with the SEC on October 14, 2009)

3.1	Certificate of Incorporation of JohnsonDiversey, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of JohnsonDiversey, Inc. filed with the SEC on July 31, 2002 (File. No. 333-97427) (the “Diversey Form S-4”))

3.2	Certificate of Amendment of the Certificate of Incorporation of Diversey, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on March 2, 2010)

3.3	By-laws of Diversey, Inc. (incorporated by reference as Exhibit 3.20 to the Company’s Form S-4)

3.4	Certificate of Incorporation of JohnsonDiversey Holdings, Inc. (incorporated by reference as Exhibit 3.1 to the Registration Statement on Form S-4 of JohnsonDiversey Holdings, Inc. filed with the SEC on September 16, 2003 (Reg. No. 333-108853) (the “JDHI Form S-4”))

3.5	Second Amended and Restated Certificate of Incorporation of Holdings (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

3.6	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Holdings (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on March 2, 2010)

3.7	Amended and Restated By-Laws of Holdings (incorporated by reference as Exhibit 3.2 to Holdings Form S-4)

3.8	Second Amended and Restated By-Laws of Holdings (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

4.1	Common Stock Purchase Warrant of Holdings, dated as of November 24, 2009 and Assignment and Joinder Agreement dated as of December 22, 2009 between Marga B.V. as assignor and Unilever Swiss Holding AG as assignee^

4.2	Registration Rights Agreement, dated as of November 24, 2009, among Holdings and each of the stockholders of Holdings party thereto (incorporated by reference as Exhibit 4.2 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

4.3	Indenture, dated as of November 24, 2009, among Diversey, the subsidiary guarantors from time to time party thereto and Wilmington Trust FSB, as trustee, relating to the 8.25% senior notes due 2019 of Diversey (incorporated by reference as Exhibit 4.3 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

4.4	Exchange and Registration Rights Agreement, dated as of November 24, 2009, among Diversey, the Guarantors named therein and the purchasers party thereto (incorporated by reference as Exhibit 4.4 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

4.5	Indenture, dated as of November 24, 2009, between Holdings and Wilmington Trust FSB, as trustee, relating to the 10.50% senior notes due 2020 of the Holdings (incorporated by reference as Exhibit 4.5 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

4.6	Exchange and Registration Rights Agreement, dated as of November 24, 2009, between the Holdings and the purchasers party thereto (incorporated by reference as Exhibit 4.6 to Diversey’s Form 8-K, filed with the SEC on December 1, 2009)

10.1	Redemption Agreement, dated as of October 7, 2009, by and among JohnsonDiversey Holdings, Inc., JohnsonDiversey, Inc., Commercial Markets Holdco, Inc., Unilever, N.V., Marga B.V. and Conopco, Inc. (incorporated by reference to Exhibit 10.1 to J the Company’s Form 8-K, filed with the SEC on October 14, 2009)

Exhibit Number	Description of Exhibit
10.2	Amendment No. 1 to the Redemption Agreement, dated November 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on November 25, 2009)

10.3	Stockholders Agreement, dated as of November 24, 2009, among Holdings, CMH, SNW, the CD&R Investor Parties and any stockholder of Holdings who becomes a party thereto (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.4	Indemnification Agreement, dated as of November 24, 2009, among Diversey, Holdings, the CD&R Investor Parties, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R and Clayton Dubilier & Rice, Inc. (incorporated by reference as Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.5	Indemnification Agreement, dated as of November 24, 2009, among Diversey, Holdings and CMH (incorporated by reference as Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.6	Consulting Agreement, dated November 24, 2009, among Diversey, Holdings and CD&R (incorporated by reference as Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.7	Credit Agreement, dated as of November 24, 2009, among, inter alia, Diversey, as a borrower, Holdings, the lenders and issuers party thereto, as lenders, Citibank, N.A., as administrative agent, and the other parties thereto (incorporated by reference as Exhibit 10.8 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.8	Guaranty, dated as of November 24, 2009, made by Diversey, Holdings and certain of their U.S. subsidiaries in favor of the Guarantied Parties (as defined therein) (incorporated by reference as Exhibit 10.9 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.9	Guaranty, dated as of November 24, 2009, made by certain subsidiaries of Diversey organized outside of the United States in favor of the Guarantied Parties (as defined therein) (incorporated by reference as Exhibit 10.10 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.10	Pledge and Security Agreement, dated as of November 24, 2009, by the Grantors (as defined therein) in favor of the Principal Agent (as defined therein) (incorporated by reference as Exhibit 10.11 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.11	Asset and Equity Interest Purchase Agreement, dated May 1, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 11, 2006)

10.12	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among Johnson Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 7, 2006, File No. 333-97427)

10.13	Purchase Agreement among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of November 20, 2001 (incorporated by reference as Exhibit 10.1 to the Company’s Form S-4)*

10.14	First Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of February 11, 2002 (incorporated by reference as Exhibit 10.2 to the Company’s Form S-4)

10.15	Second Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of April 5, 2002 (incorporated by reference as Exhibit 10.3 to the Company’s Form S-4)

10.16	Third Amendment to the Purchase Agreement by and among JohnsonDiversey Holdings, Inc. (formerly known as Johnson Professional Holdings, Inc.), JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and Conopco, Inc., dated as of May 3, 2002 (incorporated by reference as Exhibit 10.4 to the Company’s Form S-4)*

Exhibit Number	Description of Exhibit
10.17	Umbrella Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. dated as of October 11, 2007 (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 8, 2007)*

10.18	Form of Amended and Restated Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 8, 2007)*

10.19	Form of Master Sub-License Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (incorporated by reference as Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 8, 2007)*

10.20	Amendment No. 1 to Umbrella Agreement, dated as of November 24, 2009, among Diversey, Unilever and Unilever PLC (incorporated by reference as Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.21	Amendment No. 1 to Master Sales Agency Agreement, dated as of November 24, 2009, among Diversey, Unilever and Unilever PLC (incorporated by reference as Exhibit 10.6 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.22	Amendment No. 1 to Master Sub-License Agreement, dated as of November 24, 2009, among Diversey, Unilever and Unilever PLC (incorporated by reference as Exhibit 10.7 to the Company’s Form 8-K, filed with the SEC on December 1, 2009)

10.23	Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc., dated as of May 3, 2002, with respect to, among other things, the housemarks (incorporated by reference as Exhibit 10.9 to the Company’s Form S-4)*

10.24	Omnibus Amendment of Leases among S.C. Johnson & Son, Inc., Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.), dated November 20, 2001 (incorporated by reference as Exhibit 10.12 to the Company’s Form S-4)

10.25	Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Building 65, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.13 to the Company’s Form S-4)*

10.26	Real Estate and Equipment Lease Agreement between S.C. Johnson & Son, Inc. and JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) for Waxdale Buildings 59 and 63, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.15 to the Company’s Form S-4)*

10.27	Lease Agreement between S.C. Johnson & Son, Inc. and Johnson Polymer, LLC (formerly known as Johnson Polymer, Inc.) for Waxdale Buildings 52, 53, 54, 66, 66A, 71 & 72, 8311 16th Street, Mt. Pleasant, Wisconsin, dated July 3, 1999 (incorporated by reference as Exhibit 10.16 to the Company’s Form S-4)*

10.28	Lease Amendment, Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 11, 2006)

10.29	Lease Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and Johnson Polymer, LLC (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 11, 2006)

10.30	Amended and Restated Lease Agreement between S.C. Johnson & Son, Inc. and Diversey, Inc., dated as of November 24, 2009 (Waxdale Lease)*^

10.31	Amended and Restated Agreement between S.C. Johnson & Son, Inc. and Diversey, Inc., dated as of November 24, 2009 (Brand License Agreement)*^

10.32	Amended and Restated Supply Agreement between Diversey, Inc. and S.C. Johnson & Son, Inc., dated as of November 24, 2009 (S.C. Johnson & Son, Inc. as manufacturer)*^

Exhibit Number	Description of Exhibit
10.33	Receivables Sale Agreement dated as of December 10, 2008 between JohnsonDiversey Canada, Inc., as Originator and JWPR Corporation, as Buyer (incorporated by reference as Exhibit 10.18 to the Annual Report on Form 10-K of the Company filed with the SEC on March 27, 2009)

10.34	Amended and Restated Receivables Sale Agreement dated as of December 10, 2008 between JohnsonDiversey, Inc., as Originator and JWPR Corporation, as Buyer (incorporated by reference as Exhibit 10.19 to the Annual Report on Form 10-K of the Company filed with the SEC on March 27, 2009)

10.35	Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, the Commercial Paper Conduits From Time To Time Party Hereto, as Conduits, Certain Financial Institutions Party Hereto, and The Bank Of Nova Scotia, as a Managing Agent and as the Agent (incorporated by reference as Exhibit 10.20 to the Annual Report on Form 10-K of the Company filed with the SEC on March 27, 2009)

10.36	Amendment No.1 to Third Amended and Restated Receivables Purchase Agreement dated July 15, 2009, entered into among JWPR CORPORATION, as Seller and Servicer, LIBERTY STREET FUNDING LLC, as the sole Conduit, and THE BANK OF NOVA SCOTIA, as agent and as the sole Financial Institution (in such capacity, the “Financial Institution” and together with the Conduit, the “Purchasers”), agreed and acknowledged by JohnsonDiversey, Inc. (incorporated by reference as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 13, 2009)

10.37	Amendment No.2, dated as of August 17, 2009, to the Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, Liberty Street Funding LLC, as sole Conduit and The Bank of Nova Scotia as Agent and the sole Financial Institution^

10.38	Omnibus Consent and Amendment No.3, dated as of November 24, 2009, to the Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, Liberty Street Funding LLC, as sole Conduit and The Bank of Nova Scotia as Agent and the sole Financial Institution^

10.39	Amendment No.4, dated as of December 4, 2009, to the Third Amended and Restated Receivables Purchase Agreement dated as of December 10, 2008 among JWPR Corporation, as Seller and Servicer, Liberty Street Funding LLC, as sole Conduit and The Bank of Nova Scotia as Agent and the sole Financial Institution^

10.40	Deed of Assignment dated July 15, 2009, entered into between JWPR CORPORATION and JohnsonDiversey UK Limited, agreed and acknowledged by LIBERTY STREET FUNDING LLC and THE BANK OF NOVA SCOTIA (incorporated by reference as Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 13, 2009)

10.41	Deed of Release and Assignment of Trust Property dated July 15, 2009, entered into among JWPR CORPORATION as buyer, THE BANK OF NOVA SCOTIA as agent, and JohnsonDiversey UK Limited as Company, which replaces Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2009 (incorporated by reference as Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on August 13, 2009)

10.42	Receivables Purchase Agreement, dated September 8, 2009, among JDER Limited, as seller, Hannover Funding Company LLC, as purchaser, Norddeutsche Landesbank Girozentrale, as agent, and JohnsonDiversey UK Limited, JohnsonDiversey France S.A.S. and JohnsonDiversey España S.L., as originators and as servicers (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on September 10, 2009)

10.43	Post Closing Agreement, dated September 8, 2009, to the Receivables Purchase Agreement dated September 8, 2009 among JDER Limited, as seller, Hannover Funding Company LLC, as purchaser, Norddeutsche Landesbank Girozentrale, as agent, and JohnsonDiversey UK Limited, JohnsonDiversey France S.A.S. and JohnsonDiversey España S.L., as originators and as servicers^

10.44	First Amendment, dated November 12, 2009, to the Receivables Purchase Agreement dated September 8, 2009 among JDER Limited, as seller, Hannover Funding Company LLC, as purchaser, Norddeutsche Landesbank Girozentrale, as agent, and JohnsonDiversey UK Limited, JohnsonDiversey France S.A.S. and JohnsonDiversey España S.L., as originators and as servicers^

Exhibit Number	Description of Exhibit
10.45	Omnibus Amendment, dated as of November 24, 2009, to the (i) Receivables Purchase Agreement, dated as of September 8, 2009, (as amended by the Post Closing Agreement dated September 8, 2009, and the First Amendment to Receivables Purchase Agreement dated November 12, 2009), (ii) the Sale Agreements, each dated September 8, 2009, (iii) the Performance Guaranty, dated September 8, 2009 and (iv) the Intercreditor Agreement, dated September 8, 2009, by and among JDER Limited, as the seller, JohnsonDiversey UK Limited, as an originator and a servicer, JohnsonDiversey France S.A.S., as an originator and a servicer, JohnsonDiversey España S.L., as an originator and a servicer, Hannover Funding Company LLC, as the purchaser, Norddeutsche Landesbank Girozentrale, as agent, and acknowledged and agreed to by JohnsonDiversey, Inc., as performance guarantor, Citicorp USA, INC., as original senior credit agent under the Intercreditor Agreement and Citibank, N.A., as administrative agent under the Intercreditor Agreement^

10.46	Receivables Sale Agreement, dated September 8, 2009, between JDER Limited, as assignee, and JohnsonDiversey UK Limited, as originator (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on September 10, 2009)

10.47	French Receivables Sale Agreement, dated September 8, 2009, between JDER Limited, as assignee, and JohnsonDiversey France S.A.S., as the French originator (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on September 10, 2009)

10.48	Spanish Sale Agreement, dated September 8, 2009, among JohnsonDiversey España S.L., as Spanish originator, JDER Limited and Norddeutsche Landesbank Girozentrale, as agent (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on September 10, 2009)

10.49	Performance Guaranty Agreement, dated September 8, 2009, by JohnsonDiversey, Inc., as guarantor, in favor of Norddeutsche Landesbank Girozentrale, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on September 10, 2009)

10.50	Stock Purchase Agreement by and among JWP Investments, Inc., Sorex Holdings, Ltd. and Whitmire Holdings Inc. dated as of June 9, 2004 (incorporated by reference as Exhibit 2.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 25, 2004(File No. 333-97247))

10.51	Commercial Markets Holdco, Inc. Second Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.31 to Amendment No. 2 of the Registration Statement on Form S-4 of the Company filed with the SEC on November 21, 2002 (File No. 333-97247))**

10.52	Form of Stock Option Agreement under Commercial Markets Holdco, Inc. Amended and Restated Long-Term Equity Incentive Plan (incorporated by reference as Exhibit 10.32 to the Company’s Form S-4)**

10.53	Amended and Restated Performance Bonus Opportunity Plan for Key Executives and Officers (incorporated by reference as Exhibit 10.54 to the Annual Report on Form 10-K of the Company filed with the SEC on March 22, 2007)**

10.54	Long-Term Cash Incentive Plan, Effective as of January 1, 2006 (incorporated by reference as Exhibit 10.56 to the Annual Report on Form 10-K of the Company filed with the SEC on March 22, 2007)**

10.55	Profit Sharing Plan, Effective as of January 1, 2007 (incorporated by reference as Exhibit 10.57 to the Annual Report on Form 10-K of the Company filed with the SEC on March 22, 2007)**

10.56	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson, dated December 6, 2001 (incorporated by reference as Exhibit 10.30 to the Company’s Form S-4)**

10.57	Level I Employment Agreement between JohnsonDiversey, Inc. and Edward F. Lonergan, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 18, 2008)**

10.58	Level I Employment Agreement between JohnsonDiversey, Inc. and Scott D. Russell, dated September15, 2008 (incorporated by reference to Exhibit 10.1 to Company’s Form 8-K filed with the SEC on September 18, 2008)**

10.59	Level I Employment Agreement between JohnsonDiversey, Inc. and Pedro Chidichimo, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 18, 2008)**

Exhibit Number	Description of Exhibit
10.60	Level I Employment Agreement between JohnsonDiversey, Inc and Norman Clubb, dated January 4, 2010 (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 7, 2010) **

10.61	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and David S. Andersen, dated November 8, 1999 (incorporated by reference as Exhibit 10.36 to the Company’s
Form S-4)**

10.62	Form of Level I Employment Agreement provided to certain executive officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 6, 2008)**

10.63	Form of Level II Employment Agreement provided to certain officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 6, 2008)**

10.64	Form of Level III Employment Agreement provided to certain officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on November 6, 2008)**

10.65	Separation and Release Agreements between JohnsonDiversey, Inc. and Thomas Gartland, dated April 1, 2008, and
April 30, 2008, respectively (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company filed with the SEC on May 8, 2008)**

10.66	Separation and Release Agreements between JohnsonDiversey, Inc. and Edward J. Kennedy, both dated November 17, 2008 (incorporated by reference as Exhibit 10.36 to the Annual Report on Form 10-K of the Company filed with the SEC on March 27, 2009)**

10.67	Separation and Release Agreements between Diversey and Joseph F. Smorada, the former Executive Vice President and Chief Financial Officer of Diversey and Holdings (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 19, 2010) **

10.68	Retirement Agreement between JohnsonDiversey, Inc. and JoAnne Brandes, dated as of January 25, 2007 (incorporated by reference as Exhibit 10.47 to the Annual Report on Form 10-K of the Company filed with the SEC on March 22, 2007)**

10.69	Stock Incentive Plan and ancillary forms and agreements of Diversey Holdings, Inc. dated as of January 11, 2010^

10.70	Director Stock Incentive Plan and ancillary forms and agreements of Diversey Holdings, Inc. dated as of February 18, 2010^

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of the Company filed with the SEC on April 3, 2003(File No. 333-97427))

21.1	Subsidiaries of Diversey, Inc^

24.1	Power of Attorney^

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.
**	Management contract or compensatory plan.
^	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 18, 2010 (the “Original Report”).

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

As discussed in Note 2, the Company has restated its previously issued financial statements to correct an error in the disclosure of cash paid for interest on the consolidated statement of cash flows for the year ended December 31, 2009.

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

/s/ Ernst & Young LLP

Chicago, Illinois

March 18, 2010

except for the disclosure of cash paid for interest on the consolidated statement of cash flows for the year ended December 31, 2009 and Note 2 as to which the date is

March 31, 2010

Report of Independent Registered Public Accounting Firm

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diversey Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 18, 2010, except for the disclosure of cash paid for interest on the consolidated statement of cash flows for the year ended December 31, 2009 and Note 2 as to which the date is March 31, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 18, 2010

DIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$249,713	$107,923
Restricted cash	39,654	49,463
Accounts receivable, less allowance of $20,645 and $20,487, respectively	556,720	553,170
Accounts receivable—related parties	21,943	17,484
Inventories	255,989	255,330
Deferred income taxes	30,288	29,114
Other current assets	171,232	136,062
Current assets of discontinued operations	60	1,746

Total current assets	1,325,599	1,150,292
Property, plant and equipment, net	415,645	412,022
Capitalized software, net	53,298	43,864
Goodwill	1,271,032	1,226,014
Other intangibles, net	220,769	231,590
Long-term receivables—related parties	—	79,808
Other assets	158,045	65,901
Non current assets of discontinued operations	3,919	5,681

Total assets	$3,448,307	$3,215,172

LIABILITIES, CLASS B COMMON STOCK SUBJECT TO PUT AND CALL OPTIONS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$27,661	$26,448
Current portion of long-term debt	9,811	19,805
Accounts payable	380,378	359,032
Accounts payable—related parties	35,900	28,492
Accrued expenses	472,735	460,367
Current liabilities of discontinued operations	6,174	3,746

Total current liabilities	932,659	897,890
Pension and other post-retirement benefits	248,414	294,086
Long-term borrowings	1,593,697	1,424,556
Long-term payables—related parties	—	29,920
Deferred income taxes	101,312	70,927
Other liabilities	144,392	130,966
Non current liabilities of discontinued operations	4,522	6,197

Total liabilities	3,024,996	2,854,542

Commitments and contingencies

Class B common stock subject to put and call options at December 31, 2008—$0.01 par value; 3,000 shares authorized; 1,960 shares issued and outstanding	—	456,875

Stockholders’ equity:
Class A common stock at December 31, 2009—$0.01 par value; 200,000,000 shares authorized; 99,764,706 shares issued and outstanding	998	—
Class B common stock at December 31, 2009—$0.01 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Capital in excess of par value	549,512	85,344
Retained deficit	(342,515)	(293,806)
Accumulated other comprehensive income	215,316	112,217

Total stockholders’ equity (deficit)	423,311	(96,245)

Total liabilities, class B common stock subject to put and call options and stockholders’ equity	$3,448,307	$3,215,172

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

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Comprehensive Income/(Loss)	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity/(Deficit)
Balance, December 29, 2006		$—	$—	$(129,443)	$178,325	$48,882
Comprehensive income (loss)—
Net loss	$(131,772)	—	—	(131,772)	—	(131,772)
Foreign currency translation adjustments, net of tax	132,248	—	—	—	132,248	132,248
Unrealized losses on derivatives, net of tax	(1,924)	—	—	—	(1,924)	(1,924)
Adjustment to minimum pension liability, net of tax	36,400	—	—	—	36,400	36,400

Total comprehensive income	$34,952

Capital contributions			515	—	—	515
Dividends declared		—	—	(77)	—	(77)
FIN 48 opening balance sheet adjustment		—	—	160	—	160
Fair value adjustment to class B common stock subject to put and call options			10,177	29,171	—	39,348
Adjustment to adopt ASC Topic 715, net of tax of ($1,270)		—	—	—	(46,100)	(46,100)

Balance, December 28, 2007		$—	$10,692	$(231,961)	$298,949	$77,680
Comprehensive loss—
Net loss	$(59,521)	—	—	(59,521)	—	(59,521)
Foreign currency translation adjustments, net of tax	(107,062)	—	—	—	(107,062)	(107,062)
Unrealized losses on derivatives, net of tax	(2,554)	—	—	—	(2,554)	(2,554)
Adjustment to reflect funded status of pension plans, net of tax	(75,172)	—	—	—	(75,172)	(75,172)

Total comprehensive loss	$(244,309)

Capital contributions			400	—	—	400
Dividends declared		—	—	(82)	—	(82)
Fair value adjustment to class B common stock subject to put and call options			74,252	—	—	74,252
Adjustment for ASC Topic 715—remeasurement date		—	—	(2,242)	(1,944)	(4,186)

Balance, December 31, 2008		$—	$85,344	$(293,806)	$112,217	$(96,245)
Comprehensive income—
Net Income	$(48,625)	—	—	(48,625)	—	(48,625)
Foreign currency translation adjustments, net of tax	69,860	—	—	—	69,860	69,860
Unrealized gains on derivatives, net of tax	3,268	—	—	—	3,268	3,268
Adjustment to reflect funded status of pension plans, net of tax	29,971	—	—	—	29,971	29,971

Total comprehensive income	$54,474

Capital contributions		—	215	—	—	215
Proceeds from the issuance of new class A common stock		998	485,902	—	—	486,900
Warrants for new class A common stock		—	39,600	—	—	39,600
Fair value adjustment to class B common stock subject to put and call options		—	(28,674)	—	—	(28,674)
Payment of costs for equity redemption and issuance		—	(32,875)	—	—	(32,875)
Dividends declared		—	—	(84)	—	(84)

Balance, December 31, 2009		$998	$549,512	$(342,515)	$215,316	$423,311

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 28, 2007
Cash flows from operating activities:
Net loss	$(48,625)	$(59,521)	$(131,772)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	93,030	104,277	128,981
Amortization of intangibles	19,067	23,959	27,765
Amortization of debt issuance costs	16,832	5,211	4,974
Interest accreted on notes payable	66	4,244	24,606
Interest accrued on long-term receivables-related parties	(2,551)	(2,749)	(2,583)
Deferred income taxes	2,765	(21,620)	41,618
(Gain) loss on disposal of discontinued operations	(176)	(10,471)	84
(Gain) loss from divestitures	208	(1,282)	454
(Gain) loss on property, plant and equipment disposals	726	736	(4,218)
Compensation costs associated with a former long-term incentive plan	215	400	515
Other	6,152	6,030	14,366
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses—
Restricted cash	(27,404)	(49,463)	—
Accounts receivable securitization	(24,997)	(10,200)	(10,400)
Accounts receivable	33,048	21,948	(38,654)
Inventories	13,952	(2,430)	(7,118)
Other current assets	(26,248)	(13,364)	(5,727)
Accounts payable and accrued expenses	58,353	(13,199)	(4,640)
Other assets	(29,358)	13,689	(18,540)
Long-term, acquisition-related receivables from Unilever	86,079	—	—
Other liabilities	3,281	8,600	(8,092)
Long-term, acquisition-related payables from Unilever	(30,630)	—	—

Net cash provided by (used in) operating activities	143,785	4,795	11,619
Cash flows from investing activities:
Capital expenditures	(68,689)	(98,015)	(103,075)
Expenditures for capitalized computer software	(25,605)	(23,196)	(8,084)
Proceeds from property, plant and equipment disposals	8,216	3,048	11,083
Acquisitions of businesses and other intangibles	(1,737)	(7,584)	(4,081)
Proceeds from (costs of) divestiture of businesses	(1,348)	127,564	1,795

Net cash provided by (used in) investing activities	(89,163)	1,817	(102,362)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(1,804)	10,985	(20,702)
Proceeds from long-term borrowings	1,603,396	1,050	—
Repayments of long-term borrowings	(1,444,361)	(13,820)	(13,016)
Repayment of related party long-term note	(1,050)	—	—
Payment of costs for equity redemption and issuance	(32,875)	—	—
Proceeds from the issuance of new class A common stock	486,900	—	—
Redemption of class B common stock	(445,948)	—	—
Payment of debt issuance costs	(82,377)	(123)	(500)
Dividends paid	(370)	—	(77)

Net cash (provided by) used in financing activities	81,511	(1,908)	(34,295)
Effect of exchange rate changes on cash and cash equivalents	5,657	6,043	13,796

Change in cash and cash equivalents	141,790	10,747	(111,242)
Beginning balance	107,923	97,176	208,418

Ending balance	$249,713	$107,923	$97,176

Supplemental cash flows information
Cash paid during the period:
Interest (restated for the year ended December 31, 2009)	$132,132	$136,264	$115,091
Income taxes	35,019	39,568	30,321

Non-cash financing activities:
Contribution from Holdco associated with a former long-term incentive plan	$215	$400	$515

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

(2) Restatement and Summary of Significant Accounting Policies

Restatement

The Company has restated its previously issued financial statements to correct an error in the disclosure of cash paid for interest on the consolidated statement of cash flows for the year ended December 31, 2009.

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

In January 2010, the FASB issued additional guidance to improve fair value disclosures and increase the transparency in financial reporting. These enhancements include: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Early application is permitted. The Company expects that the adoption of this standard will not significantly impact our consolidated financial statements.

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

Subsequent Events (ASC Topic 855)

In May 2009, the FASB established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. As a result of this new standard, and as a public reporting company, we evaluate subsequent events through the date the financial statements are issued, and/or reissued.

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

(8) Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	December 31, 2009	December 31, 2008
Land and improvements	$57,456	$57,260
Buildings and leasehold improvements	214,758	203,340
Equipment	681,930	620,739
Capital leases	4,090	3,611
Construction in progress	28,955	28,382

	987,189	913,332
Less—Accumulated depreciation	(571,544)	(501,310)

Property, plant and equipment, net	$415,645	$412,022

(9) Capitalized Software

Capitalized software, net, consisted of the following:

	December 31, 2009	December 31, 2008
Capitalized software	$257,296	$231,442
Less—Accumulated amortization	(203,998)	(187,578)

	$53,298	$43,864

Amortization expense related to capitalized software was $16,428, $15,736 and $32,868 for the fiscal years ended December 31, 2009, December 31, 2008 and December 28, 2007, respectively. Included in these amounts are impairment charges of $0, $0 and $2,745 (which relates to the November 2005 Plan—see Notes 2 and 14) for the fiscal years ended December 31, 2009, December 31, 2008, and December 28, 2007, respectively.

During the fiscal years ended December 31, 2009, December 31, 2008, and December 28, 2007, the Company capitalized $0, $70 and $115, respectively, of interest in connection with its ongoing software projects.

(10) Goodwill

Changes in the balance of the goodwill account were as follows:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Balance at beginning of year	$1,226,014	$1,287,158
Divestitures	—	(12,745)
Impact of foreign currency fluctuations	45,018	(48,399)

Balance at end of year	$1,271,032	$1,226,014

(11) Other Intangibles

Other intangibles consisted of the following:

	Weighted-Average Useful Lives	December 31, 2009	December 31, 2008
Definite-lived intangible assets:
Trademarks and patents	10 years	$49,813	$51,766
Customer lists, contracts, licenses and other intangibles	14 years	202,311	192,663
Indefinite-lived intangible assets:
Trademarks and patents	—	134,950	131,438
Licenses and other intangibles	—	2,441	2,441

		389,515	378,308
Less—Accumulated amortization		(168,746)	(146,718)

Other intangibles, net		$220,769	$231,590

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

The Company’s indebtedness and credit arrangements consisted of the following:

	December 31, 2009	December 31, 2008
Short-term borrowings:
Revolving facility [1]	$—	$—
Other lines of credit	27,661	26,448

Long-term borrowings:
Diversey, Inc.:
New Term Loans [1]	$981,092	$—
New Senior Notes [2]	400,000	—
Term loan B [3]	—	429,750
Japan loan [4]	—	11,055
Senior subordinated notes [5]	—	614,573
Diversey Holdings, Inc.:
New Holdings Senior Notes [6]	250,000	—
Senior discount notes [7]	—	406,303

	1,631,092	1,461,681
Less: Unamortized discount	27,584	17,320
Less: Current maturities of long-term debt	9,811	19,805

	$1,593,697	$1,424,556

[1]	New Term Loans and New Revolving Facility

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

[2]	New Senior Notes

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

[3]	Term Loan B

The previously outstanding term loan B was repaid on November 24, 2009 in connection with the recapitalization and refinancing of the Company and this term loan was replaced by Diversey’s New Term Loans. In 2008, the term loan B and the delayed draw term loan bore interest at a rate of LIBOR plus 200 basis points (5.19% at December 31, 2008).

[4]	Japan Loan

In December 2005, the Company’s Japanese subsidiary entered into a ¥2,500,000 term loan. The interest rate on the loan was based on TIBOR plus 102.5 basis points (1.83% at December 31, 2008). The loan matured and was repaid on December 29, 2009.

[5]	Senior Subordinated Notes

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

[6]	New Holding Senior Notes

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

[7]	Senior Discount Notes

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

The Company has foreign net operating loss carryforwards, as per the tax returns, totaling $370,981 that expire as follows: fiscal 2010—$5,960; fiscal 2011—$9,127; fiscal 2012 –$38,633; fiscal 2013 –$53,874; fiscal 2014 –$5,466; fiscal 2015 and beyond—$125,001; and no expiration—$132,920.

The Company also has foreign tax credit carryforwards, as per the tax returns, totaling $97,721 that expire as follows: fiscal 2010—$151; fiscal 2011—$270; fiscal 2012—$4,900; fiscal 2013—$8,259; fiscal 2014 —$13,304; fiscal 2015 and beyond—$67,645; and no expiration—$3,192. The Company also has U.S. federal and state net operating loss carryforwards as per the tax returns, totaling $165,933 and $748,404, respectively. The federal net operating loss carryforward expires as follows: 2025—$44,136; 2027—$53,635; 2028—$24,409; and 2029—$43,753. The state net operating loss carryforwards expire in various amounts over one to twenty years. Valuation allowances of $350,217 and $335,452 as of December 31, 2009 and December 31, 2008, respectively, have been provided for deferred income tax benefits related to the foreign, federal and state loss carryforwards, tax credits, and other net deferred tax assets where it is not more likely than not that amounts would be fully realized.

Adoption of ASC Topic 740-10—Unrecognized Tax Benefits (formerly FIN No. 48)

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

The following table represents a tabular reconciliation of total gross unrecognized tax benefits for the fiscal years ended December 31, 2008 and December 31, 2009:

	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Unrecognized tax benefits—beginning of year	$121,707	$108,724
Gross increases—tax positions in prior period	2,525	14,632
Gross decreases—tax positions in prior period	(1,763)	(10,182)
Gross increases—current-period tax positions	14,071	13,454
Lapse of statute of limitations	(3,383)	(1,111)
Currency translation adjustment	2,607	(3,810)

Unrecognized tax benefits—end of year	$135,764	$121,707

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

Narrative—Fair Value Measurements

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

Level 1—	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2—	Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3—	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following fair value hierarchy table presents information regarding assets and liabilities that are measured at fair value on a recurring basis:

	Balance at December 31, 2009	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$874	$—	$874	$—

Liabilities:
Foreign currency forward contracts	$2,666	$—	$2,666	$—
Interest rate swap contracts	—	—	—	—

	$2,666	$—	$2,666	$—

The book values and estimated fair values of financial instruments that are not carried at fair value are reflected below:

	December 31, 2009		December 31, 2008
	Book Value	Fair Value	Book Value	Fair Value
Short-term borrowings and current portion of long term debt	$37,472	$37,546	$46,253	$45,028
Long-term borrowings	1,593,697	1,637,838	1,424,556	1,139,082

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
Included in accounts receivable—related parties:
Receivable from CMH	$701	$—
Receivable from SCJ	190	61
Receivable from Unilever	21,052	17,423
Long-term acquisition-related receivable from Unilever	—	79,808
Included in accounts payable—related parties:
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