Form 10-Q
period 2010-04-02
DIVERSEY HOLDINGS, INC.
filed 2010-05-13
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2010

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

There is no public trading market for the registrant’s common stock. As of April 30, 2010, there were 99,764,706 outstanding shares of the registrant’s Class A common stock, $0.01 par value and 1,533,471 outstanding shares of the registrant’s Class B common stock, $0.01 par value.

*	Note: As a voluntary filer not subject to filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months.

Unless otherwise indicated, references to “Holdings,” “Company,” “we,” “our” and “us” in this report refer to Diversey Holdings, Inc. and its consolidated subsidiaries and references to “Diversey,” refer to Diversey, Inc., a wholly-owned subsidiary of Holdings.

On October 7, 2009, Holdings, together with Diversey, entered into a series of agreements to recapitalize Holdings and refinance the Company’s and Diversey’s debt (the “Transactions”). The closing of the Transactions occurred on November 24, 2009. Additional information regarding the Transactions is disclosed in Holdings’ Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010 and April 1, 2010, respectively.

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

•

our substantial indebtedness and our ability to operate in accordance with the terms and conditions of the agreements governing the indebtedness incurred pursuant to the Transactions, including the indebtedness under Diversey’s senior secured credit facilities, Diversey’s senior notes and Holdings’ senior notes;

•	our ability to operate in accordance with the terms and conditions of the agreements governing the indebtedness incurred pursuant to the Transactions;

•	potential conflicts of interest that any of our indirect principal shareholders may have with us in the future;

•	our ability to sustain our brand equity subsequent to Diversey’s name change to “Diversey, Inc.”

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•	general economic and political conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	the vitality of the institutional and industrial cleaning and sanitation market and conditions affecting the industry, including health-related, political, global economic and weather-related;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill their obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

i

•	energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or affect our markets;

•	the costs and effect of a relocation of our primary U.S. manufacturing facility; and

•	other factors listed from time to time in reports that we file with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	April 2, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$201,248	$249,713
Restricted cash	31,742	39,654
Accounts receivable, less allowance of $20,624 and $20,645, respectively	555,882	556,720
Accounts receivable – related parties	24,240	21,943
Inventories	267,801	255,989
Deferred income taxes	37,551	30,288
Other current assets	165,337	171,232
Current assets of discontinued operations	560	60

Total current assets	1,284,361	1,325,599
Property, plant and equipment, net	399,126	415,645
Capitalized software, net	51,377	53,298
Goodwill	1,229,519	1,271,032
Other intangibles, net	206,519	220,769
Other assets	149,221	158,045
Non current assets of discontinued operations	2,832	3,919

Total assets	$3,322,955	$3,448,307

LIABILITIES, CLASS B SHARES AND EQUITY AWARDS SUBJECT TO CONTINGENT REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$52,224	$27,661
Current portion of long-term borrowings	9,547	9,811
Accounts payable	274,798	380,378
Accounts payable – related parties	29,647	35,900
Accrued expenses	475,314	472,735
Current liabilities of discontinued operations	6,730	6,174

Total current liabilities	848,260	932,659

Pension and other post-retirement benefits	238,564	248,414
Long-term borrowings	1,566,158	1,593,697
Deferred income taxes	115,178	101,312
Other liabilities	131,869	144,392
Non current liabilities of discontinued operations	4,542	4,522

Total liabilities	2,904,571	3,024,996
Commitments and contingencies
Class B shares and equity awards subject to contingent redemption	31,881	—

Stockholders’ equity:
Class A common stock - $0.01 par value; 200,000,000 shares authorized; 99,764,706 shares issued and outstanding at April 2, 2010 and December 31, 2009	998	998
Class B common stock - $0.01 par value; 20,000,000 shares authorized; 1,533,471 shares issued and outstanding at April 2, 2010 (subject to contingent redemption) and 0 shares issued and outstanding as of December 31, 2009	—	—
Capital in excess of par value	550,934	549,512
Accumulated deficit	(348,685)	(342,515)
Accumulated other comprehensive income	183,256	215,316

Total stockholders’ equity	386,503	423,311

Total liabilities, class B shares and equity awards subject to contingent redemption and stockholders’ equity	$3,322,955	$3,448,307

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended
	April 2, 2010	April 3, 2009
	(unaudited)
Net sales:
Net product and service sales	$741,925	$698,893
Sales agency fee income	5,735	5,719

	747,660	704,612
Cost of sales	430,435	435,265

Gross profit	317,225	269,347
Selling, general and administrative expenses	249,238	235,854
Research and development expenses	16,727	13,671

Operating profit	51,260	19,822
Other (income) expense:
Interest expense	34,436	36,463
Interest income	(463)	(1,396)
Other (income) expense, net	3,736	(901)

Income (loss) from continuing operations before income taxes	13,551	(14,344)
Income tax provision	19,402	13,573

Loss from continuing operations	(5,851)	(27,917)
Loss from discontinued operations, net of income taxes of $0 and $0	(318)	(755)

Net loss	$(6,169)	$(28,672)

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended
	April 2, 2010	April 3, 2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,169)	$(28,672)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,935	21,280
Amortization of intangibles	4,483	4,748
Amortization of debt issuance costs	2,633	1,228
Accretion of original issue discount	576	—
Interest accreted on notes payable	—	12,223
Interest accrued on long-term receivables - related parties	—	(714)
Deferred income taxes	9,044	7,183
Loss on disposal of discontinued operations	61	153
(Gain) loss from divestitures	1	(93)
(Gain) loss on property, plant and equipment disposals	31	(140)
Other	5,420	(2,601)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	—	(6,100)
Accounts receivable	2,235	50,561
Inventories	(20,004)	(36,261)
Other current assets	1,764	(20,233)
Accounts payable and accrued expenses	(80,684)	(8,357)
Other assets	3,383	(18,739)
Other liabilities	(11,896)	10,637

Net cash used in operating activities	(65,187)	(13,897)
Cash flows from investing activities:
Capital expenditures	(13,521)	(12,218)
Expenditures for capitalized computer software	(2,430)	(4,853)
Proceeds from property, plant and equipment disposals	581	561
Acquisitions of businesses and other intangibles	—	(1,144)
Net costs of divestiture of businesses	(61)	(60)

Net cash used in investing activities	(15,431)	(17,714)
Cash flows from financing activities:
Proceeds from short-term borrowings, net	6,192	7,047
Repayments of long-term borrowings	(2,379)	—
Proceeds related to new stock-based long-term incentive plan	33,304	—
Payment of debt issuance costs	(2,530)	—

Net cash provided by financing activities	34,587	7,047
Effect of exchange rate changes on cash and cash equivalents	(2,434)	(4,733)

Change in cash and cash equivalents	(48,465)	(29,297)
Beginning balance	249,713	107,923

Ending balance	$201,248	$78,626

Supplemental cash flows information
Cash paid during the period:
Interest (restated for the quarter ended April 3, 2009)	$21,944	$7,485
Income taxes	5,629	4,562

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

1. Description of the Company

Diversey Holdings, Inc., formerly known as Johnson Diversey Holdings, Inc., (“Holdings” or the “Company”) directly owns all of the shares of Diversey, Inc. (“Diversey”), except for one share which is owned by S.C. Johnson & Son, Inc. (“SCJ”). The Company is a holding company and its sole business interest is the ownership and control of Diversey and its subsidiaries. Diversey is a leading global marketer and manufacturer of commercial cleaning, hygiene, operational efficiency, appearance enhancing products and equipment and related services and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and skin care. The Company serves institutional and industrial end-users such as food service providers, lodging establishments, food and beverage processing plants, building service contractors, building managers and property owners, retail outlets, schools and health-care facilities in more than 175 countries worldwide.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of April 2, 2010 and its results of operations and cash flows for the three months ended April 2, 2010 have been included. The results of operations for the three months ended April 2, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2009. As a public reporting company, the Company evaluates subsequent events through the date the financial statements are issued

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of DuBois Chemicals (“DuBois”) and the Polymer Business segment (“Polymer Business”) (see Note 6).

Restatement

The Company has restated its previously issued financial statements to correct an error in the disclosure of cash paid for interest on the consolidated statement of cash flows for the quarter ended April 3, 2009.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Diversey, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated on consolidation.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

•	Contingencies

•	Accounting for income taxes

•	Stock-based compensation

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

Segment Reporting

The Financial Standards Accounting Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

In June 2008, the Company announced plans to organize its operating structure to better position the Company to address consolidation and globalization trends among its customers and to enable the Company to more effectively deploy resources. These plans included a change in the organization of the Company’s operating segments from five to three regions. Effective January 2010, the Company completed its reorganization to the new three region model, having implemented the following:

•	Three regional presidents have been appointed to lead the operations of the three segments;

•	The three regional presidents report to the Company’s Chief Executive Officer (“CEO”), who is its chief operating decision maker;

•	Financial information is prepared separately and regularly for each of the three regions; and

•	The CEO regularly reviews the results of operations, manages the allocation of resources and assesses the performance of each of these regions.

The Company’s operations were previously organized in five regions: Europe/Middle East/Africa (“Europe”), North America, Latin America, Asia Pacific and Japan. The new three region model is composed of the following:

•	The existing Europe region;

•	A new Americas region combining the former North and Latin American regions; and

•	A new Greater Asia Pacific region combining the former Asia Pacific and Japan regions.

Accordingly, Note 18 reflects segment information in conformity with the new three region model.

Hyperinflationary accounting

Effective January 11, 2010, the Venezuelan government devalued its currency (bolivar) and moved to a two tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services. The Company’s goods meet the non-essential classification.

Beginning with fiscal year 2010, the Company accounted for its Venezuelan subsidiary as hyperinflationary and used the exchange rate at which it expects to be able to remit dividends to translate its earnings and month end balance sheet. This exchange rate is currently 4.30, the official rate currently applied to non-essential goods and services. In association with the conversion, the Company recorded a pretax loss of $3,874, as a component of other (income) expense, net, during the quarter.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

3. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 2, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009, that are of significance, or potential significance, to the Company.

Revenue Recognition (ASC Topic 605)

In October 2009, the FASB issued an Accounting Standard Update (“ASU”) on its standard on Multiple-Deliverable Revenue Arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, specifically: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. It also eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the effect that this standard may have on its financial statements.

Fair Value Measurements (ASC Topic 820)

In January 2010, the FASB issued additional guidance to improve fair value disclosures and increase the transparency in financial reporting. These enhancements include: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this guidance at the beginning of fiscal year 2010 and its adoption did not impact the consolidated financial statements.

Transfers and Servicing (ASC Topic 860)

In June 2009, the FASB eliminated the concept of a “qualifying special-purpose entity” and changed the requirements for derecognizing financial assets. As a result of this amendment to U.S. GAAP, many types of transferred financial assets that previously qualified for de-recognition in the balance sheet no longer qualify, including certain securitized accounts receivable. In particular, this amendment introduced the concept of a participating interest as a unit of account and reiterates the requirement that in order for a transfer of accounts receivable to qualify as a sale, effective control must be transferred; if the accounts receivable transferred meet the definition of a participating interest, the transfer qualifies for sale accounting. Because the accounts receivable transferred under our securitization arrangements do not meet the definition of a participating interest, the arrangement fails to meet the requirements of a complete transfer of control, and cannot continue to be treated as a sale. The Company adopted this guidance at the beginning of fiscal year 2010, the effective day of this guidance to the Company. As a result of the adoption of this standard, the Company restored the securitized accounts receivable in its balance sheet and recognized short-term borrowings. See Note 7 for additional information.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

Consolidation (ASC Topic 810)

Variable Interest Entities (“VIEs”): In June 2009, the FASB amended the evaluation criteria used to identify the primary beneficiary of a VIE, potentially changing significantly the decision on whether or not a VIE should be consolidated. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, the new standard requires ongoing reassessments of whether an enterprise is the primary beneficiary. The Company adopted this guidance at the beginning of fiscal year 2010, the effective day of this guidance to the Company and its adoption did not impact the consolidated financial statements.

International Financial Reporting Standards (“IFRS”)

In February 2010, the SEC issued a statement that reaffirms its support for the potential use of IFRS in the preparation of financial statements by U.S. registrants. It announced a work plan by which it is expected to make a determination in 2011 whether or not it will mandate the conversion to IFRS. The Company is currently assessing the potential impact of IFRS on its financial statements, including early adoption of IFRS, and will continue to review developments of the work plan.

4. Master Sales Agency Terminations and Umbrella Agreement

In connection with the May 2002 acquisition of the DiverseyLever business, Diversey entered into a master sales agency agreement (the “Sales Agency Agreement”) with Unilever PLC and Unilever N.V. (“Unilever”), whereby Diversey acts as an exclusive sales agent in the sale of Unilever’s consumer branded products to various institutional and industrial end-users.

An agency fee is paid by Unilever to Diversey in exchange for its sales agency services. An additional fee is payable by Unilever to Diversey in the event that conditions for full or partial termination of the Sales Agency Agreement are met. Diversey elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to Diversey of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $159 and $148 during the three months ended April 2, 2010 and April 3, 2009, respectively.

In October 2007, Diversey and Unilever agreed on an Umbrella Agreement (the “Umbrella”), to replace the previous Sales Agency Agreement, which includes; i) a new agency agreement with terms similar to the previous Sales Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of Diversey’s subsidiaries a license to produce and sell professional size packs of Unilever’s consumer branded cleaning products. The entities covered by the License Agreement will also enter agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

Under the License Agreement, the Company recorded net product and service sales of $30,967 and $31,928 during the three months ended April 2, 2010 and April 3, 2009, respectively.

5. Divestitures

In December 2007, in conjunction with its November 2005 Plan (see Note 10), Diversey executed a sales agreement for its Auto-Chlor Master Franchise and substantially all of its remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $69,800.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

The sales agreement was subject to the approval of Diversey’s Board of Directors and Unilever consent, both of which the Company considered necessary in order to meet “held for sale” criteria under ASC Topic 360, Property, Plant and Equipment. Accordingly, these assets were classified as “held and used” as of December 28, 2007. Diversey obtained approval from its Board of Directors and consent from Unilever in January 2008.

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2009, the Company recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $208, of which a $93 gain was recorded in the three months ended April 3, 2009. During the three months ended April 2, 2010, the Company recorded an adjustment to closing costs reducing the gain by $1. The gain is subject to additional post-closing adjustments including potential pension-related settlement changes.

6. Discontinued Operations

DuBois Chemicals

On September 26, 2008, Diversey and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of Diversey, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”), for approximately $69,700, of which, $5,000 was escrowed subject to meeting certain fiscal year 2009 performance measures and $1,000 was escrowed subject to resolution of certain environmental representations by Diversey. The purchase price was also subject to certain post-closing adjustments that were based on net working capital targets. Finalization of this adjustment in the first quarter of 2009 did not require any purchase price adjustment. In July of 2009, Diversey met certain environmental representations and Riverside released the $1,000 escrow to Diversey. Diversey and Riverside are expected to finalize the performance related adjustments during the second quarter of 2010.

DuBois is a North American-based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of the Company and a component of the Americas business segment. The sale resulted in a gain of approximately $14,774 ($6,211 after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. During the fiscal year ended December 31, 2009, the Company reduced the gain by $900 ($641 after tax) as a result of additional one-time costs and pension-related settlement charges, partially offset by proceeds from the environmental escrow of which $144 of additional one-time costs reduced the gain in the three months ended April 3, 2009. During the three months ended April 2, 2010, the Company reduced the gain by $60 as a result of additional one-time costs. The gain is subject to additional post-closing adjustments including additional pension-related settlement changes.

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“Johnson Polymer”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of Diversey, completed the sale of substantially all of the assets of Johnson Polymer, certain of the equity interests in, or assets of, certain Johnson Polymer subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid Diversey $1,500 for the option to extend the tolling agreement by up to six months. In December 2006, Diversey and BASF finalized purchase price adjustments related to the net asset value and Diversey received an additional $4,062.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

During the fiscal year ended December 28, 2007, the Company recorded and paid certain pension-related adjustments, adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($305 after tax gain). The Company recorded additional closing costs, reducing the gain by $192 ($226 after tax loss), during the fiscal year ended December 31, 2008. During the fiscal year ended December 31, 2009, the Company recorded certain pension-related adjustments and additional closing costs, reducing the gain by $239 ($246 after tax loss), of which $9 ($9 after tax) reduced the gain in the three months ended April 3, 2009. The Company recorded (loss) from discontinued operations, net of tax, relating to the tolling agreement of ($258) and ($602) during the three months ended April 2, 2010 and April 3, 2009, respectively.

7. Accounts Receivable Securitization

JWPR Corporation

Diversey and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of Diversey. JWPRC was formed for the sole purpose of buying and selling receivables generated by Diversey and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve.

The total potential for securitization of trade receivables under the Receivables Facility at April 2, 2010 and December 31, 2009 was $50,000. In December 2009, the Receivables Facility was amended to extend the maturity of the program to December 19, 2011.

As of April 2, 2010 and December 31, 2009, JWPRC sold no accounts receivable to the Conduit.

As of April 2, 2010 and December 31, 2009, the Company had a retained interest of $60,204 and $60,048, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

JDER Limited

In September 2009, certain subsidiaries of Diversey entered into agreements (the “European Receivables Facility”) to sell, on a continuous basis, certain trade receivables originated in the United Kingdom, France and Spain to JDER Limited (“JDER”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of Diversey. JDER was formed for the sole purpose of buying and selling receivables originated by subsidiaries subject to the European Receivables Facility. JDER will sell an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “European Conduit”) for an amount equal to the value of the eligible receivables less the applicable reserve. The total amount available for securitization of trade receivables under the European Receivables Facility is €50,000. The maturity date of the European Receivables Facility is September 8, 2012.

Effective January 1, 2010, the accounting treatment for Diversey’s receivables securitization facilities (see Note 3) required that accounts receivable sold to the Conduit and to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings. Accordingly, as of April 2, 2010, the Company included $17,479 in accounts receivable and short-term borrowings on its consolidated balance sheet. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18,703, of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

As of April 2, 2010 and December 31, 2009, the Company had a retained interest of $95,035 and $110,445, respectively, in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

8. Income Taxes

For the fiscal year ending December 31, 2010, the Company is projecting an effective income tax rate on pre-tax income from continuing operations of approximately 77%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 143.2% on pre-tax income from continuing operations for the three month period ended April 2, 2010. When compared to the estimated annual effective income tax rate, the effective income tax rate on the pre-tax income for the three month period ended April 2, 2010 is higher primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the three month period ended April 2, 2010 includes a relatively high proportion of the projected annual U.S. pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance. Additionally, the effective income tax rate on the pre-tax income for the three month period ended April 2, 2010 is higher than the estimated annual effective income tax rate due to certain income tax expense amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

The Company is projecting a charge to income tax expense of approximately $7,700 for the 2010 fiscal year related to uncertain income tax positions, primarily related to certain intercompany transactions. The Company is projecting total unrecognized tax benefits for uncertain tax positions, as of December 31, 2010, of $143,300, including positions impacting only the timing of tax benefits, of which $48,600, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). The Company is projecting accrued interest and penalties, as of December 31, 2010, of $20,300 related to unrecognized tax benefits, of which $3,000 is expected to be recorded as income tax expense during the fiscal year ending December 31, 2010.

The Company is currently under audit by various state and international tax authorities. Based on the anticipated outcomes of these tax audits and the potential lapse of statutes of limitation, it is reasonably possible there could be a reduction of $25,200 in unrecognized tax benefits during the next twelve months.

9. Inventories

The components of inventories are summarized as follows:

	April 2, 2010	December 31, 2009

Raw materials and containers	$56,729	$53,198
Finished goods	211,072	202,791

Total inventories	$267,801	$255,989

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $22,404 and $20,932 on April 2, 2010 and December 31, 2009, respectively.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

10. Restructuring Liabilities

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

In connection with the November 2005 Plan, the Company reduced liabilities by $721 as certain individuals formerly expected to be severed were retained by the Company during the three months ended April 2, 2010. The Company recognized liabilities of $707 for the three months ended April 3, 2009 for the involuntary termination of 35 employees, most of which were associated with the European business segment.

The activities associated with the November 2005 Plan for the three months ended April 2, 2010 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2009	$46,899	$1,469	$48,368
Restructuring charges and adjustments	(721)	—	(721)
Cash paid [1]	(8,547)	(115)	(8,662)

Liability balances as of April 2, 2010	$37,631	$1,354	$38,985

[1]	Cash paid is increased by $1 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $563 and $0 for the three months ended April 2, 2010 and April 3, 2009, respectively. The impairment charges are included in selling, general and administrative costs.

Total plan-to-date expense associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan To-Date	Three Months Ended
		April 2, 2010	April 3, 2009
Europe	$148,981	$(392)	$921
Americas	38,724	(194)	87
Greater Asia Pacific	18,538	(111)	148
Other	29,702	(24)	(449)

	$235,945	$(721)	$707

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

11. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended
	April 2, 2010	April 3, 2009
Foreign currency loss	$3,384	$4,123
Forward contracts gain	(3,275)	(5,064)
Loss on hyperinflationary country foreign currency translations	3,874	—
Other, net	(247)	40

	$3,736	$(901)

12. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three months ended April 2, 2010 and April 3, 2009 are as follows:

	Defined Pension Benefits
	Three Months Ended
	April 2, 2010	April 3, 2009
Service cost	$2,405	$3,320
Interest cost	8,660	8,344
Expected return on plan assets	(9,453)	(8,151)
Amortization of net loss	1,661	2,207
Amortization of transition obligation	58	55
Amortization of prior service credit	(385)	(214)

Net periodic pension cost	$2,946	$5,561

	Other Post-Employment Benefits
	Three Months Ended
	April 2, 2010	April 3, 2009
Service cost	$327	$429
Interest cost	1,158	1,259
Amortization of net (gain) loss	(22)	22
Amortization of prior service credit	(51)	(50)

Net periodic benefit cost	$1,412	$1,660

The Company made contributions to its defined benefit pension plans of $5,927 and $10,161 during the three months ended April 2, 2010 and April 3, 2009, respectively.

13. Financial Instruments

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

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

At April 2, 2010, Diversey held 17 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with an aggregate notional amount of $158,180. Because the terms of such contracts are primarily less than three months, Diversey did not elect hedge accounting treatment for these contracts. Diversey records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were ($3,275) during the three months ended April 2, 2010.

As of April 2, 2010, Diversey held 93 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with an aggregate notional amount of $38,280. The maximum length of time over which Diversey typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized loss on cash flow hedging instruments of $8 was included in accumulated other comprehensive income, net of tax, at April 2, 2010. There was no ineffectiveness related to cash flow hedging instruments during the three months ended April 2, 2010. Unrealized gains and losses existing at April 2, 2010, which are expected to be reclassified into the consolidated statements of operations from accumulated other comprehensive income during the next year, are not expected to be significant.

At April 2, 2010 the location and fair value amounts of derivative instruments is as follows:

	Asset Derivatives		Liability Derivatives
	April 2, 2010		April 2, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Foreign currency forward contracts	Other current assets	$703	Accrued expenses	$669

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency forward contracts	Other current assets	$551	Accrued expenses	$818

Total Derivatives		$1,254		$1,487

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

The amounts of (gain) loss recognized in accumulated Other Comprehensive Income (“OCI”) at April 2, 2010, and the amounts reclassified into income from accumulated OCI for the three months ended April 2, 2010 were as follows:

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives under ASC Topic 815 with cash flow hedging relationships	Three months ended April 2, 2010	Location of (gain) loss reclassified from accumulated OCI into income	Three months ended April 2, 2010
Foreign currency forward contracts	$(34)	Other (income) expense, net	$197

14. Fair Value Measurements of Financial Instruments

Financial instruments measured at fair value on a recurring basis were as follows:

	Balance at April 2, 2010	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$1,254	$—	$1,254	$—

Liabilities:
Foreign currency forward contracts	$1,487	$—	$1,487	$—

The Company primarily uses readily observable market data in conjunction with globally accepted valuation model software when valuing its financial instruments portfolio and, consequently, the Company designates all financial instruments as Level 2. Under ASC Topic 820, Fair Value Measurements and Disclosures, there are three levels of inputs that may be used to measure fair value. Level 2 is defined as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

15. Comprehensive Loss

Comprehensive loss for three months ended April 2, 2010 and April 3, 2009 are as follows:

	Three Months Ended
	April 2, 2010	April 3, 2009
Net loss	$(6,169)	$(28,672)
Foreign currency translation adjustments	(34,332)	(47,288)
Adjustments to pension and post-retirement liabilities, net of tax	2,084	5,577
Unrealized gains (losses) on derivatives, net of tax	188	(147)

Total comprehensive loss	$(38,229)	$(70,530)

16. Stock-Based Compensation

Adoption of a New Stock-Based Long-Term Incentive Plan

In January 2010, the Company approved a new Stock Incentive Plan (“SIP”), which replaced the cash-based Long-Term Incentive Program (“LTIP”) for the officers and most senior managers of the Company. The SIP provides for the purchase or award of new class B common stock of the Company (“Shares”) and options to purchase new Shares representing in the aggregate up to 12% of the outstanding common stock of the Company.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

In January 2010, under terms of the approved SIP, participants were granted 2,982,002 Deferred Share Units (“DSUs”) and 7,875,014 matching options, which represent rights to Shares in the future subject to the satisfaction of service and performance conditions. The DSUs include 1,447,890 units related to the conversion of LTIP awards that have been earned but are not yet vested at adoption of the SIP. The conversion resulted in the reclassification of $14,479 from other liabilities to Class B shares subject to contingent redemption, as these awards are expected to be settled in equity rather than in cash. The DSUs have a grant-date fair value of $10 per share and the matching options have an exercise price of $10 per share, with a contractual term of ten years. The DSUs and matching options are subject to vesting periods of one to two years and three to four years, respectively.

In February 2010, pursuant to the conditions of the SIP, the Company completed an equity offering resulting in the issuance of 1,448,471 Shares at $10 per share, and 2,844,675 matching options to purchase Shares pursuant to a matching formula, at an exercise price of $10 per share, with a contractual term of ten years. The matching options are subject to a vesting period of four years.

The Company recognizes the cost of employee services in exchange for awards of equity instruments based on the grant-date fair value of those awards. That cost, based on the estimated number of awards that are expected to vest, is recognized on a straight-line basis over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which the employees do not render the requisite service. The grant-date fair value of SIP matching options is estimated using the Black-Scholes valuation model. The grant-date fair value of SIP DSUs is equal to the purchase price of the equity offering pursuant to which the SIP DSUs are granted, as determined by the Board of Directors based on a third-party valuation.

The following weighted-average assumptions were used in calculating the fair value of SIP matching options:

Three Months Ended April 2, 2010
Expected term of option (in years)	5.00
Expected volatility factor	34.51%
Expected dividend yield	0.00%
Risk-free interest rate	2.37%

In determining a five-year expected term, the Company used management’s best estimate of the time period to potential liquidity activity. Expected volatility is based on the median monthly volatility of peer companies measured over a five-year period corresponding to the expected term of the option. The expected dividend yield is 0% based on the Company’s expectation that no dividends will be paid during the expected term of the option. The risk-free interest rate is based on the U.S. five-year treasury constant maturity as of February 2, 2010 for the expected term of the option.

The summary of stock option activity during the first quarter of 2010 is presented below:

	Number of Options	Exercise Price per Option [1]	Remaining Contractual Term [1] (in years)	Aggregate Intrinsic Value
Outstanding at beginning of the period	—	$—
Granted	10,719,689	10.00
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	10,719,689	$10.00	9.75	$21,439

Exercisable at end of period		N/A	N/A	N/A

[1]	Weighted-average

The weighted-average grant-date fair value of options granted was $3.43 in the first quarter of 2010.

At April 2, 2010, there was $37,110 of unrecognized compensation cost related to DSUs and non-vested option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of five years.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

The SIP expense was $3,448 for the three months ended April 2, 2010, and is recorded as part of selling, general and administrative expenses in the consolidated statement of operations.

In conjunction with the approval of the SIP, the Company changed the LTIP from being measured on operational performance to stock appreciation for grants beginning in 2010. The new program provides for cash awards based on stock appreciation rights (“SARs”) and includes the managers of the Company who participated in the LTIP but are not subject to the SIP. SARs have no effect on shares outstanding as appreciation awards are paid in cash and not in common stock. The Company accounts for SARs as liability awards in which the pro-rata portion of the awards’ fair value is recognized as expense over the vesting period, which approximates three years.

In February 2010, the Company adopted a Director Stock Incentive Plan (“DIP”), which provides for the sale of Shares to certain non-employee directors of the Company, as well as the grant to these individuals of DSUs in lieu of receiving cash compensation for their services as a member of the Company’s Board of Directors. In March 2010, pursuant to the DIP, the Company completed an equity offering of 85,000 Shares at $10 per share to certain directors. Pursuant to the DIP, participating directors were granted 50,000 DSUs, which represent rights to Shares in the first quarter of 2011, subject to the satisfaction of certain conditions at an acquisition price of $10 per share.

Class B shares and equity awards subject to contingent redemption

The Company’s SIP program is subject to a contingent redemption feature relating to any potential future change in control of the Company. Among other provisions, this feature provides for the cash settlement of Shares and DSUs at fair value as of the date of the change in control. As the Company does not deem such redemption event as currently probable, applicable accounting guidance requires recognition of Shares and earned DSUs as mezzanine equity, which the Company has presented as Class B shares and equity awards subject to contingent redemption on its consolidated balance sheets.

At April 2, 2010, the Company’s mezzanine equity consisted of $14,479 related to DSUs associated with the conversion of the LTIP, $2,067 related to DSUs that were earned during the first quarter, $14,485 related to the SIP equity offering and $850 related to the DIP equity offering.

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

The Company maintains environmental reserves for remediation, monitoring and related expenses for one of its domestic facilities. While the ultimate exposure to further remediation expense at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position, results of operations or cash flows.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination, including the potential to recover some of these costs from Unilever under the terms of the DiverseyLever purchase agreement. As of April 2, 2010, the Company maintained related reserves of $7,400 on a discounted basis (using country specific discount rates ranging from 8.3% to 13.7%) and $10,000 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2010

(Unaudited)

18. Segment Information

In accordance with the new operating segments as described in Note 2, business segment information is summarized as follows:

		Three Months Ended April 2, 2010
	Europe	Americas	Grater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$405,684	$209,248	$133,976	$(1,248)	$747,660
Operating profit	35,538	18,029	6,878	(9,185)	51,260
Depreciation and amortization	11,394	6,149	3,688	7,187	28,418
Interest expense	11,159	4,431	543	18,303	34,436
Interest income	401	418	120	(476)	463
Total assets	1,881,805	593,763	496,244	351,143	3,322,955
Goodwill	766,151	207,634	189,776	65,958	1,229,519
Capital expenditures, including capitalized computer software	5,681	4,309	2,349	3,612	15,951
Long-lived assets [2]	1,020,944	302,434	264,274	312,842	1,900,494

		Three Months Ended April 3, 2009
	Europe	Americas	Grater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$379,411	$206,394	$119,420	$(613)	$704,612
Operating profit	14,850	7,404	585	(3,017)	19,822
Depreciation and amortization	10,706	4,898	3,572	6,852	26,028
Interest expense	13,459	3,967	443	18,594	36,463
Interest income	1,528	439	68	(639)	1,396
Total assets	1,850,346	535,065	460,242	266,365	3,112,018
Goodwill	747,062	195,539	174,008	65,834	1,182,443
Capital expenditures, including capitalized computer software	6,366	4,179	1,523	5,003	17,071
Long-lived assets [2]	1,014,097	281,503	248,597	311,862	1,856,059

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of Diversey Holdings, Inc. and its consolidated subsidiaries since December 31, 2009. This discussion should be read in conjunction with our consolidated financial statements as of, and for the three months ended April 2, 2010, our Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009, and the section entitled “Forward-Looking Statements” immediately preceding Part I of this report.

We operate our business through Diversey and its subsidiaries. We are a leading global provider of commercial cleaning, sanitation and hygiene products, services and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and hand care. In addition, we offer a wide range of value-added services, including food safety and application training and consulting, and auditing of hygiene and water management. We serve institutional and industrial end-users such as food service providers, lodging establishments, food and beverage processing plants, building service contractors, building managers and property owners, retail outlets, schools and health-care facilities in more than 175 countries worldwide.

In June 2008, the Company announced plans to organize its operating structure to better position the Company to address consolidation and globalization trends among its customers and to enable the Company to more effectively deploy resources. These plans included a change in the organization of the Company’s operating segments from five to three regions. Effective January 2010, the Company completed its reorganization to the new three region model, having implemented the following:

•	Three regional presidents have been appointed to lead the operations of the three segments;

•	The three regional presidents report to the Company’s Chief Executive Officer (“CEO”), who is its chief operating decision maker;

•	Financial information is prepared separately and regularly for each of the three regions; and

•	The CEO regularly reviews the results of operations, manages the allocation of resources and assesses the performance of each of these regions.

The Company’s operations were previously organized in five regions: Europe/Middle East/Africa (“Europe”), North America, Latin America, Asia Pacific and Japan. The new three region model is composed of the following:

•	The existing Europe region

•	A new Americas region combining the former North and Latin American regions; and

•	A new Greater Asia Pacific region combining the former Asia Pacific and Japan regions.

Accordingly, the following management discussion and analysis reflects segment information in conformity with the new three region model.

Also, except where noted, the management discussion and analysis below, excluding the consolidated statements of cash flows, reflects the results of continuing operations, which excludes the divestiture of DuBois Chemicals (“DuBois”), and the former Polymer business segment (“Polymer Business”) as discussed in Note 6 to the consolidated financial statements.

As indicated in the following table, after excluding the impact of foreign currency exchange rates, our net sales decreased by 1.1% for the three months ended April 2, 2010 compared to the three months ended April 3, 2009.

	Three Months Ended
(dollars in millions)	April 2, 2010	April 3, 2009	Change
Net sales	$747.6	$704.6	6.1%
Variance due to foreign currency exchange	—	51.7

	$747.6	$756.3	-1.1%

The decrease of 1.1% was substantially due to one less selling day in the first quarter of 2010, compared to the first quarter of 2009. Globally, we experienced industry consumption trends consistent with the second semester of 2009. Notwithstanding many economies experiencing stressed conditions, the Company realized growth in Greater Asia Pacific, effectively flat sales in Europe, with some challenges in the Americas. Across our regions, our focus has been on successful pricing strategies, improved customer contract compliance and customer acquisitions. In particular, our Greater Asia Pacific region reported volume growth in the lodging sector as occupancy rates improved. We also experienced growth in global equipment sales, a signal of improving confidence in the marketplace. We believe our differentiated value proposition, complemented by our diversified customer base, has allowed us to effectively execute our sales strategies and should help mitigate continued market uncertainty.

As indicated in the following table, the Company’s gross profit percentage improved significantly for the first quarter of 2010 compared to the first quarter of 2009.

Margin on Net Sales as Reported Three Months Ended

April 2, 2010	April 3, 2009
42.4%	38.2%

The 420 basis point improvement in margin was largely the result of successful implementation of price increases and a favorable reduction in certain raw material costs, including phosphorous materials, caustic soda and chelates. In addition, margins were enhanced through successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. This included more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability.

As of April 2, 2010, we were in compliance with the financial covenants under the credit agreement for our new senior secured credit facilities and indentures. We believe that our cash flows from continuing operations, together with available cash on hand, borrowings available under our new senior secured credit facilities, and the proceeds from our receivables securitization facilities will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. We also believe that we are positioned to meet the liquidity requirements of our business. We believe that the global economy is gradually recovering from the credit crisis and recession. We are not able to predict whether market conditions will continue to improve or deteriorate, and how such changes will last or will affect our business or our customers’ businesses going forward.

During the first quarter of 2010, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. Key activities during the quarter included the following:

•	completion of our reorganization into three operating regions;

•	continued plans to transition to a new organizational model in our Europe region;

•	completed the transition of certain general ledger accounting functions in Western Europe to a third party provider;

•	completed the redesign of the Japanese sales and marketing functions, supported by Enterprise Resources Planning (ERP) system upgrades; and

•	continued progress on various supply chain optimization projects to improve capacity utilization and efficiency.

Our November 2005 restructuring program activity will be winding down in 2010, with the associated reserves expected to be substantially paid out by the end of the fiscal year, mostly through our restricted cash balance.

Critical Accounting Policies and Estimates

As discussed in Note 3 to the consolidated financial statements, in June 2009, the FASB issued new guidance under ASC Topic 860, Transfers and Servicing, which changed the requirements for derecognizing financial assets. As a result of this amendment to U.S. GAAP, effective at the beginning of fiscal year 2010, the Company restored the securitized accounts receivable in its balance sheet and recognized related short-term borrowings. See Note 7 for additional information.

There have been no other material changes to the Company’s critical accounting policies as described in its Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Part I, Item I of this report.

Three Months Ended April 2, 2010 Compared to Three Months Ended April 3, 2009

Net Sales:

	Three Months Ended		Change
(dollars in millions)	April 2, 2010	April 3, 2009	Amount	Percentage
Net product and service sales	$741.9	$698.9	$43.0	6.1%
Sales agency fee income	5.7	5.7	0.0	0.0%

	$747.6	$704.6	$43.0	6.1%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior year’s results, the weaker U.S. dollar against the euro and certain other foreign currencies resulted in a $51.7 million increase in net product and service sales in the first quarter of 2010.

•

Excluding the impact of foreign currency exchange rates, net sales decreased by 1.1%. This was substantially due to one less selling day in the first quarter of 2010, compared to the first quarter of 2009. Globally, we experienced industry consumption trends consistent with the second semester of 2009. Notwithstanding many economies experiencing stressed conditions, the Company realized growth in Greater Asia Pacific, effectively flat sales in Europe, with some challenges in the Americas. Across our regions, our focus has been on successful pricing strategies, improved customer contract compliance and customer acquisitions. In particular, our Greater Asia Pacific region reported volume growth in the lodging sector as occupancy rates improved. We also experienced growth in global equipment sales, a signal of improving confidence in the marketplace. We believe our differentiated value proposition, complemented by our diversified customer base has allowed us to effectively execute our sales strategies and should help mitigate continued market uncertainty. The following is a review of the sales performance for each of our regions:

•

In our Europe, Middle East and Africa markets, net sales decreased by 1.0% in the first quarter of 2010 versus the same period last year substantially due to one less selling day during the quarter. Our sales in the region continued to be affected by the depressed economic conditions, resulting in lower volumes that were substantially offset by price increases in a stable customer base. Our lodging and food service sectors were particularly affected. However, we experienced favorable increases in equipment sales. We expect that the challenging economic environment will pressure sales growth. At the same time, we believe that successful execution of our sales strategies will mitigate these economic challenges.

•

In our Americas region, net sales decreased by 4.4% in the first quarter of 2010 versus the same period last year. Although key emerging markets achieved sales growth during the quarter compared to the same period last year, sales in the United States and Canada were adversely affected by the exit from underperforming applications in the food and beverage sector, as well as the pacing of certain consumer branded channel purchases. We expect consumption growth in emerging markets to be largely offset by ongoing softness in many sectors of the U.S. marketplace.

•

In our Greater Asia Pacific region, net sales improved by 3.8% in the first quarter of 2010 versus the same period last year. This increase is mainly due to strong volume improvements across sectors in China and India. We experienced sales growth in the food and beverage sector due to customer acquisitions. This region also delivered growth in the lodging sector, related to improved occupancy rates, as well as general improvement in equipment sales across various customer sectors. We expect sales growth as economic recovery and confidence is restored and as we focus on key customer acquisitions and driving emerging markets.

•

Sales Agency Fee. As explained in Note 4 to our consolidated financial statements, the Company entered into an Umbrella Agreement with Unilever consisting of a new sales agency (“Sales Agency Agreement”) and License Agreement, which became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017. The amounts of sales agency fee income earned under the Sales Agency Agreement are reported in the preceding table.

Gross Profit:

Our gross profit and gross profit percentages for the three months ended April 2, 2010 and April 3, 2009 were as follows:

	Three Months Ended		Change
(dollars in millions)	April 2, 2010	April 3, 2009	Amount	Percentage
Gross Profit	$317.2	$269.3	$47.9	17.8%
Gross profit as a percentage of net sales	42.4%	38.2%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the weaker U.S. dollar against the euro and certain other foreign currencies resulted in a $19.2 million increase in gross profit.

•	Our gross profit percentage improved by 420 basis points in the first quarter of 2010 compared to the first quarter of 2009.

•

The 420 basis point improvement in margin was largely the result of successful implementation of price increases and a favorable reduction in certain raw material costs, including phosphorous materials, caustic soda and chelates. In addition, margins were enhanced through successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. This included more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability.

Operating Expenses:

	Three Months Ended		Change
(dollars in millions)	April 2, 2010	April 3, 2009	Amount	Percentage
Selling, general and administrative expenses	$249.2	$235.8	$13.4	5.7%
Research and development expenses	16.7	13.7	$3.0	21.6%

	$265.9	249.5	$16.4	6.6%

As a percentage of net sales:
Selling, general and administrative expenses	33.3%	33.5%
Research and development expenses	2.2%	1.9%

	35.5%	35.4%

Operating expenses. The comparability of operating expenses between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the weaker U.S. dollar against the euro and certain other foreign currencies resulted in a $16.8 million increase in operating expenses.

•

Selling, general and administrative expenses. Included in selling, general and administrative expenses are period costs associated with the November 2005 Plan in the amounts of $2.8 million and $5.8 million for the first quarter of 2010 and 2009, respectively, as well as restructuring adjustments of ($0.7) million for the current quarter compared to restructuring expenses of $0.7 million for the first quarter last year. The adjustments in the current period are a result of the winding down and refinement of restructuring efforts.

Selling, general and administrative expenses as a percentage of net sales were 33.3% for the first quarter of 2010 and 33.5% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses decreased by $3.0 million during the first quarter of 2010 compared to the same period in the prior year.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased by $2.6 million during the first quarter of 2010 compared to the same period in the prior year, the majority of which is related to the addition of engineering resources.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the first quarters ended April 2, 2010 and April 3, 2009, and since inception of the program in November 2005, is outlined below:

	Three Months Ended		Total Project to Date
(dollars in millions)	April 2, 2010	April 3, 2009	April 2, 2010

Reserve balance at beginning of period	$48.4	$60.1	$—
Restructuring charges and adjustments	(0.7)	0.7	236.3
Payments of accrued costs	(8.7)	(10.4)	(197.3)

Reserve balance at end of period	$39.0	$50.4	$39.0

Period costs classified as selling, general and administrative expenses	$2.8	$5.8	$305.1
Period costs classified as cost of sales	0.3	0.4	6.5
Capital expenditures	2.0	4.3	87.6

•

During the first quarter of 2010 and 2009, we recorded $(0.7) million and $0.7 million, respectively, of restructuring adjustments and expenses related to our November 2005 Plan, consisting primarily of refinements of previous plans and involuntary termination costs. Restructuring activities under the November 2005 Plan are expected to wind down during 2010.

•

Period costs of $2.8 and $5.8 million for 2010 and 2009, respectively, included in selling, general and administrative expenses and $0.3 million and $0.4 million for 2010 and 2009, respectively, included in cost of sales pertained to: (a) $1.6 million in 2010 ($3.1million in 2009) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $0.7 million in 2010 ($0.9 million in 2009) for value chain cost savings projects, (c) $0.8 million in 2010 ($0.4 million in 2009) related to asset impairments, and (d) $0.0 million in 2010 ($1.8 million in 2009) related to various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our Americas region as well as the corporate center.

Non-Operating Results:

	Three Months Ended		Change
(dollars in millions)	April 2, 2010	April 3, 2009	Amount	Percentage

Interest expense	$34.4	$36.5	$(2.1)	-5.8%
Interest income	(0.5)	(1.4)	0.9	66.8%

Net interest expense	$33.9	$35.1	$(1.2)	-3.4%

Other (income) expense, net	3.7	(0.9)	4.6	514.7%

•

Net interest expense decreased in the first quarter of 2010 compared to the same period in the prior year primarily due to lower interest expense on the new Holdings senior notes. This decrease was offset by decreased interest income resulting from a lower yield on investments.

•

Other (income) expense, net, increased in the first quarter of 2010 mainly due to the recognition of $3.9 million foreign currency loss resulting from our adoption of highly inflationary accounting for our Venezuelan subsidiary. See Note 2 to the consolidated financial statements.

Income Taxes:

	Three Months Ended		Change
(dollars in millions)	April 2, 2010	April 3, 2009	Amount	Percentage

Income (loss) from continuing operations before income taxes	$13.6	$(14.3)	$27.9	194.5%
Provision for income taxes	19.4	13.6	5.8	42.9%

Effective income tax rate	143.2%	-94.6%

•

For the fiscal year ending December 31, 2010, we are projecting an effective income tax rate of approximately 77% on pre-tax income from continuing operations. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 143.2% on the pre-tax income from continuing operations for the first quarter ended April 2, 2010. When compared to the estimated annual effective income tax rate, the effective income tax rate for the fiscal quarter ended April 2, 2010 is higher primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the first quarter of 2010 includes a relatively high proportion of the projected U.S. annual pre-tax loss from continuing operations, for which no income tax benefit is claimed due to the U.S. valuation allowance. Additionally, the effective income tax rate on the pre-tax income for the three month period ended April 2, 2010 is higher than the estimated annual effective income tax rate due to certain income tax expense amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

•

We reported an effective income tax rate of -94.6% on the pre-tax loss from continuing operations for the first quarter ended April 3, 2009. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Three Months Ended		Change
(dollars in millions)	April 2, 2010	April 3, 2009	Amount	Percentage

Loss from discontinued operations	$(0.3)	$(0.8)	$0.5	57.9%

Provision for income taxes	—	—	—	NM

Loss from discontinued operations, net of taxes	$(0.3)	$(0.8)	$0.5	57.9%

The loss from discontinued operations during the first quarter ended April 2, 2010 pertains to $0.1 million after-tax loss related to DuBois divestiture as a result of additional one-time costs ($0.2 million after-tax loss in 2009), and $0.2 million after-tax loss related to the Polymer business due to certain pension-related adjustments and additional closing costs ($0.6 million after-tax loss in 2009).

Net loss:

Our net loss of $6.2 million for the first quarter of 2010 represents an improvement of $22.5 million compared to the first quarter of 2009. Excluding the impact of foreign currency exchange of $1.5 million, our net loss decreased by $24.0 million. This decrease is primarily due to an increase of $28.7 million in gross profit and decrease of $3.0 million in selling, general and administrative expenses, offset by an increase of $5.8 million in income tax expense. As previously discussed, the increase in gross margin is due to pricing action and a favorable reduction in certain raw material costs. The increase in income tax expense is due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain jurisdictions.

EBITDA and Diversey Credit Agreement EBITDA:

EBITDA is a non-U.S. GAAP financial measure, and you should not consider EBITDA as an alternative to U.S. GAAP financial measures such as (a) operating profit or net income (loss) as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with U.S. GAAP) as a measure of our ability to meet cash needs.

We believe that, in addition to operating profit, net income (loss), and cash flows from operating activities, EBITDA is a useful financial measurement for assessing liquidity as it provides management, investors, lenders and financial analysts with an additional basis to evaluate our ability to incur and service debt and to fund capital expenditures. In addition, various covenants under Diversey’s senior secured credit facilities are based on EBITDA, as adjusted pursuant to the provisions of those facilities.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended April 2, 2010 and April 3, 2009.

	Three Months Ended
(dollars in millions)	April 2, 2010	April 3, 2009

Net cash used in operating activities	$(65.2)	$(13.9)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	105.2	28.5
Changes in deferred income taxes	(9.0)	(7.2)
Depreciation and amortization expense	(28.4)	(26.0)
Amortization of debt issuance costs	(2.6)	(1.2)
Accretion of original issue discount	(0.6)	—
Interest accreted on notes payable	—	(12.2)
Interest accrued on long-term receivables-related parties	—	0.7
Other, net	(5.6)	2.6

Net loss	(6.2)	(28.7)

Provision for income taxes	19.4	13.6
Interest expense, net	33.9	35.1
Depreciation and amortization expense	28.4	26.0

	$75.5	$46.0

EBITDA, net of foreign currency exchange impact of $0.3 million, improved by $29.2 million for the first quarter ended April 2, 2010 compared to the same period in the prior year. This was primarily due to increased gross profit arising from pricing action and favorable reduction in certain raw material costs.

Diversey Credit Agreement EBITDA. For the purpose of calculating compliance with Diversey’s financial covenants, the credit agreement for Diversey’s New Senior Secured Credit Facility (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires Diversey to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$75.5
Restructuring related costs	0.8
Acquisition and divestiture adjustments	0.3
Non-cash and other items, net	10.5
Compensation adjustment	4.8

Credit Agreement EBITDA	$91.9

We present Diversey Credit Agreement EBITDA because it is a financial measure that is used in the calculation of compliance with Diversey’s financial covenants under the credit agreement for Diversey’s New Senior Secured Credit Facility. Credit Agreement EBITDA is not a measure under U.S, GAAP and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with U.S. GAAP, such as net income, operating income or operating cash flow.

Borrowings under Diversey’s New Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under Diversey’s New Senior Secured Credit Facility depends upon, among other things, compliance with certain representations, warranties and covenants under the credit agreement for Diversey’s New Senior Secured Credit Facility. The financial covenants in Diversey’s New Senior Secured Credit Facility include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods.

Liquidity and Capital Resources

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated statements of cash flows and consolidated balance sheets:

	Three Months Ended		Change
(dollars in millions)	April 2, 2010	April 3, 2009	Amount	Percentage

Net cash used in operating activities	$(65.2)	$(13.9)	$(51.3)	-369.1%
Net cash used in investing activities	(15.4)	(17.7)	2.3	12.9%
Net cash provided by financing activities	34.6	7.0	27.6	390.8%
Capital expenditures	16.0	17.1	(1.1)	-6.6%

	As of		Change
	April 2, 2010	December 31, 2009	Amount	Percentage
Cash and cash equivalents	$201.2	$249.7	$(48.5)	-19.4%
Working capital*	543.5	418.4	125.1	29.9%
Total borrowings	1,627.9	1,631.2	(3.3)	-0.2%

*	Working capital is defined as net accounts receivable plus inventories less accounts payable (including related party amounts).

•

The decrease in cash and cash equivalents at April 2, 2010 compared to December 31, 2009 resulted primarily from cash used in operating activities and approximately $16.0 million in capital expenditures.

•	The increase in net cash used in operating activities during the three months ended April 2, 2010 compared to the prior period was primarily due to an increase in operating working capital.

•

The decrease in net cash used in investing activities during the three months ended April 2, 2010 compared to the prior period was primarily due to lower capital expenditures in the first three months of 2010 as compared to the same period last year and no acquisitions during the three months ended April 2, 2010. Our investments tend to be in dosing and feeder equipment with new and existing customer accounts as well as ongoing expenditures in information technology and manufacturing.

•

The increase in cash flow provided by financing activities during the three months ended April 2, 2010 compared to the prior period was primarily due to proceeds related to the new stock-based long-term incentive plan.

•

Working capital increased by $125.1 million during the three months ended April 2, 2010. This increase primarily resulted from a decrease of $111.8 million in accounts payable, an $11.8 million increase in inventories and a $1.5 million increase in accounts receivable. We continue to effectively manage our receivable collection programs and have been successful in reducing days outstanding. The small increase in accounts receivable was due to the reinstatement of $17.5 million of securitized accounts receivable into our balance sheet as a result of the adoption of the new provisions of FASB ASC Topic 860, Transfers and Servicing. The increase in inventories is a result of a seasonal build in inventory levels. The decrease in accounts payable is due to a number of factors, including taking advantage of negotiated discounts with vendors driven by our global strategic sourcing initiative in combination with generally lower levels of discretionary spend within selling, general and administrative expenses.

Restricted Cash. In December 2009 and December 2008, we transferred $27.4 million and $49.5 million, respectively to the revocable trusts for the settlement of obligations associated with the November 2005 Restructuring Plan, a majority of which it expected to be utilized by the end of fiscal 2010. As of April 2, 2010, we have $31.7 million classified as restricted cash in our consolidated balance sheets.

Debt and Contractual Obligations. In connection with the Transactions, we refinanced our debt and entered into new debt agreements:

New Holdings Senior Notes. In connection with the Transactions, on November 24, 2009, Holdings issued $250.0 million initial aggregate principal amount of its 10.50% senior notes due 2020 (“Holdings Senior Notes”) in a private transaction exempt from the registration requirements of the Securities Act. The Holdings Senior Notes bear interest at a rate of 10.50% per annum, compounded semi-annually on each May 15 and November 15. Under the terms of the indenture governing the Holdings Senior Notes, prior to November 15, 2014, Holdings may elect to pay interest on the Holdings Senior Notes in cash or by increasing the principal amount of the Holdings Senior Notes. Thereafter, cash interest will be payable on the Holdings Senior Notes on May 15 and November 15 of each year, commencing on May 15, 2015; provided that cash interest will be payable only to the extent of funds actually available for distribution by Diversey to Holdings under applicable law and under any agreement governing Diversey’s indebtedness. The Holdings Senior Notes will mature on May 15, 2020. The Holdings Senior Notes are not guaranteed by the Diversey or any of its subsidiaries. The indenture governing the Holdings Senior Notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

On April 26, 2010, Holdings provided notice to the trustee appointed under the indenture as required therein, of its election to pay interest in cash on the Holdings Senior Notes on November 15, 2010. The amount of cash interest that will be paid is $13.8 million

Diversey and all of its subsidiaries that are restricted subsidiaries under the indenture governing Diversey’s New Senior Notes (see below) are restricted subsidiaries of Holdings under the indenture governing the new Holdings Senior Notes. The indenture governing the new Holdings Senior Notes generally contains the same covenants as contained in the indenture governing the notes, and none of the covenants in the indenture governing the new Holdings Senior Notes are more restrictive with respect to Diversey or any of Diversey’s restricted subsidiaries than the covenants in the indenture governing Diversey’s New Senior Notes. The new Holdings Senior Notes are direct obligations of Holdings. Neither Diversey nor any of its subsidiaries guarantee the new Holdings Senior Notes or have any other obligation to make funds available for payment on the new Holdings Senior Notes.

In connection with the issuance and sale of the new Holdings Senior Notes, Holdings entered into an exchange and registration rights agreement, dated as of November 24, 2009, with the purchasers party thereto, pursuant to which Holdings agreed to either offer to exchange the Holdings Senior Notes for substantially similar notes that are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the Holdings Senior Notes. The Company is currently undertaking to complete the registration of the new Holdings Senior Notes with the SEC.

Diversey’s New Senior Secured Credit Facility. Diversey, its Canadian subsidiary and one of its European subsidiaries, each as a borrower, entered into a new credit agreement, whereby the lenders provided an aggregate principal amount of up to $1.25 billion available in U.S. dollars, euros, Canadian dollars and British pounds.

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

Borrowings under the New Senior Secured Credit Facility bear interest based on LIBOR, EURIBOR, the BA rate or Base Rate (all as defined in the credit agreement to the New Senior Secured Facility), plus an agreed upon margin that adjusts based on the Company’s leverage ratio, and subject to a floor rate. As of April 2, 2010, the U.S. dollar denominated borrowings bear interest at 5.5%, which is LIBOR plus 350 basis points, subject to a minimum LIBOR floor of 2.00%. The Canadian dollar denominated borrowings bear interest at 5.5%, which is the BA rate plus 350 basis points, subject to a minimum BA floor of 2.00%. The euro denominated borrowings bear interest at 6.5%, which is EURIBOR plus 425 basis points, subject to a EURIBOR floor of 2.25%. Interest is generally payable quarterly in arrears.

All obligations under the New Senior Secured Credit Facility are secured by all the assets of Holdings, Diversey and each subsidiary of Diversey (but limited to the extent necessary to avoid materially adverse tax consequences to Diversey and its subsidiaries, taken as a whole, and by restrictions imposed by applicable law).

Diversey’s New Senior Notes. Diversey issued $400.0 million aggregate principal amount of 8.25% senior notes due 2019 (“New Senior Notes”). The net proceeds of the offering, after deducting the original issue discount of $3.3 million, but before estimated offering expenses and other debt issuance costs, were approximately $396.7 million.

Diversey will pay interest on Diversey’s New Senior Notes on May 15 and November 15 of each year, beginning on May 15, 2010. They will mature on November 15, 2019.

The Diversey’s New Senior Notes are unsecured and are effectively subordinated to the New Senior Secured Credit Facility to the extent of the value of Diversey’s assets and the assets of Diversey’s subsidiaries that secure such indebtedness. The indenture governing Diversey’s New Senior Notes contains restrictions and limitations that could also significantly impact the ability of Diversey and Diversey’s restricted subsidiaries to conduct certain aspects of the business.

In connection with the issuance and sale of Diversey’s New Senior Notes, Diversey entered into an exchange and registration rights agreement, dated as of November 24, 2009, pursuant to which Diversey agreed to either offer to exchange the New Senior Notes for substantially similar notes that are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the New Senior Notes. The Company is currently undertaking to complete the registration of the New Senior Notes with the SEC.

Accounts Receivable Securitization. Due to the adoption of the new guidance under the provisions of FASB ASC Topic 860, Transfers and Servicing, beginning this fiscal quarter as discussed in Notes 3 and 7 to the consolidated financial statements, the Company accounts for Diversey’s accounts receivable securitization arrangements as a borrowing.

Diversey and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby Diversey and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of Diversey. JWPRC was formed for the sole purpose of buying and selling receivables generated by Diversey and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve.

The total potential for securitization of trade receivables under the Receivables Facility at April 2, 2010 and December 31, 2009 was $50.0 million. In December 2009, the Receivables Facility was amended to extend the maturity of the program to December 19, 2011.

As of April 2, 2010 and December 31, 2009, JWPRC sold no accounts receivable to the Conduit.

As of April 2, 2010 and December 31, 2009, we had a retained interest of $60.2 million and $60.1 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

In September 2009, certain subsidiaries of Diversey entered into agreements (the “European Receivables Facility”) to sell, on a continuous basis, certain trade receivables originated in the United Kingdom, France and Spain to JDER Limited (“JDER”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of Diversey. JDER was formed for the sole purpose of buying and selling receivables originated by subsidiaries subject to the European Receivables Facility. JDER, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “European Conduit”) for an amount equal to the value of the eligible receivables less the applicable reserve. The total amount available for securitization of trade receivables under the European Receivables Facility is €50.0 million. The maturity date of the European Receivables Facility is September 8, 2012.

Effective January 1, 2010, the accounting treatment for Diversey’s receivables securitization facilities (see Note 3) required that accounts receivable sold to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings. Accordingly, as of April 2, 2010, the Company included $17.5 million in accounts receivable and short-term borrowings on its consolidated balance sheet. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18.7 million of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

As of April 2, 2010 and December 31, 2009, we had a retained interest of $95.0 million and $110.4 million, respectively, in the receivables of JDER. The retained interest is also included in the accounts receivable balance and is reflected in the consolidated balance sheets.

For the quarter ended April 2, 2010, JDER’s cost of borrowing under the European Receivables Facility was at a weighted average rate of 3.56% per annum.

The net amount of trade receivables at any time outstanding under these and any other securitization facility that we may enter into may not exceed $200.0 million in the aggregate.

As of April 2, 2010, we had total indebtedness of $1.655 billion, consisting of $250.0 million of Holdings Senior Notes, $400.0 million of New Senior Notes, $952.3 million of borrowings under the New Senior Secured Credit Facility, $17.5 million in borrowing under Diversey’s accounts receivable securitization facilities and $34.7 million in other short-term credit lines. In addition, we had $163.6 million in operating lease commitments, $2.1 million in capital lease commitments and $4.8 million committed under letters of credit.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	Diversey’s ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and

•	Diversey’s capital expenditure requirements, which consist primarily of purchases of equipment

We believe that the cash flows from continuing operations, together with available cash on hand, borrowings available under Diversey’s New Senior Secured Credit Facility, and the proceeds from Diversey’s receivables securitization facilities will generate sufficient cash flow to meet our liquidity needs for the foreseeable future.

We have obligations related to our pension and post-retirement plans that are discussed in detail in Note 12 to the consolidated financial statements. As of the most recent actuarial estimation, we anticipate making $24.7 million of contributions to pension plans in fiscal year 2010. Post-retirement medical claims are paid as they are submitted and are anticipated to be $5.2 million in fiscal year 2010.

Our Company’s operations are subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in the countries where we conduct business. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs. Consequently, we engage in hedging activities, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. See Notes 13 and 14 to the consolidated financial statements for gains and losses associated with these contracts.

Measurement of income tax reserve position. For the fiscal year ending December 31, 2010, we expect to increase income tax reserve liabilities by $7.7 million, resulting in total income tax reserve liabilities of $44.2 million. Total income tax reserve liabilities for which payments are expected in less than one year are $15.2 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current income tax reserve liabilities.

Financial Covenants under Diversey’s Senior Secured Credit Facilities

Under the terms of the credit agreement for the Diversey’s New Senior Secured Credit Facility, Diversey is subject to certain financial covenants. The financial covenants under Diversey’s New Senior Secured Credit Facility require Diversey to meet the following targets and ratios.

Maximum Leverage Ratio. Diversey is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the credit agreement for Diversey’s New Senior Secured Credit Facility for that financial covenant period. The maximum leverage ratio is the ratio of (1) Diversey’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under Diversey’s Receivables Facilities less cash and cash equivalents as of the last day of the financial covenant period to (2) Diversey’s Credit Agreement EBITDA for the same financial covenant period.

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

Minimum Interest Coverage Ratio. Diversey is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the credit agreement for Diversey’s New Senior Secured Credit Facility for that financial covenant period. The minimum interest coverage ratio is the ratio of (1) Diversey’s Credit Agreement EBITDA for a financial covenant period to (2) Diversey’s cash interest expense for that same financial covenant period calculated in accordance with the New Senior Secured Credit Facility.

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

Failure to comply with these financial ratio covenants would result in a default under the credit agreement for Diversey’s New Senior Secured Credit Facility and, absent a waiver or amendment from Diversey’s lenders, would permit the acceleration of all the Diversey’s outstanding borrowings under Diversey’s New Senior Secured Credit Facility.

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For Diversey’s financial covenant period ended on April 2, 2010, Diversey was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the credit agreement for the New Senior Secured Credit Facility.

Capital Expenditures. Capital expenditures are limited under the New Senior Secured Credit Facility (with certain exceptions) to $150.0 million per fiscal year. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of April 2, 2010, we were in compliance with the limitation on capital expenditures for fiscal year 2009.

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

There have been no significant changes to our market risk since December 31, 2009. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Holdings’s Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s independent registered public accounting firm will provide an attestation report regarding the Company’s internal control over financial reporting with the issuance of its Annual Report on Form 10-K for fiscal 2010.

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended April 2, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

10.1	Amendment no. 1 to Receivables Sale Agreement dated as of March 25, 2010 made between Diversey, Inc. (f/k/a JohnsonDiversey, Inc.) (the “Originator”) and JWPR Corporation (the “Buyer”).

10.2	Amendment no. 5 to Third amended and restated Receivables Purchase Agreement dated as of March 25, 2010 entered into among JWPR CORPORATION as Seller and Servicer, Liberty Street Funding LLC, as the sole Conduit, and The Bank of Nova Scotia, as agent (in such capacity, the “Agent”) and as the sole Financial Institution (in such capacity, the “Financial Institution” and together with the Conduit, the “Purchasers”).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSEY HOLDINGS, INC.

Date: May 13, 2010	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

DIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

10.1	Amendment no. 1 to Receivables Sale Agreement dated as of March 25, 2010 made between Diversey, Inc. (f/k/a JohnsonDiversey, Inc.) (the “Originator”) and JWPR Corporation (the “Buyer”).

10.2	Amendment no. 5 to Third amended and restated Receivables Purchase Agreement dated as of March 25, 2010 entered into among JWPR CORPORATION as Seller and Servicer, Liberty Street Funding LLC, as the sole Conduit, and The Bank of Nova Scotia, as agent (in such capacity, the “Agent”) and as the sole Financial Institution (in such capacity, the “Financial Institution” and together with the Conduit, the “Purchasers”).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.