Form 10-Q
period 2010-07-02
DIVERSEY HOLDINGS, INC.
filed 2010-08-12
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2010

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

There is no public trading market for the registrant’s common stock. As of August 6, 2010, there were 99,764,706 outstanding shares of the registrant’s Class A common stock, $0.01 par value and 1,565,971 outstanding shares of the registrant’s Class B common stock, $0.01 par value.

*	Note: The registrant’s Registration Statement on Form S-4 (333-165890) (the “Registration Statement”) was declared effective by the Securities and Exchange Commission on July 12, 2010. Prior to the effectiveness of the Registration Statement, the registrant was a voluntary filer. Accordingly, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months but has not been subject to such filing requirements for the past 90 days.

Unless otherwise indicated, references to “Holdings,” “Company,” “we,” “our” and “us” in this report refer to Diversey Holdings, Inc. and its consolidated subsidiaries and references to “Diversey,” refer to Diversey, Inc., a wholly-owned subsidiary of Holdings.

On October 7, 2009, Holdings, together with Diversey, entered into a series of agreements to recapitalize Holdings and refinance the Company’s and Diversey’s debt (the “Transactions”). The closing of the Transactions occurred on November 24, 2009. Additional information regarding the Transactions is disclosed in Holdings’ Annual Reports on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010, as amended on April 1, 2010 and on July 2, 2010 on Forms 10-K/A.

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

•	our ability to operate in accordance with the terms and conditions of the agreements governing the indebtedness incurred pursuant to the Transactions;

•	potential conflicts of interest that any of our indirect principal shareholders may have with us in the future;

•	our ability to sustain our brand equity subsequent to Diversey’s name change to “Diversey, Inc.”

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•	general economic and political conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	the vitality of the institutional and industrial cleaning and sanitation market and conditions affecting the industry, including health-related, political, global economic and weather-related;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill their obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	energy costs, the costs of raw materials and other operating expenses;

i

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or affect our markets;

•	the costs and effect of a relocation of manufacturing capability from our primary U.S. manufacturing facility; and

•	other factors listed from time to time in reports that we file with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	July 2, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,220	$249,713
Restricted cash	28,788	39,654
Accounts receivable, less allowance of $19,640 and $20,645, respectively	558,037	556,720
Accounts receivable – related parties	15,042	21,943
Inventories	268,974	255,989
Deferred income taxes	27,275	30,288
Other current assets	164,992	171,232
Current assets of discontinued operations	60	60

Total current assets	1,244,388	1,325,599
Property, plant and equipment, net	386,623	415,645
Capitalized software, net	50,434	53,298
Goodwill	1,184,231	1,271,032
Other intangibles, net	191,252	220,769
Other assets	146,198	158,045
Noncurrent assets of discontinued operations	—	3,919

Total assets	$3,203,126	$3,448,307

LIABILITIES, CLASS B SHARES AND EQUITY AWARDS SUBJECT TO CONTINGENT REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$43,785	$27,661
Current portion of long-term borrowings	9,175	9,811
Accounts payable	284,370	380,378
Accounts payable – related parties	33,010	35,900
Accrued expenses	409,985	472,735
Current liabilities of discontinued operations	5,993	6,174

Total current liabilities	786,318	932,659

Pension and other post-retirement benefits	241,507	248,414
Long-term borrowings	1,541,339	1,593,697
Deferred income taxes	109,986	101,312
Other liabilities	133,207	144,392
Noncurrent liabilities of discontinued operations	4,560	4,522

Total liabilities	2,816,917	3,024,996
Commitments and contingencies

Class B shares and equity awards subject to contingent redemption	34,389	—
Stockholders’ equity:

Class A common stock - $0.01 par value; 200,000,000 shares authorized; 99,764,706 shares issued and outstanding at July 2, 2010 and December 31, 2009	998	998
Class B common stock - $0.01 par value; 20,000,000 shares authorized; 1,565,971 shares issued and outstanding at July 2, 2010 (subject to contingent redemption) and 0 shares issued and outstanding as of December 31, 2009	—	—
Capital in excess of par value	551,650	549,512
Accumulated deficit	(336,953)	(342,515)
Accumulated other comprehensive income	136,125	215,316

Total stockholders’ equity	351,820	423,311

Total liabilities, class B shares and equity awards subject to contingent redemption and stockholders’ equity	$3,203,126	$3,448,307

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$788,146	$786,208	$1,530,071	$1,485,101
Sales agency fee income	6,171	6,346	11,906	12,065

	794,317	792,554	1,541,977	1,497,166
Cost of sales	449,222	466,625	879,657	901,890

Gross profit	345,095	325,929	662,320	595,276
Selling, general and administrative expenses	254,312	245,709	504,271	480,856
Research and development expenses	16,530	17,322	33,257	30,993
Restructuring expenses	(1,799)	6,536	(2,520)	7,243

Operating profit	76,052	56,362	127,312	76,184
Other (income) expense:
Interest expense	35,472	35,020	69,908	71,483
Interest income	(418)	(1,122)	(881)	(2,518)
Other (income) expense, net	18	(2,650)	3,754	(3,551)

Income from continuing operations before income taxes	40,980	25,114	54,531	10,770
Income tax provision	20,506	17,598	39,908	31,171

Income (loss) from continuing operations	20,474	7,516	14,623	(20,401)
Loss from discontinued operations, net of income taxes of $0, ($116), $0 and ($116)	(8,743)	(642)	(9,061)	(1,397)

Net income (loss)	$11,731	$6,874	$5,562	$(21,798)

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	July 2, 2010	July 3, 2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$5,562	$(21,798)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	45,453	44,439
Amortization of intangibles	8,737	9,349
Amortization of debt issuance costs	5,700	2,445
Accretion of original issue discount	1,478	—
Interest accreted on notes payable	12,469	2,375
Interest accrued on long-term receivables—related parties	—	(1,422)
Deferred income taxes	17,501	12,251
Loss on disposal of discontinued operations	754	605
Gain (loss) from divestitures	101	(87)
Loss on property, plant and equipment disposals	103	108
Other	8,476	(1,231)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	—	7,100
Accounts receivable	(11,613)	(3,221)
Inventories	(30,751)	(15,676)
Other current assets	(4,949)	(23,420)
Accounts payable and accrued expenses	(109,707)	(64,887)
Other assets	2,618	(26,496)
Other liabilities	(8,262)	(10,002)

Net cash used in operating activities	(56,330)	(89,568)
Cash flows from investing activities:
Capital expenditures	(30,237)	(27,501)
Expenditures for capitalized computer software	(5,977)	(11,631)
Proceeds from property, plant and equipment disposals	3,200	7,381
Acquisitions of businesses and other intangibles	—	(1,400)
Net costs of divestiture of businesses	(855)	(634)

Net cash used in investing activities	(33,869)	(33,785)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(915)	73,622
Repayments of long-term borrowings	(4,619)	(6,958)
Payment of costs for equity redemption and issuance	(961)	—
Proceeds related to new stock-based long-term incentive plan	37,487	—
Payment of debt issuance costs	(4,949)	—
Dividends paid	(81)	(367)

Net cash provided by financing activities	25,962	66,297
Effect of exchange rate changes on cash and cash equivalents	(4,256)	(826)

Change in cash and cash equivalents	(68,493)	(57,882)
Beginning balance	249,713	107,923

Ending balance	$181,220	$50,041

Supplemental cash flows information
Cash paid during the period:
Interest	$53,252	$65,088
Income taxes	14,469	11,330

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

1. Description of the Company

Diversey Holdings, Inc., formerly known as JohnsonDiversey Holdings, Inc., (“Holdings” or the “Company”) directly owns all of the shares of Diversey, Inc. (“Diversey”). The one share which was previously owned by S.C. Johnson & Son, Inc. (“SCJ”) was acquired by the Company on July 20, 2010. The Company is a holding company and its sole business interest is the ownership and control of Diversey and its subsidiaries. Diversey is a leading global marketer and manufacturer of commercial cleaning, hygiene, operational efficiency, appearance enhancing products and equipment and related services and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and skin care. The Company serves institutional and industrial end-users such as food service providers, lodging establishments, food and beverage processing plants, building service contractors, building managers and property owners, retail outlets, schools and health-care facilities in more than 175 countries worldwide.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of July 2, 2010 and its results of operations and cash flows for the six months ended July 2, 2010 have been included. The results of operations for the three and six months ended July 2, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2009. As a public reporting company, the Company evaluates subsequent events through the date the financial statements are issued.

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of DuBois Chemicals (“DuBois”) and the Polymer Business segment (“Polymer Business”) (see Note 6).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Diversey, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

The Company uses estimates and assumptions in accounting for the following significant matters, among others:

•	Allowances for doubtful accounts

•	Inventory valuation and allowances

•	Valuation of acquired assets and liabilities

•	Useful lives of property and equipment and intangible assets

•	Goodwill and other long-lived asset impairment

•	Contingencies

•	Accounting for income taxes

•	Stock-based compensation

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

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

Accordingly, Note 19 reflects segment information in conformity with the new three region model.

Hyperinflationary accounting

Effective January 11, 2010, the Venezuelan government devalued its currency (bolivar) and moved to a two- tier exchange structure. The official exchange rate moved from 2.15 to 2.60 for essential goods and to 4.30 for non-essential goods and services. The Company’s goods meet the non-essential classification.

Beginning with fiscal year 2010, the Company accounted for its Venezuelan subsidiary as hyperinflationary and used the exchange rate at which it expects to be able to remit dividends to translate its earnings and month end balance sheet. This exchange rate is currently 4.30, the official rate currently applied to non-essential goods and services. In association with the conversion, the Company recorded a pretax loss of $3,874, as a component of other (income) expense, net, during the three months ended April 2, 2010.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

3. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 2, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009, that are of significance, or potential significance, to the Company.

Foreign Currency Matters (ASC Topic 830)

In May 2010, the FASB issued an Accounting Standard Update (“ASU”) to codify the SEC staff’s views on certain foreign currency issues related to investments in Venezuela. Among other things, this announcement provides background on the two acceptable inflation indices for Venezuela, states that Venezuela is now considered highly inflationary and calendar year entities that have not previously accounted for their Venezuelan investment as such should be applying highly inflationary accounting beginning January 1, 2010. As discussed in Note 2, the Company has accounted for its Venezuelan subsidiary as highly inflationary effective January 2010; this update does not impact the Company’s consolidated financial statements.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

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

International Financial Reporting Standards (“IFRS”)

In February 2010, the SEC issued a statement that reaffirms its support for the potential use of IFRS in the preparation of financial statements by U.S. registrants. It announced a work plan by which it is expected to make a determination in 2011 whether or not it will mandate the conversion to IFRS. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to review developments of the work plan.

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

An agency fee is paid by Unilever to Diversey in exchange for its sales agency services. An additional fee is payable by Unilever to Diversey in the event that conditions for full or partial termination of the Sales Agency Agreement are met. Diversey elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to Diversey of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $150 and $157 during the three months ended April 2, 2010 and April 3, 2009, respectively; and $309 and $305 during the six months ended July 2, 2010 and July 3, 2009, respectively.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

Under the License Agreement, the Company recorded net product and service sales of $29,911 and $32,306 during the three months ended July 2, 2010 and July 3, 2009, respectively; and $60,878 and $64,234 during the six months ended July 3, 2010 and July 2, 2009, respectively.

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

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2009, the Company recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $6 during the three months ended July 3, 2009, resulting in a gain of $87 for the six months ended July 3, 2009. In fiscal year 2010, the Company recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $100 during the three months ended July 2, 2010, and resulting in a net gain reduction of $101 for the six months ended July 2, 2010. Additional post-closing adjustments are not anticipated to be significant.

6. Discontinued Operations

DuBois Chemicals

On September 26, 2008, Diversey and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of Diversey, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”), for approximately $69,700, of which, $5,000 was escrowed subject to meeting certain fiscal year 2009 performance measures and $1,000 was escrowed subject to resolution of certain environmental representations by Diversey. The purchase price was also subject to certain post-closing adjustments that were based on net working capital targets. Finalization of this adjustment in the first quarter of 2009 did not require any purchase price adjustment. In July of 2009, Diversey met certain environmental representations and Riverside released the $1,000 escrow to Diversey. Diversey and Riverside finalized the performance related adjustments during the second quarter of 2010 which did not require any purchase price adjustment.

DuBois is a North American based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of the Company and a component of the Americas business segment. The sale resulted in a gain of approximately $14,774 ($6,211 after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. The Company recorded $561 ($444 after tax) and $705 ($588 after tax) of additional one-time costs for the three and six months ended July 3, 2009, respectively. During the three and six months ended July 2, 2010, the Company reduced the gain by $31($31 after tax) and $91 ($91after tax), respectively, as a result of additional one-time costs. Additional post-closing adjustments are not anticipated to be significant.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“Johnson Polymer”) and Diversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of the Company, completed the sale of substantially all of the assets of Johnson Polymer, certain of the equity interests in, or assets of, certain Johnson Polymer subsidiaries and all of the equity interests owned by Holdings II in Johnson Polymer B.V. (collectively, the “Polymer Business”) to BASF Aktiengesellschaft (“BASF”) for approximately $470,000 plus an additional $8,119 in connection with the parties’ estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid the Company $1,500 for the option to extend the tolling agreement by up to six months. In December 2006, the Company and BASF finalized purchase price adjustments related to the net asset value and the Company received an additional $4,062.

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

During the fiscal year ended December 28, 2007, the Company recorded and paid certain pension-related adjustments; adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($305 after tax gain). The Company recorded additional closing costs, reducing the gain by $192 ($226 after tax loss), during the fiscal year ended December 31, 2008. During the three and six months ended July 3 2009, the Company recorded and refined additional closing costs reducing the gain by $7 ($8 after tax) and $16 ($17 after tax), respectively. During the three and six months ended July 2, 2010, the Company recorded and refined additional closing costs and recorded and paid certain pension-related adjustments reducing the gain by $663 ($663 after tax). The Company recorded (loss) from discontinued operations, net of tax, relating to the tolling agreement of ($8,049) and ($190) during the three months ended July 2, 2010 and July 3, 2009, respectively and ($8,307) and ($792), respectively for the six months ended July 2, 2010 and July 3, 2009.

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

The total potential for securitization of trade receivables under the Receivables Facility at July 2, 2010 and December 31, 2009 was $50,000. In December 2009, the Receivables Facility was amended to extend the maturity of the program to December 19, 2011.

As of July 2, 2010 and December 31, 2009, JWPRC sold no accounts receivable to the Conduit.

As of July 2, 2010 and December 31, 2009, the Company had a retained interest of $72,368 and $60,048, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

JDER Limited

In September 2009, certain subsidiaries of Diversey entered into agreements (the “European Receivables Facility”) to sell, on a continuous basis, certain trade receivables originated in the United Kingdom, France and Spain to JDER Limited (“JDER”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of Diversey. JDER was formed for the sole purpose of

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

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

Effective January 1, 2010, the accounting treatment for Diversey’s receivables securitization facilities (see Note 3) required that accounts receivable sold to the Conduit and to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings. Accordingly, as of July 2, 2010, the Company included $16,135 in accounts receivable and short-term borrowings on its consolidated balance sheet. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18,703, of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

As of July 2, 2010 and December 31, 2009, the Company had a retained interest of $84,293 and $110,445, respectively, in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

8. Income Taxes

For the fiscal year ending December 31, 2010, the Company is projecting an effective income tax rate on pre-tax income from continuing operations of approximately 70%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 73.2% on pre-tax income from continuing operations for the six month period ended July 2, 2010, which is consistent with the projected effective income tax rate for the fiscal year ending December 31, 2010.

9. Inventories

The components of inventories are summarized as follows:

	July 2, 2010	December 31, 2009
Raw materials and containers	$58,917	$53,198
Finished goods	210,057	202,791

Total inventories	$268,974	$255,989

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $22,012 and $20,932 on July 2, 2010 and December 31, 2009, respectively.

10. Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company announced a restructuring program (“November 2005 Plan”), the execution of which is expected to continue through fiscal 2010, with the associated reserves expected to be substantially paid out by the end of the fiscal year, mostly through our restricted cash balance. The November 2005 Plan has included redesigning the Company’s organizational structure, the closure of a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe and a workforce reduction of approximately 15%.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

In connection with the November 2005 Plan, the Company reduced liabilities by $1,736 and $2,457 during the three months and six months ended July 2, 2010 respectively as certain individuals, formerly expected to be severed, either were retained by the Company or resigned. Most of the reduced liabilities are associated with the European business segment and the corporate center. The Company also reduced other restructuring costs by $63 during the three months ended July 2, 2010.

In addition, and in connection with the November 2005 Plan, the Company recognized liabilities of $6,448 for the involuntary termination of 136 employees during the three months ended July 3, 2009, most of which were associated with the Greater Asia Pacific and European business segments. During the six months ended July 3, 2009, the Company recognized liabilities of $7,243 for the involuntary termination of 171 employees, most of which were associated with the Greater Asia Pacific and European business segments. The Company also recorded $88 of other restructuring costs during the three months ended July 3, 2009.

The activities associated with the November 2005 Plan for the three and six months ended July 2, 2010 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2009	$46,899	$1,469	$48,368

Restructuring charges and adjustments	(721)	—	(721)
Cash paid [1]	(8,547)	(115)	(8,662)

Liability balances as of April 2, 2010	$37,631	$1,354	$38,985

Liability recorded as restructuring expense, net	(1,736)	(63)	(1,799)
Cash paid [2]	(7,301)	(149)	(7,450)

Liability balances as of July 2, 2010	$28,594	$1,142	$29,736

[1]	Cash paid is increased by $1 due to the effects of foreign exchange.
[2]	Cash paid is increased by $378 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $115 and $519 for the three and six months ended July 2, 2010, respectively. In addition, and in connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $556 for the three and six months ended July 3, 2009. The impairment charges are included in selling, general and administrative costs.

Total plan-to-date expense associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan	Three Months Ended		Six Months Ended
	To-Date	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Europe	$147,797	$(1,184)	$3,919	$(1,576)	$4,840
Americas	38,720	(4)	933	(198)	1,019
Greater Asia Pacific	18,849	311	1,655	200	1,804
Other	28,780	(922)	29	(946)	(420)

	$234,146	$(1,799)	$6,536	$(2,520)	$7,243

In December 2009 and December 2008, the Company transferred $27,404 and $49,463, respectively, to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan. The Company utilized a majority of the December 2008 funds during fiscal year 2009, and it expects to utilize a majority of the remaining December 2008 and the December 2009 funds in fiscal year 2010. The Company classified the trust balances as restricted cash on its consolidated balance sheets.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

11. Exit or Disposal Activities

In June 2010, the Company announced plans to transition certain accounting functions in its corporate center and certain Americas locations to a third party provider. The Company expects to execute the plan between July 2010 and December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to other locations in North America, as well as pursue contract manufacturing for a portion of its product line. The timeline to transition out of Waxdale is expected to extend into fiscal 2013. In connection with these plans, the Company recognized liabilities of $6,245 for the involuntary termination of employees during the three months ended July 2, 2010, most of which are associated with the Americas business segment. The related expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

12. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Foreign currency loss	$5,591	$(12,591)	$8,975	$(8,468)
Forward contracts gain	(5,440)	9,908	(8,715)	4,844
Loss on hyperinflationary country foreign currency translations	31	—	3,905	—
Other, net	(164)	33	(411)	73

	$18	$(2,650)	$3,754	$(3,551)

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

13. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and six months ended July 2, 2010 and July 3, 2009 are as follows:

	Defined Pension Benefits
	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Service cost	$2,291	$3,468	$4,696	$6,788
Interest cost	8,299	8,650	16,960	16,994
Expected return on plan assets	(9,091)	(8,459)	(18,544)	(16,610)
Amortization of net loss	1,568	2,127	3,229	4,334
Amortization of transition obligation	53	57	111	112
Amortization of prior service credit	(371)	(224)	(757)	(438)
Curtailments, settlements and special termination benefits	4,785	1,181	4,785	1,181

Net periodic pension cost	$7,534	$6,800	$10,480	$12,361

	Other Post-Employment Benefits
	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Service cost	$326	$430	$653	$859
Interest cost	1,157	1,262	2,316	2,521
Amortization of net (gain) loss	(22)	20	(45)	42
Amortization of prior service credit	(51)	(50)	(102)	(100)

Net periodic benefit cost	$1,410	$1,662	$2,822	$3,322

The Company made contributions to its defined benefit pension plans of $7,516 and $15,598 during the three months ended July 2, 2010 and July 3, 2009, respectively; and $13,443 and $25,759 during the six months ended July 2, 2010 and July 3, 2009, respectively.

In June 2010, the Company recognized a settlement of defined benefits to former U.S. employees resulting in a related loss of $3,974. The Company recorded $1,996 of this loss as a component of discontinued operations, and $1,978 in selling, general and administrative expenses in the consolidated statement of operations.

In June 2010, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $571. The Company recorded this loss in selling, general and administrative expenses in the consolidated statement of operations.

In June 2010, the Company recognized a curtailment of defined benefits to former Ireland employees resulting in a related loss of $241. The Company recorded this loss in selling, general and administrative expenses in the consolidated statement of operations.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

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

At July 2, 2010, the Company held 25 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with an aggregate notional amount of $189,559. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. The Company records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were ($5,440) and ($8,715) during the three and six months ended July 2, 2010, respectively.

As of July 2, 2010, the Company held 127 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with an aggregate notional amount of $40,162. The maximum length of time over which the Company typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized loss on cash flow hedging instruments of $240 was included in accumulated other comprehensive income, net of tax, at July 2, 2010. There was no ineffectiveness related to cash flow hedging instruments during the six months ended July 2, 2010. Unrealized gains and losses existing at July 2, 2010, which are expected to be reclassified into the consolidated statements of operations from accumulated other comprehensive income during the next year, are not expected to be significant.

At July 2, 2010 the location and fair value amounts of derivative instruments is as follows:

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815
Foreign currency forward contracts	Other current assets	$875	Accrued expenses	$1,281

Derivatives not designated as hedging instruments under ASC Topic 815
Foreign currency forward contracts	Other current assets	1,481	Accrued expenses	1,479

Total Derivatives		$2,356		$2,760

The amounts of (gain) loss recognized in accumulated Other Comprehensive Income (“OCI”) at July 2, 2010, and the amounts reclassified into income from accumulated OCI for the three and six months ended July 2, 2010 were as follows:

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives under ASC Topic 815 with cash flow hedging relationships	Six months ended July 2, 2010	Location of (gain) loss reclassified from accumulated OCI into income	Three Months Ended July 2, 2010	Six months ended July 2, 2010
Foreign currency forward contracts	$406	Other (income) expense, net	$168	$365

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

15. Fair Value Measurements of Financial Instruments

Financial instruments measured at fair value on a recurring basis were as follows:

	Balance at July 2, 2010	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$2,356	$—	$2,356	$—

Liabilities:
Foreign currency forward contracts	$2,760	$—	$2,760	$—

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

16. Comprehensive Income (Loss)

Comprehensive income (loss) for three and six months ended July 2, 2010 was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net income (loss)	$11,731	$6,874	$5,562	$(21,798)
Foreign currency translation adjustments	(41,886)	69,283	(76,218)	21,995
Adjustments to pension and post-retirement liabilities, net of tax	(5,013)	(772)	(2,929)	4,805
Unrealized gains (losses) on derivatives, net of tax	(232)	(390)	(44)	(537)

Total comprehensive income (loss)	$(35,400)	$74,995	$(73,629)	$4,465

17. Stock-Based Compensation

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

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

Six Months Ended July 2, 2010
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

The summary of stock option activity during the first six months of 2010 is presented below:

	Number of Options	Exercise Price per Option [1]	Remaining Contractual Term[1] (in years)	Aggregate Intrinsic Value
Outstanding at beginning of the period	—	$—
Granted	10,719,689	10.00
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	10,719,689	$10.00	9.50	$25,191

Exercisable at end of period		N/A	N/A	N/A

[1] Weighted-average

The weighted-average grant-date fair value of options granted was $3.43.

At July 2, 2010, there was $32,723 of unrecognized compensation cost related to DSUs and non-vested option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of five years.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

The SIP expense was $3,669 and $7,117 for the three and six months ended July 2, 2010, and is recorded as part of selling, general and administrative expenses in the consolidated statement of operations.

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

In February 2010, the Company adopted a Director Stock Incentive Plan (“DIP”), which provides for the sale of Shares to certain non-employee directors of the Company, as well as the grant to these individuals of DSUs in lieu of receiving cash compensation for their services as a member of the Company’s Board of Directors. In the first six months of 2010, pursuant to the DIP, the Company completed an equity offering of 85,000 Shares at $10 per share, and 29,167 shares at $12 per share, to certain directors. Pursuant to the DIP, participating directors were granted 50,000 DSUs, which represent rights to Shares in the first quarter of 2011, subject to the satisfaction of certain conditions at an acquisition price of $10 per share, and 8,229 DSUs at $12 per share.

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

At July 2, 2010, the Company’s mezzanine equity consisted of $14,479 related to DSUs associated with the conversion of the LTIP, $4,185 related to DSUs that were earned during the first six months, $14,525 related to the SIP equity offering and $1,200 related to the DIP equity offering.

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

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

extent of the identified contamination and is preparing and executing plans to address the contamination, including the potential to recover some of these costs from Unilever under the terms of the DiverseyLever purchase agreement. As of July 2, 2010, the Company maintained related reserves of $7,100 on a discounted basis (using country specific rates ranging from 8.3% to 13.7%) and $9,700 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2010

(Unaudited)

19. Segment Information

In accordance with the new operating segments as described in Note 2, business segment information is summarized as follows:

	Three Months Ended July 2, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$409,914	$241,425	$146,337	$(3,359)	$794,317
Operating profit	47,217	26,493	9,795	(7,453)	76,052
Depreciation and amortization	10,659	5,439	3,740	5,934	25,772
Interest expense	10,274	4,462	578	20,158	35,472
Interest income	317	543	161	(603)	418
Total assets	1,771,765	583,944	511,189	336,228	3,203,126
Goodwill	716,936	205,884	196,512	64,899	1,184,231
Capital expenditures, including capitalized computer software	6,292	4,953	3,762	5,256	20,263
Long-lived assets [2]	953,527	297,865	273,027	299,645	1,824,064

	Three Months Ended July 3, 2009
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$424,977	$233,637	$133,525	$415	$792,554
Operating profit	35,787	23,077	4,253	(6,755)	56,362
Depreciation and amortization	11,357	5,384	3,927	7,092	27,760
Interest expense	13,502	3,776	459	17,283	35,020
Interest income	1,194	347	55	(474)	1,122
Total assets	1,924,271	542,447	468,883	282,213	3,217,814
Goodwill	785,537	202,351	181,115	66,480	1,235,483
Capital expenditures, including capitalized computer software	6,653	5,091	2,863	7,454	22,061
Long-lived assets [2]	1,060,186	291,605	254,455	317,527	1,923,773

	Six Months Ended July 2, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$815,598	$450,672	$280,314	$(4,607)	$1,541,977
Operating profit	82,755	44,521	16,673	(16,637)	127,312
Depreciation and amortization	22,052	11,588	7,428	13,122	54,190
Interest expense	21,433	8,893	1,121	38,461	69,908
Interest income	718	961	282	(1,080)	881
Total assets	1,771,765	583,944	511,189	336,228	3,203,126
Goodwill	716,936	205,884	196,512	64,899	1,184,231
Capital expenditures, including capitalized computer software	11,972	9,262	6,110	8,870	36,214
Long-lived assets [2]	953,527	297,865	273,027	299,645	1,824,064

	Six Months Ended July 3, 2009
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$804,389	$440,031	$252,946	$(200)	$1,497,166
Operating profit	50,637	30,481	4,838	(9,772)	76,184
Depreciation and amortization	22,063	10,282	7,498	13,945	53,788
Interest expense	26,961	7,743	902	35,877	71,483
Interest income	2,722	786	124	(1,114)	2,518
Total assets	1,924,271	542,447	468,883	282,213	3,217,814
Goodwill	785,537	202,351	181,115	66,480	1,235,483
Capital expenditures, including capitalized computer software	13,019	9,271	4,387	12,455	39,132
Long-lived assets [2]	1,060,186	291,605	254,455	317,527	1,923,773

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of Diversey Holdings, Inc. and its consolidated subsidiaries since December 31, 2009. This discussion should be read in conjunction with our consolidated financial statements as of, and for the three months ended April 2, 2010, our Annual Reports on Form 10-K and Forms 10-K/A for the year ended December 31, 2009, and the section entitled “Forward-Looking Statements” immediately preceding Part I of this report.

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

As indicated in the following table, after excluding the impact of foreign currency exchange rates, our net sales increased by 0.4% for the three months ended July 2, 2010 compared to the three months ended July 3, 2009, and decreased by 0.3% for the six months ended July 2, 2010 compared to the six months ended July 3, 2009.

	Three Months Ended			Six Months Ended
(dollars in millions)	July 2, 2010	July 3, 2009	Change	July 2, 2010	July 3, 2009	Change
Net sales	$794.3	$792.5	0.2%	$1,542.0	$1,497.2	3.0%

Variance due to foreign currency exchange		(1.7)			50.0

	$794.3	$790.8	0.4%	$1,542.0	$1,547.2	-0.3%

The modest increase for the quarter was achieved despite continued challenging economic conditions in the developed markets of Western Europe, North America and Japan. While the global economic environment continues to be difficult, the Company realized an increase in sales in Europe, effectively flat sales in the Americas and consecutive quarters of sales growth in Greater Asia Pacific. Our sales performance has been driven by the consistent application of successful pricing strategies, improved customer contract compliance and customer acquisitions. In particular, emerging markets across the world and global equipment sales have demonstrated stable growth trends since the beginning of fiscal 2010. We continue to believe that our differentiated value proposition, complemented by our diversified customer base, has allowed us to effectively execute our sales strategies and should help mitigate continued market uncertainty.

As indicated in the following table, the Company’s gross profit percentage improved significantly for the second quarter of 2010 compared to the second quarter of 2009.

Margin on Net Sales Three Months Ended		Margin on Net Sales Six Months Ended
July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
43.4%	41.1%	43.0%	39.8%

The 230 basis point improvement in margin in the second quarter of this year compared to last year was largely the result of successful implementation of price increases, improvement in product and customer mix, and a favorable reduction in certain raw material costs, including phosphorous materials, caustic soda and chelates. In addition, margins were enhanced through successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. This included more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability.

As of July 2, 2010, we were in compliance with the financial covenants under the credit agreement for our new senior secured credit facilities and indentures. We believe that our cash flows from continuing operations, together with available cash on hand, borrowings available under our new senior secured credit facilities, and the proceeds from our receivables securitization facilities will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. We believe that the global economy is gradually recovering from the credit crisis and recession. We are not able to predict whether market conditions will continue to improve or deteriorate, or how long such changes will last or will affect our business or our customers’ businesses going forward.

During the second quarter of 2010, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. Key activities during this quarter included the continued transition to a new organizational model in our Europe region, and the continued progress on various supply chain optimization projects to improve capacity utilization and efficiency. Our November 2005 restructuring program activity will be winding down in 2010, with the associated reserves expected to be substantially paid out by the end of the fiscal year, mostly through our restricted cash balance.

In conjunction with its ongoing operational efficiency efforts, the Company announced plans to transition certain accounting functions in its corporate center and North America location to a third party provider. The Company expects to execute the plan between July 2010 and December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to its other locations in North America, as well as to pursue contract manufacturing for a portion of its product line. The timeline to transition out of Waxdale is not certain, but is expected to extend into fiscal 2013.

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

There have been no other material changes to the Company’s critical accounting policies as described in its Annual Reports on Form 10-K and Forms 10-K/A for the year ended December 31, 2009.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Part I, Item I of this report.

Three Months Ended July 2, 2010 Compared to Three Months Ended July 3, 2009

Net Sales:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage

Net product and service sales	$788.1	$786.2	$1.9	0.2%
Sales agency fee income	6.2	6.3	(0.1)	-2.8%

	794.3	792.5	1.8	0.2%
Variance due to foreign currency exchange		(1.7)	1.7

	$794.3	790.8	3.5	0.4%

•

The comparability of net sales reported in the two periods is affected by the impact of foreign exchange rate movements. As measured against prior year’s results, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $1.7 million decline in net sales in the second quarter of 2010.

•

Excluding the impact of foreign currency exchange rates, net sales increased by 0.4%. The modest increase for the quarter was achieved despite continued challenging economic conditions in the developed markets of Western Europe, North America and Japan. While the global economic environment continues to be difficult, the Company realized an increase in sales in Europe, effectively flat sales in the Americas and consecutive quarters of sales growth in Greater Asia Pacific. Our sales performance has been driven by the consistent application of successful pricing strategies, improved customer contract compliance and customer acquisitions. In particular, emerging markets across the world and global equipment sales have demonstrated stable growth trends since the beginning of fiscal 2010. We continue to believe that our differentiated value proposition, complemented by our diversified customer base has allowed us to effectively execute our sales strategies and should help mitigate continued market uncertainty. The following is a review of the sales performance for each of our regions:

•

In our Europe, Middle East and Africa markets, net sales increased by 0.3% in the second quarter of 2010 versus the same period last year. While we continue to experience favorable increases in emerging markets and in equipment sales, primarily in the Building Managers/Service Contractors sector, the stagnant economic conditions have presented challenges. We experienced lower volumes in Western Europe, particularly in the lodging and food service sectors, that were substantially offset by pricing and new customer acquisitions. In the food and beverage sector, we experienced growth in formulated chemicals, offset by the strategic exit of lower margin commodity sales and consumption challenges in the beverage market.

•

In our Americas region, net sales decreased by 0.1% in the second quarter of 2010 versus the same period last year. Key emerging markets continued to achieve sales growth during the quarter compared to the same period last year, which offset lower sales in the United States and Canada largely due to the significant impact of H1N1 virus related sales in the comparable prior period. We expect a continued trend of consumption growth in emerging markets to be partially offset by ongoing softness and economic uncertainty in many sectors of the U.S. marketplace.

•

In our Greater Asia Pacific region, net sales improved by 3.0% in the second quarter of 2010 versus the same period last year. Growth in this region is led by China and India, which experienced strong volume improvements across sectors and whose expanding economies reflect strengthening consumer demand. In these markets, we experienced sales growth in the food and beverage sector due to customer acquisitions, while favorable occupancy rates helped sustain growth in the lodging sector. Equipment sales across various customer sectors continue to show favorable increases. Our growth trends in emerging markets are offset by volume decreases in Japan, consistent with certain other developed markets and the strategic shift away from commodity-based sales in our Japanese food and beverage sector. The region expects continued sales growth as economic recovery and consumer demand is restored and as we continue our focus on key customer acquisitions and emerging markets.

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

Gross Profit:

Our gross profit and gross profit percentages for the three months ended July 2, 2010 and July 3, 2009 were as follows:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Gross Profit	$345.1	$325.9	$19.2	5.9%

Gross profit as a percentage of net sales	43.4%	41.1%

•

The comparability of gross profit between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $1.5 million decline in gross profit.

•	Our gross profit percentage improved by 230 basis points in the second quarter of 2010 compared to the second quarter of 2009.

•

The 230 basis point improvement in margin was largely the result of successful implementation of price increases, improvement in product and customer mix, and a favorable reduction in certain raw material costs, including phosphorous materials, caustic soda and chelates. In addition, margins were enhanced through successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. This included more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability.

Operating Expenses:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Selling, general and administrative expenses	$254.3	$245.7	$8.6	3.5%
Research and development expenses	16.5	17.3	$(0.8)	-4.6%
Restructuring expenses (credits)	(1.8)	6.5	$(8.3)	-127.5%

	$269.0	269.5	$(0.5)	-0.2%

As a percentage of net sales:
Selling, general and administrative expenses	32.0%	31.0%
Research and development expenses	2.1%	2.2%
Restructuring expenses (credits)	-0.2%	0.8%

	33.9%	34.0%

Operating expenses. The comparability of operating expenses between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the strengthening of the U.S. dollar against the euro and certain other foreign currencies resulted in a $1.5 million decline in operating expenses.

•

Selling, general and administrative expenses. Included in selling, general and administrative expenses are period costs associated with the November 2005 Plan in the amounts of $3.9 million and $7.0 million for the second quarter of 2010 and 2009, respectively.

Selling, general and administrative expenses as a percentage of net sales were 32.0% for the second quarter of 2010 and 31.0% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses increased by $9.8 million during the second quarter of 2010 compared to the same period in the prior year. This increase is primarily due to $9.0 million of charges consisting of (a) employee termination costs of $6.2 million related to the Company’s decision to move certain accounting functions to a third party provider and the relocation of its Waxdale manufacturing capability, and (b) $2.8 million related to pension settlement losses and curtailment costs.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses decreased by $0.4 million during the second quarter of 2010 compared to the same period in the prior year.

•

Restructuring expenses (credits). Excluding the impact of foreign currency, restructuring expenses decreased by $8.4 million during the second quarter of 2010 compared to the same period in the prior year, primarily due to the winding down of restructuring efforts and adjustments of previously recorded restructuring reserves.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the quarters ended July 2, 2010 and July 3, 2009, and since inception of the program in November 2005, is outlined below:

	Three Months Ended		Total Project to Date
(dollars in millions)	July 2, 2010	July 3, 2009	July 2, 2010
Reserve balance at beginning of period	$39.0	$50.4	$—
Restructuring expenses (credits)	(1.8)	6.5	234.5
Payments of accrued costs	(7.5)	(11.5)	(204.8)

Reserve balance at end of period	$29.7	$45.4	$29.7

Period costs classified as selling, general and administrative expenses	3.9	7.0	309.0
Period costs classified as cost of sales	0.2	0.3	6.7
Capital expenditures	0.2	7.2	87.8

•

During the second quarter of 2010 and 2009, we recorded $(1.8) million and $6.5 million, respectively, of restructuring expenses (credits) related to our November 2005 Plan, consisting primarily of involuntary termination costs. Restructuring activities under the November 2005 Plan are expected to wind down during 2010 and the credit balance represent adjustments and clarification to previously recorded reserves.

•

Period costs of $3.9 and $7.0 million for 2010 and 2009, respectively, included in selling, general and administrative expenses and $0.2 million and $0.3 million for 2010 and 2009, respectively, included in cost of sales pertained to: (a) $1.7 million in 2010 ($6.3 million in 2009) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $0.3 million of facilities related costs (($2.0) million gain on sale of a manufacturing facility in Europe net of other facilities related costs in 2009), (c) $0.5 million in 2010 ($1.1 million in 2009) for value chain and cost savings projects, (d) $0.2million in 2010 ($0.9 million in 2009) related to asset impairments, and (e) $1.4 million in 2010 ($1.0 million in 2009) related to various other costs. The overall decrease in these expenses over the prior period was due to a reduction in restructuring activities within our Greater Asia Pacific and Americas segments as well as the Corporate Center which was partially offset by an increase in expenses within the Europe segment.

Non-Operating Results:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Interest expense	$35.5	$35.0	$0.5	1.3%
Interest income	(0.4)	(1.1)	0.7	62.7%

Net interest expense	$35.1	$33.9	$1.2	3.4%

Other income, net	0.0	(2.7)	2.7	100.7%

•	Net interest expense increased in the second quarter of 2010 compared to the same period in the prior year primarily due to decreased interest income resulting from a lower yield on investments.

•	The change in other (income) expense, net is mainly due to gains on foreign currency positions in 2009.

Income Taxes:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Income from continuing operations	$41.0	$25.1	$15.9	63.2%
Provision for income taxes	20.5	17.6	2.9	16.5%

Effective income tax rate	50.0%	70.1%

•

For the fiscal year ending December 31, 2010, we are projecting an effective income tax rate of approximately 70% on pre-tax income from continuing operations. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 50.0% on the pre-tax income from continuing operations for the second quarter ended July 2, 2010. When compared to the estimated annual effective income tax rate, the effective income tax rate for the fiscal quarter ended July 2, 2010 is lower primarily due to certain income tax expense (benefit) amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

•

We reported an effective income tax rate of 70.1% on the pre-tax income from continuing operations for the second quarter ended July 3, 2009. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Three Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Loss from discontinued operations	$(8.7)	$(0.7)	(8.0)	-1149.0%
Benefit from income taxes	—	(0.1)	0.1	100.0%

Loss from discontinued operations, net of taxes	$(8.7)	$(0.6)	(8.1)	-1261.8%

The loss from discontinued operations during the three months ended July 2, 2010 includes $0.7 million in additional closing costs and certain pension-related adjustments ($0.0 million in 2009) related to the divestiture of Polymer business and $8.0 million related to the Polymer tolling agreement ($0.2 million after-tax loss in 2009). The amount of loss from discontinued operations in the second quarter of 2009 also includes after-tax additional one-time costs associated with the Dubois divestiture.

Net income:

Our net income of $11.7 million for the second quarter of 2010 represents an improvement of $4.9 million from the second quarter of 2009. The impact of foreign currency exchange in the quarter was negligible. The increase in net income is primarily due to an increase of $20.7 million in gross profit, offset by increases of $1.1 million in net interest expense, $2.9 million in income tax expense and $8.1 million in loss from discontinued operations and a decrease of $2.8 in other income. As previously discussed, the increase in gross margin is due to pricing action and a favorable reduction in certain raw material costs. The increase in net interest expense is mainly due to decreased interest income caused by lower yield on investments. The increase in income tax expense is due to actual pacing of pre-tax income (loss) and increases in reserves for uncertain tax positions. The decrease in other income is mainly due to gains on foreign currency positions in 2009.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended July 2, 2010 and July 3, 2009.

	Three Months Ended
(dollars in millions)	July 2, 2010	July 3, 2009
Net cash provided by (used in) operating activities	$8.9	$(75.7)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	57.4	108.1
Changes in deferred income taxes	(8.5)	(4.9)
Depreciation and amortization expense	(25.8)	(27.8)
Amortization of debt issuance costs	(3.1)	(1.2)
Accretion of original issue discount	(0.9)	—
Interest accreted on notes payable	(12.5)	9.8
Interest accrued on long-term receivables-related parties	—	0.7
Other, net	(3.8)	(2.1)

Net Income	11.7	6.9

Provision for income taxes	20.5	17.5
Interest expense, net	35.1	33.9
Depreciation and amortization expense	25.8	27.8

	$93.1	$86.1

EBITDA, net of negligible foreign currency impact, improved by $7.0 million for the second quarter ended July 2, 2010 compared to the same period in the prior year. This was primarily due to increased gross profit arising from pricing actions, favorable reduction in certain raw material costs and cost savings from successful implementation of our restructuring program and offset by an increase in selling, general and administrative expenses primarily due to employee termination costs from implementing operational efficiency activities.

Diversey Credit Agreement EBITDA. For the purpose of calculating compliance with Diversey’s financial covenants, the credit agreement for Diversey’s New Senior Secured Credit Facility (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires Diversey to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$93.1
Restructuring related costs	1.1
Acquisition and divestiture adjustments	8.7
Non-cash and other items, net	11.1
Compensation adjustment	5.4

Credit Agreement EBITDA	$119.4

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

Six Months Ended July 2, 2010 Compared to Six Months Ended July 3, 2009

Net Sales:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Net product and service sales	$1,530.1	$1,485.1	$45.0	3.0%
Sales agency fee income	11.9	12.1	(0.2)	-1.3%

	$1,542.0	$1,497.2	44.8	3.0%
Variance due to foreign currency exchange		50.0	(50.0)

	$1,542.0	1,547.2	$(5.2)	-0.3%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against the euro and certain other foreign currencies resulted in a $50.0 million increase in net sales.

•

Excluding the impact of foreign currency exchange rates, net sales decreased by 0.3%, primarily a result of one less selling day in the fiscal semester compared to the same period last year, and reflecting the current challenging global economic conditions. The following is a review of the sales performance for each of our segments:

•

In our Europe, Middle East and Africa markets, net sales decreased by 0.4% during the six months ended July 2, 2010 compared to the same period in the prior year. The overall decrease was a result of one less selling day in the fiscal semester. While we gained sales in emerging markets, we experienced a decline in sales volume in Western Europe primarily as a result of the stressed economic conditions and lower consumption, substantially offset by pricing and new customer acquisitions. Equipment sales grew despite the challenging marketplace, offset by sales declines in the lodging and food service sectors. We will continue to pursue the successful execution of our sales strategies to mitigate these economic challenges.

•

In our Americas region, net sales decreased by 2.2% during the six months of 2010 versus the same period last year. We experienced growth in our key emerging markets during the semester compared to the same period last year, while sales in the United States and Canada were adversely affected by the exit from underperforming applications in the food and beverage sector and the significant impact of H1N1 virus related sales in the comparable prior period. We expect consumption growth in emerging markets to be partially offset by ongoing softness and economic uncertainties in many sectors of the U.S. marketplace.

•

In our Greater Asia Pacific region, net sales increased by 3.4% during the six months of 2010 versus the same period last year. This increase is mainly due to strong volume improvements across sectors in China and India. We experienced sales growth in the food and beverage sector due to customer acquisitions. This region also delivered growth in the lodging sector, related to improved occupancy rates, as well as general improvement in equipment sales across various customer sectors. Our growth trends in emerging markets are offset by volume decreases in Japan, consistent with certain other developed markets. The region expects sales growth as economic recovery and consumer demand is restored and as we continue our focus on key customer acquisitions and emerging markets.

•

Sales Agency Fee and License Agreement. As explained in Note 4 to our consolidated financial statements, the Company entered into an Umbrella Agreement with Unilever consisting of a new sales agency (“Sales Agency Agreement”) and License Agreement, which became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

The amounts of Sales Agency Fees and License Agreement revenues earned under these agreements are reported in the preceding tables.

Gross Profit:

Our gross profit percentages for the six months ended July 2, 2010 and July 3, 2009 were as follows:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Gross Profit	$662.3	$595.3	$67.0	11.3%

Gross profit as a percentage of net sales	43.0%	39.8%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against the euro and certain other foreign currencies resulted in a $17.7 million increase in gross profit.

•	Our gross profit percentage (based on net sales as reported) increased by 320 basis points for the six months of 2010 compared to the same period in the prior year.

•

The 320 basis point improvement in margin was largely the result of continuing successful implementation of price increases, improvement in product and customer mix, and a favorable reduction in certain raw material costs, including phosphorous materials, caustic soda and chelates. In addition, margins were enhanced through continuing successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. This included more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability.

Operating Expenses:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Selling, general and administrative expenses	$504.3	$480.9	$23.4	4.8%
Research and development expenses	33.3	31.0	2.3	7.3%
Restructuring expenses (credits)	(2.5)	7.2	(9.7)	-134.8%

	$535.1	$519.1	$16.0	3.1%

As a percentage of net sales:
Selling, general and administrative expenses	32.7%	32.1%
Research and development expenses	2.2%	2.1%
Restructuring expenses (credits)	-0.2%	0.5%

	34.7%	34.7%

Operating expenses. The comparability of operating expenses between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against the euro and certain other foreign currencies resulted in a $15.3 million increase in operating expenses.

•

Selling, general and administrative expenses. Included in selling, general and administrative expenses are period costs associated with the November 2005 Plan, in the amounts of $6.7 and $12.8 for the first six months of 2010 and 2009, respectively.

Selling, general and administrative expenses as a percentage of net sales were 32.7% for the six months ended July 2, 2010 compared to 32.1% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative costs increased $8.1 million during the six months ended July 2, 2010, compared to the same period in the prior year. This increase is primarily due to $9.0 million of charges consisting of (a) employee termination costs of $6.2 million related to the Company’s decision to move certain accounting functions to a third party provider and the relocation of its Waxdale manufacturing capability, and (b) $2.8 million related to pension settlement losses and curtailment costs.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased by $2.2 million during the first six months of 2010 compared to the same period in the prior year, the majority of which is related to the addition of engineering resources.

•

Restructuring expenses (credits). Excluding the impact of foreign currency, restructuring expenses decreased by $9.6 million during the second quarter of 2010 compared to the same period in the prior year, primarily due to the winding down of restructuring efforts and adjustments of previously recorded restructuring reserves.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the six months ended July 2, 2010 and July 3, 2009, and since inception of the program in November 2005, is outlined below:

	Six Months Ended		Total Project to Date July 2, 2010
(dollars in millions)	July 2, 2010	July 3, 2009

Reserve balance at beginning of period	$48.4	$60.1	$—
Restructuring expenses (credits)	(2.5)	7.2	234.5
Payments of accrued costs	(16.2)	(21.9)	(204.8)

Reserve balance at end of period	$29.7	$45.4	$29.7

Period costs classified as selling, general and administrative expenses	6.7	12.8	309.0
Period costs classified as cost of sales	0.5	0.7	6.7
Capital expenditures	2.2	11.5	87.8

•

During the first six months of 2010 and 2009, we recorded $(2.5) million and $7.2 million, respectively, of restructuring expenses (credits) related to our November 2005 Plan. Costs for the first six months of both 2010 and 2009 consist primarily of involuntary termination costs. Restructuring activities under the November 2005 Plan are expected to wind down during 2010 and the credit balance represent adjustments and clarification to previously recorded reserves.

•

Period costs of $6.7 and $12.8 million for 2010 and 2009, respectively, included in selling, general and administrative expenses and $0.5 million and $0.7 million for 2010 and 2009, respectively, included in cost of sales pertained to: (a) $3.3 million in 2010 ($9.7 million in 2009) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $0.3 million of facilities related costs in 2010 ($(1.9) million gain on sale of a manufacturing facility in Europe net of other facilities related costs in 2009), (c) $1.2 million in 2010 ($2.1 million in 2009) for value chain and cost savings projects, (d) $1.0 million in 2010 ($1.3 million in 2009) related to asset impairments, and (e) $1.4 million in 2010 ($2.3 million in 2009) related to various other costs. The overall decrease in these expenses over the prior period was due to a reduction in restructuring activities within our Greater Asia Pacific and Americas segments as well as the Corporate Center which was partially offset by an increase in expenses within the Europe segment.

Non-Operating Results:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Interest expense	$69.9	$71.5	$(1.6)	-2.2%
Interest income	(0.9)	(2.5)	1.6	65.0%

Net interest expense	$69.0	$69.0	$0.0	0.0%

Other (income) expense, net	3.8	(3.6)	7.4	208.5%

•

Interest expense decreased during the six months ended July 2, 2010 compared to the same period in the prior year primarily due to lower interest expense on the new Holdings senior notes. Interest income decreased due to a lower yield on investments.

•

The change in other (income) expense, net, is due to the recognition of $3.9 million in foreign currency loss resulting from our adoption of highly inflationary accounting for our Venezuelan subsidiary and gains on foreign currency positions in 2009.

Income Taxes:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Income from continuing operations	$54.5	$10.8	$43.7	405.4%
Provision for income taxes	39.9	31.2	8.7	28.0%

Effective income tax rate	73.2%	289.4%

•

For the fiscal year ending December 31, 2010, we are projecting an effective income tax rate of approximately 70%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 73.2% on the pre-tax income from continuing operations for the six months ended July 3, 2010, which is consistent with the projected effective income tax rate for the fiscal year ending December 31, 2010.

•

We reported an effective income tax rate of 289.4% on the pre-tax income from continuing operations for the six months ended July 3, 2009. The high effective income tax rate is primarily the result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Loss from discontinued operations	$(9.1)	$(1.5)	$(7.6)	-505.3%
Benefit from income taxes	—	(0.1)	0.1	100.0%

Loss from discontinued operations, net of taxes	$(9.1)	$(1.4)	$(7.7)	-548.6%

The loss from discontinued operations during the six months ended July 2, 2010 includes $0.7 million in additional closing costs and certain pension-related adjustments ($0.0 million in 2009) related to the divestiture of Polymer business and $8.3 million related to the Polymer tolling agreement ($0.8 million after-tax loss in 2009). The amount of loss from discontinued operations in the first semester of 2009 also includes after-tax additional one-time costs associated with the Dubois divestiture.

Net Income:

Our net income of $5.6 million for the first half of 2010 represents an improvement of $27.4 million from the first half of 2009. Excluding the negative impact of foreign currency exchange of $1.4 million, our net income increased by $28.8 million This increase is primarily due to an increase of $49.3 million in gross profit, offset by increases of $8.7 million in income tax expense and $7.6 million in loss from discontinued operations, and a decrease of $3.8 million in other income. As previously discussed, the increase in gross margin is due to pricing action and a favorable reduction in certain raw material costs. The increase in income tax expense is due to actual pacing of pre-tax income (loss) and increases in reserves for uncertain tax positions. The decrease in other income is mainly due to the recognition of $3.9 million in foreign currency loss resulting from our adoption of highly inflationary accounting for our Venezuelan subsidiary and gains on foreign currency positions in 2009.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the six months ended July 2, 2010 and July 3, 2009.

	Six Months Ended
(dollars in millions)	July 2, 2010	July 3, 2009
Net cash used in operating activities	$(56.3)	$(89.6)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	162.7	136.6
Changes in deferred income taxes	(17.5)	(12.2)
Depreciation and amortization expense	(54.2)	(53.8)
Amortization of debt issuance costs	(5.7)	(2.4)
Accretion of original issue discount	(1.5)	—
Interest accreted on notes payable	(12.5)	(2.4)
Interest accrued on long-term receivables-related parties	—	1.4
Other, net	(9.4)	0.6

Net income	5.6	(21.8)

Provision for income taxes	39.9	31.1
Interest expense, net	69.0	69.0
Depreciation and amortization expense	54.2	53.8

	$168.7	$132.1

EBITDA, net of foreign currency impact, increased by $36.4 million for the six months ended July 2, 2010 compared to the same period in the prior year. This was primarily due to increased gross profit arising from pricing actions, favorable reduction in certain raw material costs and cost savings from successful implementation of our restructuring program and offset by an increase in selling, general and administrative expenses primarily due to employee termination costs from implementing operational efficiency activities.

Diversey Credit Agreement EBITDA. For the purpose of calculating compliance with Diversey’s financial covenants, the credit agreement for Diversey’s New Senior Secured Credit Facility (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires Diversey to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$168.7
Restructuring related costs	1.9
Acquisition and divestiture adjustments	9.1
Non-cash and other items, net	21.6
Compensation adjustment	10.2

Credit Agreement EBITDA	$211.5

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

Liquidity and Capital Resources

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated statements of cash flows and consolidated balance sheets:

	Six Months Ended		Change
(dollars in millions)	July 2, 2010	July 3, 2009	Amount	Percentage
Net cash used in operating activities	$(56.3)	$(89.6)	$33.3	37.1%
Net cash used in investing activities	(33.9)	(33.8)	(0.1)	0.2%
Net cash provided by financing activities	26.0	66.3	(40.3)	-60.8%
Capital expenditures	36.2	39.1	(2.9)	-7.5%

	As of		Change
	July 2, 2010	December 31, 2009	Amount	Percentage
Cash and cash equivalents	$181.2	$249.7	$(68.5)	-27.4%
Working capital*	524.7	418.4	106.3	25.4%
Total debt	1,594.3	1,631.2	(36.9)	-2.3%

*	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents at July 2, 2010 compared to December 31, 2009 resulted primarily from cash used in operating activities and approximately $36.2 million in capital expenditures offset by $3.2 million in proceeds from property and equipment disposals.

•	The decrease in net cash used in operating activities during the six months ended July 2, 2010 compared to the prior period was primarily due to an increase in net income.

•

The decrease in cash provided by financing activities during the six months ended July 2, 2010 compared to the prior period was mainly due to lower levels of short term borrowings during the current period.

•

Working capital increased by $106.3 million during the six months ended July 2, 2010. This increase resulted primarily from a decrease of $98.9 million in accounts payable, a $13.0 million increase in inventories offset by a decrease of $5.6 million in accounts receivable. We continue to effectively manage our receivable collection programs and have been successful in reducing days outstanding leading to the decrease in accounts receivable. The increase in inventories is a result of a seasonal build in inventory levels. The decrease in accounts payable is due to a number of factors, including taking advantage of negotiated discounts with vendors driven by our global strategic sourcing initiative.

Restricted Cash. In December 2009 and December 2008, we transferred $27.4 million and $49.5 million, respectively to the revocable trusts for the settlement of obligations associated with the November 2005 Restructuring Plan, a majority of which it expected to be utilized by the end of fiscal 2010. As of July 2, 2010, we have $28.8 million classified as restricted cash in our consolidated balance sheets.

Debt and Contractual Obligations. In connection with the Transactions, we refinanced our debt and entered into new debt agreements:

Holdings Senior Notes. In connection with the Transactions, on November 24, 2009, Holdings issued $250.0 million initial aggregate principal of its 10.50% senior notes due 2020 (“Holdings Senior Notes”) in a private transaction exempt from the registration requirements of the Securities Act of 1933. The Holdings Senior Notes bear interest at a rate of 10.50% per annum, compounded semi-annually on each May 15 and November 15. Under the terms of the indenture governing the Holdings Senior Notes, prior to November 15, 2014, Holdings may elect to pay interest on the Holdings Senior Notes in cash or by increasing the principal amount of the Holdings Senior Notes. Thereafter, cash interest will be payable on the Holdings Senior Notes on May 15 and November 15 of each year, commencing on May 15, 2015; provided that cash interest will be payable only to the extent of funds actually available for distribution by the Company to Holdings under applicable law and under any agreement governing the

Company’s indebtedness. The Holdings Senior Notes will mature on May 15, 2020. The Holdings Senior Notes are not guaranteed by the Company or any of its subsidiaries. The indenture governing the Holdings Senior Notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

On April 26, 2010, Holdings provided notice to the trustee appointed under the indenture as required therein, of its election to pay interest in cash on the Holdings Senior Notes on November 15, 2010. The amount of cash interest that will be paid is $13.8 million.

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

In connection with the issuance and sale of the Holdings Senior Notes, Holdings entered into an exchange and registration rights agreement, dated as of November 24, 2009, with the purchasers party thereto, pursuant to which Holdings agreed to either offer to exchange the Holdings Senior Notes for substantially similar notes that are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the Holdings Senior Notes. In compliance with this agreement, on July 14, 2010, the Company, upon the declaration of effectiveness by the SEC on July 12, 2010 of its registration statement filed on Form S-4, as amended, commenced an exchange offer whereby the notes will be exchanged for new notes registered under the Securities Act of 1933 (“New Holdings Senior Notes”). The terms of the New Holdings Senior Notes will be substantially identical to the terms of the old notes, except that the New Holdings Senior Notes will be registered under the Securities Act and will not be subject to restrictions on transfer or provisions relating to additional interest. The exchange offer was completed on August 11, 2010.

Diversey’s New Senior Secured Credit Facility. We, our Canadian subsidiary and one of our European subsidiaries, each as a borrower, entered into a new credit agreement, whereby the lenders provided an aggregate principal amount of up to $1.25 billion available in U.S. dollars, euros, Canadian dollars and British pounds.

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

Borrowings under the New Senior Secured Credit Facility bear interest based on LIBOR, EURIBOR, the BA rate or Base Rate (all as defined in the credit agreement to the New Senior Secured Facility), plus an agreed upon margin that adjusts based on the Company’s leverage ratio, and subject to a floor rate. As of July 2, 2010, the U.S. dollar denominated borrowings bear interest at 5.5%, which is LIBOR plus 350 basis points, subject to a minimum LIBOR floor of 2.00%. The Canadian dollar denominated borrowings bear interest at 5.5%, which is the BA rate plus 350 basis points, subject to a minimum BA floor of 2.00%. The euro denominated borrowings bear interest at 6.5%, which is EURIBOR plus 425 basis points, subject to a EURIBOR floor of 2.25%. Interest is generally payable quarterly in arrears.

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

In connection with the issuance and sale of the Diversey’s New Senior Notes, Diversey entered into an exchange and registration rights agreement, dated as of November 24, 2009, pursuant to which Diversey agreed to either offer to exchange the Diversey’s New Senior Notes for substantially similar notes that are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the Diversey’s New Senior Notes. In compliance with this agreement, on July 14, 2010, Diversey, upon the declaration of effectiveness by the SEC on July 12, 2010 of Diversey’s registration statement filed on Form S-4, as amended, commenced an exchange offer whereby the notes will be exchanged for new notes registered under the Securities Act of 1933 (“New Diversey Senior Notes”). The terms of the New Diversey Senior Notes will be substantially identical to the terms of the old Diversey’s notes, except that the New Diversey Senior Notes will be registered under the Securities Act and will not be subject to restrictions on transfer or provisions relating to additional interest. The exchange offer was completed on August 11, 2010.

Accounts Receivable Securitization. Due to the adoption of the new guidance under the provisions of FASB ASC Topic 860, Transfers and Servicing, beginning this fiscal quarter as discussed in Notes 3 and 7 to the consolidated financial statements, the Company accounts for Diversey’s accounts receivable securitization arrangements as a borrowing.

Diversey and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby Diversey and each participating subsidiary sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Diversey. JWPRC was formed for the sole purpose of buying and selling receivables generated by Diversey and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve.

The total potential for securitization of trade receivables under the Receivables Facility at July 2, 2010 and December 31, 2009 was $50.0 million. In December 2009, the Receivables Facility was amended to extend the maturity of the program to December 19, 2011.

As of July 2, 2010 and December 31, 2009, JWPRC sold no accounts receivable to the Conduit.

As of July 2, 2010 and December 31, 2009, we had a retained interest of $72.4 million and $60.1 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

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

Effective January 1, 2010, the accounting treatment for Diversey’s receivables securitization facilities (see Note 3) required that accounts receivable sold to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings. Accordingly, as of July 2, 2010, the Company included $16.1 million in accounts receivable and short-term borrowings on its consolidated balance sheet. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18.7 million of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

As of July 2, 2010 and December 31, 2009, we had a retained interest of $84.3 million and $110.4 million, respectively, in the receivables of JDER. The retained interest is also included in the accounts receivable balance and is reflected in the consolidated balance sheets.

For the six months ended July 2, 2010, JDER’s cost of borrowing under the European Receivables Facility was at a weighted average rate of 3.54% per annum.

The net amount of trade receivables at any time outstanding under these and any other securitization facility that we may enter into may not exceed $200.0 million in the aggregate.

As of July 2, 2010, we had total indebtedness of $1.619 billion, consisting of $262.5 million of Holdings Senior Notes, consisting of $400.0 million of Diversey’s New Senior Notes, $912.9 million of borrowings under the Diversey’s New Senior Secured Credit Facility, $16.1 million in borrowing under Diversey’s accounts receivable securitization facilities and $27.7 million in Diversey’s other short-term credit lines. In addition, we had $166.5 million in operating lease commitments, $1.8 million in capital lease commitments and $4.8 million committed under letters of credit.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	Diversey’s ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and

•	Diversey’s capital expenditure requirements, which consist primarily of purchases of equipment.

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

Our Company’s operations are subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in the countries where we conduct business. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs. Consequently, we engage in hedging activities, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. See Notes 14 and 15 to the consolidated financial statements for gains and losses associated with these contracts.

Measurement of income tax reserve position. For the fiscal year ending December 31, 2010, we expect to increase income tax reserve liabilities by $3.1 million, resulting in total income tax reserve liabilities of $39.6 million. Total income tax reserve liabilities for which payments are expected in less than one year are $9.0 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current income tax reserve liabilities.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For the Diversey’s financial covenant period ended on July 2, 2010, Diversey was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the credit agreement for Diversey’s New Senior Secured Credit Facility.

Capital Expenditures. Capital expenditures are limited under the New Senior Secured Credit Facility (with certain exceptions) to $150.0 million per fiscal year. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of July 2, 2010, we were in compliance with the limitation on capital expenditures for fiscal year 2010.

The credit agreement for Diversey’s New Senior Secured Credit Facility contains additional covenants that restrict Diversey’s ability to declare dividends and to redeem and repurchase capital stock. The credit agreement for Diversey’s New Senior Secured Credit Facility also limits Diversey’s ability to incur additional liens, engage in sale-leaseback transactions, incur additional indebtedness and make investments, among other restrictions.

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended July 2, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIVERSEY HOLDINGS, INC.

Date: August 12, 2010	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

DIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.