Form 10-Q
period 2010-10-01
DIVERSEY HOLDINGS, INC.
filed 2010-11-15
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2010

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

There is no public trading market for the registrant's common stock. As of October 29, 2010, there were 99,764,706 outstanding shares of the registrant’s Class A common stock, $0.01 par value and 1,555,971 outstanding shares of the registrant’s Class B common stock, $0.01 par value.

Unless otherwise indicated, references to “Holdings,” “the Company,” “we,” “our” and “us” in this quarterly report refer to Diversey Holdings, Inc. and its consolidated subsidiaries and references to “Diversey,” refer to Diversey, Inc., a wholly-owned subsidiary of Holdings.

On October 7, 2009, Holdings, together with Diversey, entered into a series of agreements to recapitalize Holdings and refinance the Company’s and Diversey’s debt (the “Transactions”). The closing of the Transactions occurred on November 24, 2009. Additional information regarding the Transactions and the Company is disclosed in the Company’s Annual Report on Form 10-K, and as amended in Amendments No. 1 and No. 2 on Form 10-K/A for the year ended December 31, 2009, and Current Report on Form 8-K, as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010, April 1, 2010, July 2, 2010 and May 27, 2010, respectively.

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

•

our substantial indebtedness and our ability to operate in accordance with the terms and conditions of the agreements governing the indebtedness incurred pursuant to the Transactions, including the indebtedness under Diversey’s senior secured credit facilities, Diversey’s senior notes and Holdings senior notes;

•	our ability to operate in accordance with the terms and conditions of the agreements governing the indebtedness incurred pursuant to the Transactions;

•	potential conflicts of interest that any of our indirect principal shareholders may have with us in the future;

•	our ability to sustain our brand equity subsequent to Diversey’s name change to “Diversey, Inc.”

•	our ability to successfully execute and complete our restructuring program, including workforce reduction, achievement of cost savings, as well as plant closures and disposition of assets;

•	successful operation of outsourced functions, including information technology and certain financial shared services;

•	general economic and political conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	the vitality of the institutional and industrial cleaning and sanitation market and conditions affecting the industry, including health-related, political, global economic and weather-related;

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill their obligations to us;

i

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	energy costs, the costs of raw materials and other operating expenses;

•	our ability and the ability of our competitors to introduce new products and technical innovations;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	adverse or unfavorable publicity regarding us or our services;

•	the loss of, or changes in, executive management or other key personnel;

•	natural and manmade disasters, including acts of terrorism, hostilities, war, and other such events that cause business interruptions or affect our markets;

•	the costs and effect of a relocation of manufacturing capability from our primary U.S. manufacturing facility; and

•	other factors listed from time to time in reports that we file with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	October 1, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$229,107	$249,713
Restricted cash	23,064	39,654
Accounts receivable, less allowance of $21,681 and $20,645, respectively	586,717	556,720
Accounts receivable – related parties	10,021	21,943
Inventories	283,667	255,989
Deferred income taxes	30,342	30,288
Other current assets	174,635	171,232
Current assets of discontinued operations	60	60

Total current assets	1,337,613	1,325,599
Property, plant and equipment, net	403,556	415,645
Capitalized software, net	48,848	53,298
Goodwill	1,268,346	1,271,032
Other intangibles, net	201,274	220,769
Other assets	152,450	158,045
Noncurrent assets of discontinued operations	—	3,919

Total assets	$3,412,087	$3,448,307

LIABILITIES, CLASS B SHARES AND EQUITY AWARDS SUBJECT TO CONTINGENT REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$46,663	$27,661
Current portion of long-term borrowings	9,596	9,811
Accounts payable	304,539	380,378
Accounts payable – related parties	27,271	35,900
Accrued expenses	478,590	472,735
Current liabilities of discontinued operations	3,846	6,174

Total current liabilities	870,505	932,659

Pension and other post-retirement benefits	250,073	248,414
Long-term borrowings	1,531,000	1,593,697
Deferred income taxes	116,794	101,312
Other liabilities	129,345	144,392
Noncurrent liabilities of discontinued operations	5,000	4,522

Total liabilities	2,902,717	3,024,996
Commitments and contingencies

Class B shares and equity awards subject to contingent redemption	36,388	—
Stockholders’ equity:

Class A common stock - $0.01 par value; 200,000,000 shares authorized; 99,764,706 shares issued and outstanding at October 1, 2010 and December 31, 2009	998	998
Class B common stock - $0.01 par value; 20,000,000 shares authorized; 1,555,971 shares issued and outstanding at October 1, 2010 (subject to contingent redemption) and 0 shares issued and outstanding as of December 31, 2009	—	—
Capital in excess of par value	553,318	549,512
Accumulated deficit	(303,593)	(342,515)
Accumulated other comprehensive income	222,259	215,316

Total stockholders’ equity	472,982	423,311

Total liabilities, class B shares and equity awards subject to contingent redemption and stockholders’ equity	$3,412,087	$3,448,307

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$776,308	$808,231	$2,306,379	$2,293,332
Sales agency fee income	7,264	7,206	19,170	19,271

	783,572	815,437	2,325,549	2,312,603
Cost of sales	455,433	463,015	1,335,090	1,364,905

Gross profit	328,139	352,422	990,459	947,698
Selling, general and administrative expenses	224,705	251,920	728,976	732,776
Research and development expenses	15,572	15,598	48,829	46,591
Restructuring expenses	173	919	(2,347)	8,162

Operating profit	87,689	83,985	215,001	160,169
Other (income) expense:
Interest expense	38,400	34,530	108,308	106,013
Interest income	(630)	(1,242)	(1,511)	(3,760)
Other (income) expense, net	(871)	(765)	2,883	(4,316)

Income from continuing operations before income taxes	50,790	51,462	105,321	62,232
Income tax provision	16,301	20,715	56,209	51,886

Income from continuing operations	34,489	30,747	49,112	10,346
Income (loss) from discontinued operations, net of income taxes of $0, $2, $0 and ($114)	(1,129)	342	(10,190)	(1,055)

Net income	$33,360	$31,089	$38,922	$9,291

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	October 1, 2010	October 2, 2009
	(unaudited)
Cash flows from operating activities:
Net income	$38,922	$9,291
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	70,999	67,658
Amortization of intangibles	13,101	14,361
Amortization of debt issuance costs	11,088	3,672
Accretion of original issue discount	3,218	—
Interest accreted on notes payable	12,469	14,072
Interest accrued on long-term receivables—related parties	—	(2,138)
Deferred income taxes	18,753	16,103
Loss on disposal of discontinued operations	842	713
Loss from divestitures	108	19
Loss on property, plant and equipment disposals	353	173
Compensation costs associated with new stock-based long-term incentive plan	11,075	—
Other	7,478	1,109
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable securitization	—	39,610
Accounts receivable	807	(28,585)
Inventories	(29,439)	(5,939)
Other current assets	(4,629)	(24,663)
Accounts payable and accrued expenses	(59,082)	13,061
Other assets	(2,731)	(31,214)
Other liabilities	(14,572)	(6,527)

Net cash provided by operating activities	78,760	80,776
Cash flows from investing activities:
Capital expenditures	(45,866)	(43,397)
Expenditures for capitalized computer software	(8,690)	(15,591)
Proceeds from property, plant and equipment disposals	2,642	7,681
Acquisitions of businesses and other intangibles	—	(1,612)
Cash from unconsolidated affiliates	598	—
Net costs of divestiture of businesses	(950)	(1,044)

Net cash used in investing activities	(52,266)	(53,963)
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(1,351)	8,999
Repayments of long-term borrowings	(56,382)	(6,958)
Payment of costs for equity redemption and issuance	(961)	—
Proceeds related to new stock-based long-term incentive plan	9,345	—
Payment of debt issuance costs	(4,949)	(2,261)
Dividends paid	(80)	(367)

Net cash used in financing activities	(54,378)	(587)
Effect of exchange rate changes on cash and cash equivalents	7,278	(5,399)

Change in cash and cash equivalents	(20,606)	20,827
Beginning balance	249,713	107,923

Ending balance	$229,107	$128,750

Supplemental cash flows information
Cash paid during the period:
Interest, net	$69,110	$70,236
Income taxes	27,353	22,644

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

1. Description of the Company

Diversey Holdings, Inc., formerly known as JohnsonDiversey Holdings, Inc., (“Holdings” or the “Company”) directly owns all of the shares of Diversey, Inc. (“Diversey”). The one share previously owned by S.C. Johnson & Son, Inc. (“SCJ”) was acquired by the Company on July 20, 2010. The Company is a holding company and its sole business interest is the ownership and control of Diversey and its subsidiaries. Diversey is a leading global marketer and manufacturer of commercial cleaning, hygiene, operational efficiency, appearance enhancing products and equipment and related services and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and skin care. Diversey serves institutional and industrial end-users such as food service providers, lodging establishments, food and beverage processing plants, building service contractors, building managers and property owners, retail outlets, schools and health-care facilities in more than 175 countries worldwide.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of October 1, 2010 and its results of operations for the three and nine months ended October 1, 2010 and cash flows for the nine months ended October 1, 2010 have been included. The results of operations for the three and nine months ended October 1, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Reports on Form 10-K and Forms 10-K/A for the fiscal year ended December 31, 2009 and the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2010. As a public reporting company, the Company evaluates subsequent events through the date the financial statements are issued.

Except where noted, the consolidated financial statements and related notes, excluding the consolidated statements of cash flows, reflect the results of continuing operations excluding the divestiture of DuBois Chemicals (“DuBois”) and the Polymer Business segment (“Polymer Business”) (see Note 6).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Diversey Holdings, Inc., Diversey, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

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

Segment Reporting

The Financial Standards Accounting Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 280, Segment Reporting, defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Segment reclassification and restatement. As a result of the integration of certain of the Company’s equipment business into the Americas segment, revenues, expenses and assets associated with the transfer have been reclassified from Eliminations/Other to the Americas segment effective in the third quarter of 2010. This reclassification is consistent with changes in the Company’s organizational reporting structure, and reflects the chief operating decision maker’s approach to assessing performance and asset allocation. Prior period results have been restated for consistency with this change in structure. See Note 19 for additional information.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

Effective interest method

The Company amortizes the discount and related capitalized debt issuance costs on its loans under the effective interest method, which is based on a schedule of anticipated cash flows over the terms of the various debt instruments. Under this method, periodic amortization changes in relation to changes in expected cash flows. In the third quarter of fiscal 2010, as a result of an early optional principal payment of $50,000 on a portion of the Company’s indebtedness amortization of original issue discounts and capitalized debt issuance costs were accelerated, and the Company’s election to pay cash interest of $13,780 on its New Holdings Senior Notes on May 15, 2011, the Company recognized an increase in amortization of $3,436, recorded as additional interest expense in the consolidated statement of operations.

Consolidated Statements of Cash Flows Adjustment

During the third quarter of 2010, following further analysis of the underlying accounting guidance and consideration of the relationship between the Company and Diversey, the Company concluded that certain adjustments to the Consolidated Statements of Cash Flows were necessary to appropriately reflect non-cash activities relating to the New Stock-Based Long-Term Incentive Plan (the “Plan”) in its Consolidated Statements of Cash Flows for the three and six months ended April 2, 2010 and July 2, 2010, respectively.

Below is a summary of the adjustments relating to the non-cash activities of the Plan the Company intends to reflect in the Consolidated Statements of Cash Flows for the three and six months ended April 2, 2010 and July 2, 2010, respectively, when it presents its quarterly results on Form 10-Q for the first and second quarter of 2011:

	Three Months Ended April 2, 2010			Six Months Ended July 2, 2010
	As Presented	Adjustment	As Restated	As Presented	Adjustment	As Restated
Adjustments to reconcile net income to net cash used in operating activities:
Compensation costs associated with the new stock-based long-term incentive plan	$—	$3,490	$3,490	$—	$7,284	$7,284
Changes to Operating Assets and Liabilities:
Accounts payable and accrued expenses	(80,684)	6,257	(74,427)	(109,707)	6,257	(103,450)
Other Liabilities	(11,896)	14,479	2,583	(8,262)	14,479	6,217
Net cash used in operating activities	(65,187)	24,226	(40,961)	(56,330)	28,020	(28,310)
Cash flows from financing activities:
Proceeds related to new stock-based long-term incentive plan	33,304	(24,226)	9,078	37,487	(28,020)	9,467
Net cash provided by financing activities	$34,587	$(24,226)	$10,361	$25,962	$(28,020)	$(2,058)

3. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended October 1, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to the Company.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

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

Revenue Recognition (ASC Topic 605)

In October 2009, the FASB issued an ASU on its standard on Multiple-Deliverable Revenue Arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, specifically: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. It also eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this guidance at the beginning of the current fiscal quarter and its adoption did not impact the consolidated financial statements.

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

October 1, 2010

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

An agency fee is paid by Unilever to Diversey in exchange for its sales agency services. An additional fee is payable by Unilever to Diversey in the event that conditions for full or partial termination of the Sales Agency Agreement are met. Diversey elected, and Unilever agreed, to partially terminate the Sales Agency Agreement in several territories resulting in payment by Unilever to Diversey of additional fees. In association with the partial terminations, the Company recognized sales agency fee income of $154 and $164 during the three months ended October 1, 2010 and October 2, 2009, respectively; and $463 and $470 during the nine months ended October 1, 2010 and October 2, 2009, respectively.

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

An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the License Agreement are met. The Company elected, and Unilever agreed, to partially terminate the License Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales income of $78 during the three and nine months ended October 1, 2010.

Under the License Agreement, the Company recorded net product and service sales of $30,233 and $35,671 during the three months ended October 1, 2010 and October 2, 2009, respectively; and $91,111 and $99,905 during the nine months ended October 1, 2010 and October 2, 2009, respectively.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

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

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2009, JDI recorded adjustments to closing costs and pension-related settlement charges, reducing the gain by $106 and $19 during the three and nine months ended October 2, 2009, respectively. In fiscal year 2010, the Company recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $7 during the three months ended October 1, 2010, and resulting in a net gain reduction of $108 for the nine months ended October 1, 2010. Additional post-closing adjustments are not anticipated to be significant.

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

DuBois is a North American based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of the Company and a component of the Americas business segment. The sale resulted in a gain of approximately $14,774 ($6,211 after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. The Company reduced the gain by $122 ($116 after tax) and $827 ($704 after tax) of additional one-time costs, pension-related settlement charges partially offset by proceeds from the environmental escrow, for the three and nine months ended October 2, 2009, respectively. During the three and nine months ended October 1, 2010, the Company reduced the gain by $0 ($0 after tax) and $91 ($91 after tax), respectively, as a result of additional one-time costs. Additional post-closing adjustments are not anticipated to be significant.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

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

During the fiscal year ended December 28, 2007, the Company recorded and paid certain pension-related adjustments; adjusted net assets disposed and recorded additional closing costs, reducing the gain by $1,742 ($305 after tax gain). The Company recorded additional closing costs, reducing the gain by $192 ($226 after tax loss), during the fiscal year ended December 31, 2008. During the three and nine months ended October 2, 2009, JDI recorded and refined additional closing costs and pension-related settlement charges reducing the gain by $182 ($190 after tax) and $198 ($207 after tax), respectively. During the three and nine months ended October 1, 2010, the Company recorded and refined additional closing costs and recorded and paid certain pension-related adjustments reducing the gain by $88 ($88 after tax) and $751 ($751 after tax). The Company recorded a loss from discontinued operations, net of tax, relating to the tolling agreement of ($1,041) and $648 during the three months ended October 1, 2010 and October 2, 2009, respectively and ($9,348) and ($144), respectively for the nine months ended October 1, 2010 and October 2, 2009.

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

The total potential for securitization of trade receivables under the Receivables Facility at October 1, 2010 and December 31, 2009 was $50,000. In December 2009, the Receivables Facility was amended to extend the maturity of the program to December 19, 2011.

As of October 1, 2010 and December 31, 2009, JWPRC sold no accounts receivable to the Conduit.

As of October 1, 2010 and December 31, 2009, the Company had a retained interest of $65,683 and $60,048, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

In October 2010, JWPRC gave notice to the Conduit of its intention to terminate the Receivables Facility effective November 2010.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

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

Effective January 1, 2010, the accounting treatment for Diversey’s receivables securitization facilities (see Note 3) required that accounts receivable sold to the Conduit and to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings. Accordingly, as of October 1, 2010, the Company included $ 17,699 in accounts receivable and short-term borrowings on its consolidated balance sheet. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18,703, of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

As of October 1, 2010 and December 31, 2009, the Company had a retained interest of $93,496 and $110,445, respectively, in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

In October 2010, JDER gave notice to the European Conduit of its intention to terminate the European Receivables Facility effective November 2010.

8. Income Taxes

For the fiscal year ending December 31, 2010, the Company is projecting an effective income tax rate on pre-tax income from continuing operations of approximately 64%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 53.4% on pre-tax income from continuing operations for the nine month period ended October 1, 2010. When compared to the estimated annual effective income tax rate, the effective income tax rate for the nine months ended October 1, 2010 is lower primarily due to certain income tax expense (benefit) amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

9. Inventories

The components of inventories are summarized as follows:

	October 1, 2010	December 31, 2009
Raw materials and containers	$56,951	$53,198
Finished goods	226,716	202,791

Total inventories	$283,667	$255,989

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $23,615 and $20,932 on October 1, 2010 and December 31, 2009, respectively.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

10. Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company announced a restructuring program (“November 2005 Plan”), the execution of which is expected to continue through fiscal 2011, with the associated reserves expected to be substantially paid out through our restricted cash balance. The November 2005 Plan has included redesigning the Company’s organizational structure, the closure of a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe and a workforce reduction of approximately 15%.

In connection with the November 2005 Plan, the Company added liabilities of $176 for the involuntary termination of 8 employees during the three months ended October 1, 2010, most of which are associated with the European business segment. During the nine months ended October 1, 2010, the Company reduced liabilities by ($2,281) as certain individuals, formerly expected to be severed, either were retained by the Company or resigned. Most of the reduced liabilities are associated with the European business segment. The Company also reduced other restructuring costs by $3 and $66 during the three and nine months ended October 1, 2010.

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

The activities associated with the November 2005 Plan for the three and nine months ended October 1, 2010 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2009	$46,899	$1,469	$48,368

Restructuring charges and adjustments	(721)	—	(721)
Cash paid [1]	(8,547)	(115)	(8,662)

Liability balances as of April 2, 2010	$37,631	$1,354	$38,985

Liability recorded as restructuring expense, net	(1,736)	(63)	(1,799)
Cash paid [2]	(7,301)	(149)	(7,450)

Liability balances as of July 2, 2010	$28,594	$1,142	$29,736

Liability recorded as restructuring expense, net	176	(3)	173
Cash paid [3]	(2,013)	57	(1,956)

Liability balances as of October 1, 2010	$26,757	$1,196	$27,953

1 Cash paid is increased by $1 due to the effects of foreign exchange.

2 Cash paid is increased by $378 due to the effects of foreign exchange.

3 Cash paid is increased by $68 due to the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $283 and $802 for the three and nine months ended October 1, 2010, respectively. In addition, and in connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of ($10) and $546 for the three and nine months ended October 2, 2009 respectively. The impairment charges are included in selling, general and administrative costs in the consolidated statements of operations.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

Total plan-to-date expense associated with the November 2005 Plan, by reporting segment is summarized as follows:

	Total Plan To-Date	Three Months Ended		Nine Months Ended
		October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Europe	$148,373	$576	$764	$(1,000)	$5,604
Americas	41,466	80	(607)	(537)	422
Greater Asia Pacific	18,650	(199)	520	1	2,324
Other	25,830	(284)	242	(811)	(188)

	$234,319	$173	$919	$(2,347)	$8,162

In December 2009 and December 2008, the Company transferred $27,404 and $49,463, respectively, to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan. The Company utilized a majority of the December 2008 funds during fiscal year 2009, and it expects to utilize a majority of the remaining December 2008 and the December 2009 funds in fiscal years 2010 and 2011. The Company classified the trust balances as restricted cash on its consolidated balance sheets.

11. Exit or Disposal Activities

In June 2010, the Company announced plans to transition certain accounting functions in its corporate center and certain Americas locations to a third party provider. The Company expects to execute the plan between July 2010 and December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to other locations in North America, as well as pursue contract manufacturing for a portion of its product line. The timeline to transition out of Waxdale is expected to extend into fiscal 2013. In connection with these plans, the Company recognized liabilities of $46 and $6,291 for the involuntary termination of employees during the three and nine months ended October 1, 2010 respectively, most of which are associated with the Americas business segment. The related expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

12. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Foreign currency translation (gain)/loss	$(7,269)	$(6,833)	$1,706	$(15,301)
Forward contracts (gain)/loss	7,948	6,328	(767)	11,172
Loss on hyperinflationary country foreign currency translations	29	—	3,934	—
Other, net	(1,579)	(260)	(1,990)	(187)

	$(871)	$(765)	$2,883	$(4,316)

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

13. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and six months ended October 1, 2010 and October 2, 2009 are as follows:

	Defined Pension Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Service cost	$2,380	$3,644	$7,076	$10,432
Interest cost	8,310	8,965	25,270	25,959
Expected return on plan assets	(9,193)	(8,763)	(27,737)	(25,373)
Amortization of net loss	1,762	2,258	4,991	6,592
Amortization of transition obligation	44	60	155	172
Amortization of prior service credit	(613)	(234)	(1,370)	(672)
Curtailments, settlements and special termination benefits	(10,140)	5,144	(5,355)	6,325

Net periodic pension cost (credit)	$(7,450)	$11,074	$3,030	$23,435

	Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Service cost	$326	$431	$979	$1,290
Interest cost	1,157	1,264	3,473	3,786
Amortization of net (gain) loss	(22)	18	(67)	60
Amortization of prior service credit	(51)	(50)	(153)	(151)

Net periodic benefit cost	$1,410	$1,663	$4,232	$4,985

The Company made contributions to its defined benefit pension plans of $9,258 and $8,900 during the three months ended October 1, 2010 and October 2, 2009, respectively; and $22,701 and $34,659 during the nine months ended October 1, 2010 and October 2, 2009, respectively.

In September 2010, the Company recognized a curtailment gain of $11,348 relating to the announced freezing of its pension plan in The Netherlands. The company recorded this gain in selling, general, and administrative expenses in the consolidated statement of operations.

In June 2010, the Company recognized a settlement of defined benefits to former U.S. employees resulting in a related loss of $3,974. The Company recorded $1,996 of this loss as a component of discontinued operations, and $1,978 in selling, general and administrative expenses in the consolidated statement of operations. In September 2010, the Company recognized an additional loss of $1,080. The Company recorded $682 of this loss as a component of discontinued operations, and $398 in selling, general, and administrative expenses in the consolidated statement of operations.

In June 2010, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $571. In September 2010, the Company recognized an additional loss of $128. The Company recorded these losses in selling, general and administrative expenses in the consolidated statement of operations.

In June 2010, the Company recognized a curtailment of defined benefits to former Ireland employees resulting in a related loss of $241. The Company recorded this loss in selling, general and administrative expenses in the consolidated statement of operations.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

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

In June 2009, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $1,181. In September 2009, the Company recognized an additional loss of $526. The Company recorded these losses in selling, general, and administrative expenses in the consolidated statement of operations.

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

At October 1, 2010, the Company held 21 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with an aggregate notional amount of $168,853. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. The Company records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were $7,948 and ($767) during the three and nine months ended October 1, 2010, respectively.

As of October 1, 2010, the Company held 155 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with an aggregate notional amount of $46,895. The maximum length of time over which the Company typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized loss on cash flow hedging instruments of $108 was included in accumulated other comprehensive income, net of tax, at October 1, 2010. There was no ineffectiveness related to cash flow hedging instruments during the nine months ended October 1, 2010. Unrealized gains and losses existing at October 1, 2010, which are expected to be reclassified into the consolidated statements of operations from accumulated other comprehensive income during the next year, are not expected to be significant.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

At October 1, 2010 the location and fair value amounts of derivative instruments is as follows:

	Asset Derivatives		Liability Derivatives
	October 1, 2010		October 1, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$886	Accrued expenses	$1,064

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	236	Accrued expenses	2,474

Total Derivatives		$1,122		$3,538

The amounts of (gain) loss recognized in accumulated Other Comprehensive Income (“OCI”) at October 1, 2010, and the amounts reclassified into income from accumulated OCI for the three and nine months ended October 1, 2010 were as follows:

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives with cash flow hedging relationships	Nine months ended October 1, 2010	Location of (gain) loss reclassified from accumulated OCI into income	Three Months Ended October 1, 2010	Nine months ended October 1, 2010
Foreign currency forward contracts	$178	Other (income) expense, net	$168	$533

15. Fair Value Measurements of Financial Instruments

Financial instruments measured at fair value on a recurring basis were as follows:

	Balance at October 1, 2010	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$1,122	$—	$1,122	$—

Liabilities:
Foreign currency forward contracts	$3,538	$—	$3,538	$—

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

16. Comprehensive Income (Loss)

Comprehensive income (loss) for three and nine months ended October 1, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
Net income	$33,360	$31,089	$38,922	$9,291
Foreign currency translation adjustments	93,973	43,972	17,755	65,967
Adjustments to pension and post-retirement liabilities, net of tax	(7,971)	4,069	(10,900)	8,874
Unrealized gains (losses) on derivatives, net of tax	132	1,102	88	565

Total comprehensive income	$119,494	$80,232	$45,865	$84,697

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

During the nine months ended October 1, 2010, under terms of the approved SIP, participants were granted 2,982,002 Deferred Share Units (“DSUs”) and 7,879,381 matching options, which represent rights to Shares in the future subject to the satisfaction of service and performance conditions. The DSUs include 1,447,890 units related to the conversion of LTIP awards that have been earned but are not yet vested at adoption of the SIP. The conversion resulted in the reclassification of $14,479 from other liabilities to Class B shares subject to contingent redemption, as these awards are expected to be settled in equity rather than in cash. The DSUs have a grant-date fair value of $10 per share and the matching options have an exercise price of between $10 and $12.35 per share, with a contractual term of ten years. The DSUs and matching options are subject to vesting periods of one to two years and three to four years, respectively.

Also during the nine months ended October 1, 2010, pursuant to the conditions of the SIP, the Company completed an equity offering resulting in the issuance of 1,448,471 Shares at $10 per share, and 2,850,925 matching options to purchase Shares pursuant to a matching formula, at an exercise price of between $10 and $12.35 per share, with a contractual term of ten years. The matching options are subject to a vesting period of four years.

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

The following weighted-average assumptions were used in calculating the fair value of SIP matching options for each award, as of the date of grant:

Expected term of option (in years)	5.00
Expected volatility factor	34.51%
Expected dividend yield	0.00%
Risk-free interest rate	2.37%

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

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

The summary of stock option activity during the first nine months of 2010 is presented below:

	Number of Options	Exercise Price per Option [1]	Remaining Contractual Term [1] (in years)	Aggregate Intrinsic Value
Outstanding at beginning of the period	—	$—
Granted ²	10,730,306	10.00
Exercised	—	—
Forfeited or expired	—	—

Outstanding at end of period	10,730,306	$10.00	—	$27,874

Exercisable at end of period		N/A	N/A	N/A

1 Weighted-average

2 An additional 10,617 options were granted during the third quarter of 2010, at an exercise price of $12.35 per share.

The weighted-average grant-date fair value of options granted was $3.43.

At October 1, 2010, there was $29,057 of unrecognized compensation cost related to DSUs and non-vested option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of five years.

The SIP expense was $3,703 and $10,820 for the three and nine months ended October 1, 2010, and is recorded as part of selling, general and administrative expenses in the consolidated statement of operations.

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

In February 2010, the Company adopted a Director Stock Incentive Plan (“DIP”), which provides for the sale of Shares to certain non-employee directors of the Company, as well as the grant to these individuals of DSUs in lieu of receiving cash compensation for their services as a member of the Company’s Board of Directors. In the first nine months of 2010, pursuant to the DIP, the Company completed an equity offering of 85,000 Shares at $10 per share, and 29,167 shares at $12 per share, to certain directors. Pursuant to the DIP, participating directors were granted 50,000 DSUs, which represent rights to Shares in the first quarter of 2011, subject to the satisfaction of certain conditions at an acquisition price of $10 per share, and 8,229 DSUs at $12 per share. In September 2010, Holdings purchased back 10,000 shares at $12.35 per share and 12,500 DSUs were forfeited following the departure of a director.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

At October 1, 2010, the Company’s mezzanine equity consisted of $14,479 related to DSUs associated with the conversion of the LTIP, $6,284 related to DSUs that were earned during the first nine months, $14,525 related to the SIP equity offering and $1,100 related to the DIP equity offering.

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

In September 2010, the Company conditionally pledged $6,000 to a charitable organization near its Sturtevant, Wisconsin headquarters. The Company expects to expense the amount committed during the fourth quarter of 2010, following satisfaction of certain conditions.

The Company maintains environmental reserves for remediation, monitoring, assessment and other expenses at one of its domestic facilities. While the ultimate exposure at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position, results of operations or cash flows.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination, including the potential to recover some of these costs from Unilever under the terms of the DiverseyLever purchase agreement. As of October 1, 2010, the Company maintained related reserves of $10,200 on a discounted basis (using country specific rates ranging from 7.6% to 21.7%) and $13,200 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

19. Segment Information

In accordance with the new operating segments as described in Note 2, business segment information is summarized as follows:

	Three Months Ended October 1, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$407,288	$231,450	$151,719	$(6,885)	$783,572
Operating profit	55,720	22,169	11,024	(1,224)	87,689
Depreciation and amortization	11,484	5,971	3,844	8,611	29,910
Interest expense	12,119	4,457	537	21,287	38,400
Interest income	335	686	157	(548)	630
Total assets	1,960,322	599,407	552,818	299,540	3,412,087
Goodwill	782,981	210,707	208,527	66,131	1,268,346
Capital expenditures, including capitalized computer software	5,817	4,457	3,398	4,670	18,342
Long-lived assets [2]	1,034,057	305,696	288,896	304,357	1,933,006

	Three Months Ended October 2, 2009
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$447,413	$232,861	$140,229	$(5,066)	$815,437
Operating profit	53,071	30,714	8,895	(8,695)	83,985
Depreciation and amortization	11,665	5,357	3,858	7,351	28,231
Interest expense	14,441	3,804	427	15,858	34,530
Interest income	1,110	420	79	(367)	1,242
Total assets	1,981,178	564,322	499,948	305,254	3,350,702
Goodwill	810,507	204,800	193,671	66,956	1,275,934
Capital expenditures, including capitalized computer software	7,007	4,607	3,370	4,872	19,856
Long-lived assets [2]	1,086,757	298,774	270,885	316,681	1,973,097

1 Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.

2 Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2010

(Unaudited)

	Nine Months Ended October 1, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$1,222,886	$690,678	$432,033	$(20,048)	$2,325,549
Operating profit	138,475	66,817	27,697	(17,988)	215,001
Depreciation and amortization	33,536	17,698	11,272	21,594	84,100
Interest expense	33,552	13,346	1,658	59,752	108,308
Interest income	1,053	1,647	439	(1,628)	1,511
Total assets	1,960,322	599,407	552,818	299,540	3,412,087
Goodwill	782,981	210,707	208,527	66,131	1,268,346
Capital expenditures, including capitalized computer software	17,790	14,218	9,508	13,040	54,556
Long-lived assets [2]	1,034,057	305,696	288,896	304,357	1,933,006

	Nine Months Ended October 2, 2009
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$1,251,801	$681,601	$393,175	$(13,974)	$2,312,603
Operating profit	103,708	60,433	13,733	(17,705)	160,169
Depreciation and amortization	33,728	15,799	11,356	21,136	82,019
Interest expense	41,402	11,554	1,330	51,727	106,013
Interest income	3,832	1,205	203	(1,480)	3,760
Total assets	1,981,178	564,322	499,948	305,254	3,350,702
Goodwill	810,507	204,800	193,671	66,956	1,275,934
Capital expenditures, including capitalized computer software	20,025	14,071	7,757	17,135	58,988
Long-lived assets [2]	1,086,757	298,774	270,885	316,681	1,973,097

1 Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.

2 Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of Diversey Holdings, Inc. and its consolidated subsidiaries since December 31, 2009. This discussion should be read in conjunction with our consolidated financial statements as of, and for the three months and nine months ended October 1, 2010, our Annual Reports on Form 10-K and Form 10-K/A for the year ended December 31, 2009, our Current Report on Form 8-K as filed with the SEC on May 27, 2010, and the section entitled “Forward-Looking Statements” immediately preceding Part I of this report.

We operate our business through Diversey and its subsidiaries. We are an environmentally responsible, leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products and equipment and related services for the institutional and industrial cleaning and sanitation market. We have net product and service sales (“net sales”) in more than 175 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Western Europe, North America and Japan, with an increasing presence in the emerging markets of Asia Pacific, Latin America, Africa and Eastern Europe.

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

As indicated in the following table, after excluding the impact of foreign currency exchange rates, our net sales decreased by 2.1% and 0.9% for the three and nine months ended October 1, 2010, respectively, compared to the three months and nine months ended October 2, 2009.

	Three Months Ended			Nine Months Ended
(dollars in millions)	October 1, 2010	October 2, 2009	Change	October 1, 2010	October 2, 2009	Change
Net sales	$783.6	$815.4	-3.9%	$2,325.6	$2,312.6	0.6%

Variance due to foreign currency exchange		(15.4)			34.6

	$783.6	$800.0	-2.1%	$2,325.6	$2,347.2	-0.9%

The decrease for the quarter was driven by the impact of H1N1 virus related sales in the comparable prior quarter. Excluding the impact of H1N1 virus related volume, the Company’s net sales for the quarter were effectively flat. We continued to experience challenging economic conditions in the developed markets of Western Europe, North America and Japan, where depressed customer demand continued to pressure sales. Our consistent application of successful pricing strategies, improved customer contract compliance and customer acquisitions have helped offset the adverse impact of decreased consumption of our products. In particular, emerging markets across the world and global equipment sales have demonstrated consistent growth trends since the beginning of fiscal 2010. We continue to believe that our differentiated value proposition, complemented by our diversified customer base, has allowed us to effectively execute our sales strategies and should help mitigate continued market uncertainty.

As indicated in the following table, the Company’s gross profit percentage declined for the third quarter of 2010 compared to the third quarter of 2009.

Gross Margin on Net Sales Three Months Ended		Gross Margin on Net Sales Nine Months Ended
October 1, 2010	October 2, 2009	October 1, 2010	October 2, 2009
41.9%	43.2%	42.6%	41.0%

During the quarter, the Company experienced a 130 basis point decline in margin as compared to last year, which was driven by volume and product mix changes, including the decrease in higher margin H1N1 virus related sales. For the first nine months of this year compared to prior year, the Company’s margin improved by 160 basis points, despite the difficult economic conditions, largely the result of continued implementation of price increases and reductions in certain raw material costs and successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. We expect to leverage our process improvements to mitigate current and expected inflationary pressures.

As of October 1, 2010, we were in compliance with the financial covenants under the credit agreement for our new senior secured credit facilities and indentures. We believe that our cash flows from continuing operations, together with available cash on hand, and borrowings available under our new senior secured credit facilities will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. From time to time, the company has considered and may in the future pursue debt or other financing alternatives, depending on market conditions and other factors. We believe that the global economy is still recovering from the economic crisis and recession. We are not able to predict whether market conditions will continue to improve or deteriorate, or how long such changes will last or they will affect our business or our customers’ businesses going forward.

During the third quarter of 2010, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. Key activities during this quarter included the continued transition to a new organizational model in our Europe region, and the continued progress on various supply chain optimization projects to improve capacity utilization and efficiency. Our November 2005 restructuring program activity is expected to continue through fiscal 2011, with the associated reserves expected to be paid out through our restricted cash balance.

In conjunction with its ongoing operational efficiency efforts, the Company announced plans to transition certain accounting functions in its corporate center and North America location to a third party provider. The Company commenced the plan and expects to complete execution by December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to its other locations in North America, as well as to pursue contract manufacturing for a portion of its product line. The timeline to transition out of Waxdale is not certain, but is expected to be largely completed during the first semester of fiscal 2012.

Critical Accounting Policies and Estimates

As discussed in Note 3 to the consolidated financial statements in Part I, Item I, in June 2009, the FASB issued new guidance under ASC Topic 860, Transfers and Servicing, which changed the requirements for derecognizing financial assets. As a result of this amendment to U.S. GAAP, effective at the beginning of fiscal year 2010, the Company restored the securitized accounts receivable in its balance sheet and recognized related short-term borrowings. See Note 7 for additional information.

There have been no other material changes to the Company’s critical accounting policies as described in its Annual Report on Form 10-K and Forms 10-K/A for the year ended December 31, 2009.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Part I, Item I of this report.

Three Months Ended October 1, 2010 Compared to Three Months Ended October 2, 2009

Net Sales:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage

Net product and service sales	$776.3	$808.2	$(31.9)	-3.9%
Sales agency fee income	7.3	7.2	0.1	0.8%

	783.6	815.4	(31.8)	-3.9%
Variance due to foreign currency exchange	—	(15.4)	15.4

	$783.6	$800.0	$(16.4)	-2.1%

•

The comparability of net sales reported in the two periods is affected by the impact of foreign exchange rate movements. As measured against prior year’s results, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $15.4 million decline in net sales in the third quarter of 2010.

•

Excluding the impact of foreign currency exchange rates, net sales decreased by 2.1%. The decrease for the quarter was driven by the impact of H1N1 virus related sales in the comparable prior quarter. Excluding the impact of H1N1 virus related volume, the Company’s net sales for the quarter were effectively flat. We continued to experience challenging economic conditions in the developed markets of Western Europe, North America and Japan, where depressed customer demand continued to pressure sales. Our consistent application of successful pricing strategies, improved customer contract compliance and customer acquisitions have helped offset the adverse impact of decreased consumption of our products. In particular, emerging markets across the world and global equipment sales have demonstrated consistent growth trends since the beginning of fiscal 2010. We continue to believe that our differentiated value proposition, complemented by our diversified customer base, has allowed us to effectively execute our sales strategies and should help mitigate continued market uncertainty. The following is a review of the sales performance for each of our regions:

•

In our Europe, Middle East and Africa markets, net sales decreased by 3.0% in the third quarter of 2010 versus the same period last year. The decrease is substantially due to the impact of H1N1 virus related sales in the comparable prior period, which resulted in lower volumes in Western Europe across multiple customer sectors. These volume challenges were offset by continued favorable increases in emerging markets and in equipment sales. We will continue to pursue the successful execution of our sales strategies to mitigate the economic challenges in the region.

•

In our Americas region, net sales decreased by 2.3% in the third quarter of 2010 versus the same period last year. The decline was driven by the impact of H1N1 virus related sales in the comparable prior period in the U.S. and Canada, downward pressure from the government and education sector due to budgetary constraints in the U.S., and the strategic exit from lower margin commodity sales in our food and beverage sector, offset by continued sales growth in our key emerging markets in the region. We expect a continued trend of consumption growth in emerging markets and will continue to pursue effective sales strategies to address the ongoing softness and economic uncertainty in many sectors of the U.S. and Canada marketplaces.

•

In our Greater Asia Pacific region, net sales improved by 0.9% in the third quarter of 2010 versus the same period last year. Growth in this region continues to be led by India and China, which experienced strong volume improvements across sectors and whose expanding economies reflect strengthening customer demand. In these markets, we experienced sales growth in the food and beverage sector due to customer acquisitions, while favorable occupancy rates helped sustain growth in the lodging sector. Equipment sales across various customer sectors continue to show favorable increases. Our growth trends in emerging markets are offset by volume decreases in Japan, consistent with certain other developed markets and the strategic shift away from commodity-based sales in our Japanese food and beverage sector and reductions in beverage consumption patterns. The region expects continued sales growth as general economic recovery and customer demand is restored and as we continue our focus on key customer acquisitions and emerging markets.

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

Gross Profit:

Our gross profit and gross profit percentages for the three months ended October 1, 2010 and October 2, 2009 were as follows:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Gross Profit	$328.1	$352.4	$(24.3)	-6.9%

Gross profit as a percentage of net sales:	41.9%	43.2%

•

The comparability of gross profit between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in an $8.1 million decline in gross profit.

•	Our gross profit percentage declined by 130 basis points in the third quarter of 2010 compared to the third quarter of 2009.

•

The 130 basis point decline in margin was driven by volume and product mix changes, including the decrease in higher margin H1N1 virus related sales. The adverse effect of volume and product mix was partially offset by our continued implementation of price increases. Effective actions helping to mitigate inflation in the quarter included more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability. We expect to leverage our process improvements to manage current and expected inflationary pressures.

Operating Expenses:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Selling, general and administrative expenses	$224.7	$251.9	$(27.2)	-10.8%
Research and development expenses	$15.6	15.6	$(0.0)	0.0%
Restructuring expenses (credits)	$0.2	0.9	$(0.7)	-81.2%

	$240.5	268.4	$(27.9)	-10.4%

As a percentage of net sales:
Selling, general and administrative expenses	28.7%	30.9%
Research and development expenses	2.0%	1.9%
Restructuring expenses (credits)	0.0%	0.1%

	30.7%	32.9%

Operating expenses. The comparability of operating expenses between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $4.9 million decline in operating expenses.

•

Selling, general and administrative expenses. Included in selling, general and administrative expenses are period costs associated with the November 2005 Plan in the amounts of $3.6 million and $9.7 million for the third quarter of 2010 and 2009, respectively.

•

Selling, general and administrative expenses as a percentage of net sales were 28.7% for the third quarter of 2010 and 30.9% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative expenses decreased by $22.9 million during the third quarter of 2010 compared to the same period in the prior year. This decrease is partially due to a net reduction in expenses arising from: (a) the recognition of pension related net curtailment and settlement gains, (b) lower period costs associated with the November 2005 Plan, offset by (c) increased environmental reserves. In addition, the Company has realized benefits from the continuing implementation of its restructuring program and expense control management.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased by $0.7 million during the third quarter of 2010 compared to the same period in the prior year.

•

Restructuring expenses. Restructuring expenses decreased by $0.8 million during the third quarter of 2010 compared to the same period in the prior year, primarily due to the winding down of restructuring efforts and adjustments of previously recorded restructuring reserves.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the quarters ended October 1, 2010 and October 2, 2009, and since inception of the program in November 2005, is outlined below:

	Three Months Ended		Total Project to Date October 1, 2010
(dollars in millions)	October 1, 2010	October 2, 2009
Reserve balance at beginning of period	$29.7	$45.4	$—
Restructuring expenses (credits)	0.2	0.9	234.7
Payments of accrued costs	(2.0)	(15.4)	(206.8)

Reserve balance at end of period	$27.9	$30.9	$27.9

Period costs classified as selling, general and administrative expenses	3.6	9.7	312.6
Period costs classified as cost of sales	0.3	0.1	7.0
Capital expenditures	2.8	1.9	90.6

•

During the third quarter of 2010 and 2009, we recorded $0.2 million and $0.9 million, respectively, of restructuring costs related to our November 2005 Plan, consisting primarily of involuntary termination costs. Our November 2005 restructuring program activity is expected to continue through fiscal 2011.

•

Period costs of $3.6 million and $9.7 million for 2010 and 2009, respectively, included in selling, general and administrative expenses and $0.3 million and $0.1 million for 2010 and 2009, respectively, included in cost of sales pertained to: (a) $1.4 million in 2010 ($6.2 million in 2009) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $0.6 million in 2010 ($0.1 million in 2009) related to asset impairments, (c) $0.3 million in 2010 ($1.7 million in 2009) for value chain and cost savings projects, (d) $0.2 million in 2010 ($0.4 million in 2009) of facilities related costs, and (e) $1.4 million in 2010 ($1.4 million in 2009) related to various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our Corporate Center as well as the Greater Asia Pacific and Americas business segments.

Non-Operating Results:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Interest expense	$38.4	$34.5	$3.9	11.2%
Interest income	(0.6)	(1.2)	0.6	49.3%

Net interest expense	$37.8	$33.3	$4.5	13.5%

Other income, net	(0.9)	(0.8)	(0.1)	-13.9%

•

Net interest expense increased in the third quarter of 2010 compared to the same period in the prior year primarily due to the recognition of $3.4 million of additional non-cash interest expense, as amortization of discounts and capitalized debt issuance costs were accelerated due to an early optional principal payment made by Diversey on its New Term Loans and the Company’s election to pay cash interest on the New Holdings Senior Notes on May 15, 2011.

Income Taxes:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Income from continuing operations	$50.8	$51.5	$(0.7)	-1.3%
Provision for income taxes	16.3	20.7	(4.4)	-21.3%

Effective income tax rate	32.1%	40.3%

•

For the fiscal year ending December 31, 2010, we are projecting an effective income tax rate of approximately 64% on pre-tax income from continuing operations. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 32.1% on the pre-tax income from continuing operations for the third quarter ended October 1, 2010. When compared to the estimated annual effective income tax rate, the effective income tax rate for the fiscal quarter ended October 1, 2010 is lower primarily due to certain income tax expense (benefit) amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

•

We reported an effective income tax rate of 40.3% on the pre-tax income from continuing operations for the third quarter ended October 2, 2009. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Three Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Income (loss) from discontinued operations	$(1.1)	$0.3	(1.4)	-476.3%
Provision for (benefit from) income taxes	—	—	—	—

Income (loss) from discontinued operations, net of taxes	$(1.1)	$0.3	(1.4)	-476.3%

The loss from discontinued operations during the three months ended October 1, 2010 includes $0.1 million in after-tax additional closing costs and certain pension-related adjustments ($0.2 million after-tax costs in 2009) related to the divestiture of Polymer business and $1.0 million after-tax loss related to the Polymer tolling agreement ($0.6 million after-tax gain in 2009). The amount of loss from discontinued operations in the third quarter of 2009 also includes after-tax additional one-time costs associated with the Dubois divestiture.

Net income:

Our net income of $33.3 million for the third quarter of 2010 represents an improvement of $2.2 million from the third quarter of 2009. Excluding the negative impact of foreign currency exchange of $2.4 million, our net income increased by $4.6 million. The increase in net income is primarily due to lower operating expenses in the current quarter compared to the same quarter last year.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended October 1, 2010 and October 2, 2009.

	Three Months Ended
(dollars in millions)	October 1, 2010	October 2, 2009
Net cash provided by operating activities	$135.1	$170.4
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	(53.0)	(92.4)
Changes in deferred income taxes	(1.3)	(3.9)
Depreciation and amortization expense	(29.9)	(28.2)
Amortization of debt issuance costs	(5.4)	(1.3)
Accretion of original issue discount	(1.7)	—
Interest accreted on notes payable	—	(11.7)
Interest accrued on long-term receivables-related parties	—	0.7
Compensation costs associated with new stock-based long-term incentive plan	(11.1)	—
Other, net	0.6	(2.5)

Net income	33.3	31.1

Provision for income taxes	16.3	20.7
Interest expense, net	37.8	33.3
Depreciation and amortization expense	29.9	28.2

	$117.3	$113.3

EBITDA, net of foreign currency impact, improved by $7.2 million for the third quarter ended October 1, 2010 compared to the same period in the prior year. This was primarily due to increased operating profit arising from lower operating expenses.

Diversey Credit Agreement EBITDA. For the purpose of calculating compliance with Diversey’s financial covenants, the credit agreement for Diversey’s New Senior Secured Credit Facility (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires Diversey to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$117.3
Restructuring related costs	2.4
Acquisition and divestiture adjustments	1.1
Non-cash and other items, net	4.1
Compensation adjustment	5.1

Credit Agreement EBITDA	$130.0

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

Borrowings under Diversey’s New Senior Secured Credit Facility are a key source of our liquidity. Our ability to borrow under Diversey’s New Senior Secured Credit Facility depends upon, among other things, compliance with certain representations, warranties and covenants under the credit agreement for Diversey’s New Senior Secured Credit Facility. The financial covenants in Diversey’s New Senior Secured Credit Facility include a specified debt to Diversey Credit Agreement EBITDA leverage ratio and a specified Diversey Credit Agreement EBITDA to interest expense coverage ratio for specified periods.

Nine Months Ended October 1, 2010 Compared to Nine Months Ended October 2, 2009

Net Sales:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Net product and service sales	$2,306.4	$2,293.3	$13.1	0.6%
Sales agency fee income	19.2	19.3	(0.1)	-0.5%

	2,325.6	2,312.6	13.0	0.6%
Variance due to foreign currency exchange	—	34.6	(34.6)

	$2,325.6	$2,347.2	$(21.6)	-0.9%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against certain foreign currencies resulted in a $34.6 million increase in net sales.

•

Excluding the impact of foreign currency exchange rates, net sales decreased by 0.9 primarily a result of the impact of H1N1 related sales in the prior year and the continuing challenging global economic conditions. The depressed conditions in the developed markets are partially offset by the strong growth we are experiencing in emerging markets. The following is a review of the sales performance for each of our segments:

•

In our Europe, Middle East and Africa markets, net sales decreased by 1.3% during the nine months ended October 1, 2010 compared to the same period in the prior year. The decrease was substantially driven by the impact of H1N1 virus related sales in the prior period. We continue to experience pressures on sales volume in Western Europe primarily as a result of the stressed economic conditions and lower consumption, partially offset by pricing and new customer acquisitions. We gained sales in emerging markets. Equipment sales grew despite the challenging marketplace. We will continue to pursue the successful execution of our sales strategies to mitigate continuing economic challenges.

•

In our Americas region, net sales decreased by 2.3% during the nine months of 2010 versus the same period last year. The decline was a result of the significant impact of H1N1 virus related sales in the prior period in the U.S. and Canada, decreased consumption in the government and education sector due to their budgetary constraints and the voluntary exit from underperforming applications in the food and beverage sector. We continue to experience growth in our key emerging markets. We expect a continued trend of consumption growth in emerging markets and will continue to pursue effective sales strategies to address the ongoing softness and economic uncertainties in many sectors of the U.S. and Canada marketplaces.

•

In our Greater Asia Pacific region, net sales increased by 2.5% during the nine months of 2010 versus the same period last year. This increase is mainly due to strong volume improvements across sectors in our emerging markets, in particular, India and China. We experienced sales growth in the food and beverage sector due to customer acquisitions. This region also delivered growth in the lodging sector, related to improved occupancy rates, as well as continuing improvement in equipment sales across various customer sectors. Our growth trends in emerging markets are offset by volume decreases in Japan, consistent with certain other developed markets during this period. The region expects sales growth as economic recovery and customer demand is restored and as we continue our focus on key customer acquisitions and emerging markets.

•

Sales Agency Fee and License Agreement. As explained in Note 4 to our consolidated financial statements, the Company entered into an Umbrella Agreement with Unilever consisting of a new sales agency (“Sales Agency Agreement”) and License Agreement, which became effective January 1, 2008, and unless otherwise terminated or extended, will expire on December 31, 2017.

The amounts of Sales Agency Fees and License Agreement revenues earned under these agreements are reported in the preceding tables.

Gross Profit:

Our gross profit percentages for the nine months ended October 1, 2010 and October 2, 2009 were as follows:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Gross Profit	$990.5	$947.7	$42.8	4.5%

Gross profit as a percentage of net sales:	42.6%	41.0%

•

The comparability of gross profit between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against certain foreign currencies resulted in a $9.7 million increase in gross profit.

•	Our gross profit percentage increased by 160 basis points for the nine months of 2010 compared to the same period in the prior year.

•

The 160 basis point improvement in margin was largely the result of continued successful implementation of price increases, and reduction in certain raw material costs. In addition, margins were enhanced through continuing successful implementation of our restructuring program along with structural improvements built in to our global sourcing activities. This includes more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability.

Operating Expenses:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Selling, general and administrative expenses	$729.0	$732.8	$(3.8)	-0.5%
Research and development expenses	48.8	46.6	2.2	4.8%
Restructuring expenses (credits)	(2.3)	8.2	(10.5)	-128.8%

	$775.5	$787.6	$(12.1)	-1.5%

As a percentage of net sales:
Selling, general and administrative expenses	31.3%	31.7%
Research and development expenses	2.1%	2.0%
Restructuring expenses (credits)	-0.1%	0.4%

	33.3%	34.1%

Operating expenses. The comparability of operating expenses between the two periods is significantly affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against certain foreign currencies resulted in a $10.4 million increase in operating expenses.

•

Selling, general and administrative expenses. Included in selling, general and administrative expenses are period costs associated with the November 2005 Plan, in the amounts of $10.3 million and $22.5 million for the first nine months of 2010 and 2009, respectively.

Selling, general and administrative expenses as a percentage of net sales were 31.3% for the nine months ended October 1, 2010 compared to 31.7% for the same period in the prior year. Excluding the impact of foreign currency, selling, general and administrative costs decreased $14.8 million during the nine months ended October 1, 2010, compared to the same period in the prior year. This decrease is substantially due to a net reduction in expenses arising from: (a) the recognition of pension related net settlement and curtailment gains, (b) lower period costs associated with the November 2005 Plan , offset by (c) employee termination costs related to the Company’s decision to move certain accounting functions to a third party provider and relocate its Waxdale manufacturing capability, and (d) increased environmental reserves.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased by $2.8 million during the first nine months of 2010 compared to the same period in the prior year, the majority of which is related to the addition of engineering resources.

•

Restructuring expenses (credits). Excluding the impact of foreign currency, restructuring expenses decreased by $10.5 million during the first nine months of 2010 compared to the same period in the prior year, primarily due to the winding down of restructuring efforts and adjustments of previously recorded restructuring reserves.

Restructuring and Integration:

A summary of all costs associated with the November 2005 Plan for the nine months ended October 1, 2010 and October 2, 2009, and since inception of the program in November 2005, is outlined below:

	Nine Months Ended		Total Project to Date
(dollars in millions)	October 1, 2010	October 2, 2009	October 1, 2010
Reserve balance at beginning of period	$48.4	$60.1	$—
Restructuring expenses (credits)	(2.3)	8.2	234.7
Payments of accrued costs	(18.2)	(37.4)	(206.8)

Reserve balance at end of period	$27.9	$30.9	$27.9

Period costs classified as selling, general and administrative expenses	10.3	22.5	312.6
Period costs classified as cost of sales	0.8	0.8	7.0
Capital expenditures	5.0	13.4	90.6

•

During the first nine months of 2010 and 2009, we recorded $(2.3) million and $8.2 million, respectively, of restructuring costs related to our November 2005 Plan. Costs for the first nine months of both 2010 and 2009 consist primarily of involuntary termination costs. Our November 2005 restructuring program activity is expected to continue through fiscal 2011.

•

Period costs of $10.3 and $22.5 million for 2010 and 2009, respectively, included in selling, general and administrative expenses and $0.8 million and $0.8 million for 2010 and 2009, respectively, included in cost of sales pertained to: (a) $4.7 million in 2010 ($15.9 million in 2009) for personnel related costs of employees and consultative resources associated with restructuring initiatives, (b) $1.6 million in 2010 ($1.4 million in 2009) related to asset impairments, (c) $1.5 million in 2010 ($3.8 million in 2009) for value chain and cost savings projects, (d) $0.5 million of facilities related costs in 2010 ($1.5 million gain on sale of a manufacturing facility in Europe net of other facilities related costs in 2009), and (e) $2.8 million in 2010 ($3.7 million in 2009) related to various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our Corporate Center as well as the Greater Asia Pacific and North American business segments.

Non-Operating Results:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Interest expense	$108.3	$106.0	$2.3	2.2%
Interest income	(1.5)	(3.8)	2.3	59.8%

Net interest expense	$106.8	$102.2	$4.6	4.5%

Other (income) expense, net	2.9	(4.3)	7.2	166.8%

•

Net interest expense increased during the nine months ended October 1, 2010 compared to the same period in the prior year primarily due to the recognition of $3.4 million of additional non-cash interest expense, as amortization of discounts and capitalized debt issuance costs were accelerated due to an early optional principal payment made by Diversey on its New Term Loans and the Company’s election to pay cash interest on the New Holdings Senior Notes on May 15, 2011.

•

The change in other (income) expense, net, is primarily due to the recognition of $3.9 million in foreign currency loss resulting from our adoption of highly inflationary accounting for our Venezuelan subsidiary and gains on foreign currency positions in 2009.

Income Taxes:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Income from continuing operations	$105.3	$62.2	$43.1	69.2%
Provision for income taxes	56.2	51.9	4.3	8.3%

Effective income tax rate	53.4%	83.4%

•

For the fiscal year ending December 31, 2010, we are projecting an effective income tax rate of approximately 64%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 53.4% on the pre-tax income from continuing operations for the nine months ended October 1, 2010. When compared to the estimated annual effective income tax rate, the effective income tax rate for the nine month period ended October 1, 2010 is lower primarily due to certain income tax expense (benefit) amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

•

We reported an effective income tax rate of 83.4% on the pre-tax income from continuing operations for the nine months ended October 2, 2009. The high effective income tax rate is primarily the result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Discontinued operations:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Income (loss) from discontinued operations	$(10.2)	$(1.2)	$(9.0)	-749.2%
Provision for (benefit from) income taxes	—	(0.1)	0.1	100.0%

Income (loss) from discontinued operations, net of taxes	$(10.2)	$(1.1)	$(9.1)	-826.4%

The loss from discontinued operations during the nine months ended October 1, 2010 includes $0.8 million in after-tax additional closing costs and certain pension-related adjustments ($0.2 million after-tax costs in 2009) related to the divestiture of Polymer business and $9.3 million after-tax loss related to the Polymer tolling agreement ($0.1 million after-tax loss in 2009). The amounts of loss from discontinued operations in the first nine months of 2009 and 2010 also include after-tax one time costs associated with the Dubois divestiture.

Net Income:

Our net income of $38.9 million for the first nine months of 2010 represents an improvement of $29.6 million from the first nine months of 2009. Excluding the negative impact of foreign currency exchange of $3.9 million, our net income increased by $33.5 million. This increase is primarily due to an increase of $33.1 million in gross profit and decrease of $22.5 million in operating expenses offset by $4.5 million increase in net interest expense, $9.1 million in loss from discontinued operations and an increase in other expense. As previously discussed, the increase in gross margin is due to pricing action and a favorable reduction in certain raw material costs. The increase in net interest expense is mainly due to accelerated amortization of discounts and capitalized debt issuance costs.

EBITDA and Diversey Credit Agreement EBITDA:

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the nine months ended October 1, 2010 and October 2, 2009.

	Nine Months Ended
(dollars in millions)	October 1, 2010	October 2, 2009
Net cash used provided by operating activities	$78.8	$80.8
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	109.7	44.2
Changes in deferred income taxes	(18.8)	(16.1)
Depreciation and amortization expense	(84.1)	(82.0)
Amortization of debt issuance costs	(11.1)	(3.7)
Accretion of original issue discount	(3.2)	—
Interest accreted on notes payable	(12.5)	(14.1)
Compensation costs associated with new stock-based long-term incentive plan	(11.1)	—
Interest accrued on long-term receivables-related parties	—	2.1
Other, net	(8.8)	(1.9)

Net income	38.9	9.3

Provision for income taxes	56.2	51.8
Interest expense, net	106.8	102.2
Depreciation and amortization expense	84.1	82.0

	$286.0	$245.3

EBITDA, net of foreign currency impact, increased by $43.8 million for the first nine months of this year compared to the same period in the prior year. This was primarily due to increased gross profit arising from pricing actions, favorable reduction in certain raw material costs and cost savings from successful implementation of our restructuring program.

Diversey Credit Agreement EBITDA. For the purpose of calculating compliance with Diversey’s financial covenants, the credit agreement for Diversey’s New Senior Secured Credit Facility (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires Diversey to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$286.0
Restructuring related costs	4.4
Acquisition and divestiture adjustments	10.2
Non-cash and other items, net	25.7
Compensation adjustment	15.3

Credit Agreement EBITDA	$341.6

Liquidity and Capital Resources

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated statements of cash flows and consolidated balance sheets:

	Nine Months Ended		Change
(dollars in millions)	October 1, 2010	October 2, 2009	Amount	Percentage
Net cash provided by operating activities	$78.8	$80.8	$(2.0)	-2.5%
Net cash used in investing activities	(52.3)	(54.0)	1.7	3.2%
Net cash used in financing activities	(54.4)	(0.6)	(53.8)	NM
Capital expenditures	54.6	59.0	(4.4)	-7.5%

	As of		Change
	October 1, 2010	December 31, 2009	Amount	Percentage
Cash and cash equivalents	$229.1	$249.7	$(20.6)	-8.2%
Working capital*	548.6	418.4	130.2	31.1%
Total debt	1,587.3	1,631.2	(43.9)	-2.7%

*	Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents and decrease in total debt at October 1, 2010 compared to December 31, 2009 resulted primarily from cash generated from operating activities offset by approximately $54.6 million in capital expenditures and $56.4 million in mandatory and optional repayments of long-term borrowings.

•

The decrease in net cash provided by operating activities during the nine months ended October 1, 2010 compared to the prior period was primarily due to the accounting treatment of securitized accounts receivable as an operating activity prior to the adoption of the new provisions of FASB ASC Topic 860, Transfers and Servicing, effective January 1, 2010, offset by an increase in operating income.

•

The increase in net cash used in financing activities during the nine months ended October 1, 2010 compared to the prior period was mainly due to a $50 million optional principal repayment on Diversey’s New Term Loans in September 2010.

•

Working capital increased by $130.2 million during the nine months ended October 1, 2010. This increase resulted primarily from a decrease of $84.5 million in accounts payable, a $27.6 million increase in inventories and an increase of $18.1 million in accounts receivable. We continue to effectively manage our receivable collection programs and have been successful in reducing days outstanding. The increase in accounts receivable was primarily due to the reinstatement of securitized accounts receivable in our balance sheet effective January 1, 2010, upon adoption of the new provisions of FASB ASC Topic 860, Transfers and Servicing. The increase in inventories is a result of seasonally higher inventory levels and variability in customer ordering patterns. The decrease in accounts payable is due to a number of factors, including taking advantage of negotiated discounts with vendors driven by our global strategic sourcing initiative.

Restricted Cash. In December 2009 and December 2008, we transferred $27.4 million and $49.5 million, respectively to the revocable trusts for the settlement of obligations associated with the November 2005 Restructuring Plan. As of October 1, 2010, we had $23.1 million classified as restricted cash in our consolidated balance sheets. The remaining balance will be used to pay for various restructuring actions that will occur over the next 12 to 18 months. We have expanded the period in which these actions will be completed in order to reduce the impact to the Company.

Debt and Contractual Obligations. In connection with the Transactions, we refinanced our debt and entered into new debt agreements:

New Holdings Senior Notes. In connection with the Transactions, on November 24, 2009, Holdings issued $250.0 million initial aggregate principal of its 10.50% senior notes due 2020 (“Holdings Senior Notes”) in a private transaction exempt from the registration requirements of the Securities Act of 1933. The New Holdings Senior Notes bear interest at a rate of 10.50% per annum, compounded semi-annually on each May 15 and November 15. Under the terms of the indenture governing the Holdings Senior Notes, prior to November 15, 2014, Holdings may elect to pay interest on the Holdings Senior Notes in cash or by increasing the principal amount of the Holdings Senior Notes. Thereafter, cash interest will be payable on the Holdings Senior Notes on May 15 and November 15 of each year, commencing on May 15, 2015; provided that cash interest will be payable only to the extent of funds actually available for distribution by the Company to Holdings under applicable law and under any agreement governing the Company’s indebtedness. The Holdings Senior Notes will mature on May 15, 2020. The Holdings Senior Notes are not guaranteed by the Company or any of its subsidiaries. The indenture governing the Holdings Senior Notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

On May 15, 2010, the principal of the Holdings Senior Notes increased by $12.5 million, in lieu of a cash interest payment, to $262.5 million.

On April 26, 2010, Holdings provided notice to the trustee appointed under the indenture as required therein, of its election to pay interest in cash on the Holdings Senior Notes on November 15, 2010. The amount of such cash interest is $13.8 million. Holdings has also elected to pay in cash, the interest of $13.8 million on Holdings Senior Notes due on May 15, 2011. Pursuant to these elections to pay the interest in cash, the Company charged $0.9 million and $1.9 million for the current quarter and for the first nine months of fiscal 2010, respectively, to interest expense, pertaining to accelerated amortizations of original issue discount and capitalized debt issuance costs.

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

Diversey’s New Senior Secured Credit Facility. Diversey, Diversey’s Canadian subsidiary, and one of Diversey’s European subsidiaries, each as a borrower, entered into a new credit agreement, whereby the lenders provided an aggregate principal amount of up to $1.25 billion available in U.S. dollars, euros, Canadian dollars and British pounds.

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

Borrowings under the New Senior Secured Credit Facility bear interest based on LIBOR, EURIBOR, the BA rate or Base Rate (all as defined in the credit agreement to the New Senior Secured Facility), plus an agreed upon margin that adjusts based on the Company’s leverage ratio, and subject to a floor rate. As of October 1, 2010, the U.S. dollar denominated borrowings bear interest at 5.5%, which is LIBOR plus 350 basis points, subject to a minimum LIBOR floor of 2.00%. The Canadian dollar denominated borrowings bear interest at 5.5%, which is the BA rate plus 350 basis points, subject to a minimum BA floor of 2.00%. The euro denominated borrowings bear interest at 6.5%, which is EURIBOR plus 425 basis points, subject to a EURIBOR floor of 2.25%. Interest is generally payable quarterly in arrears.

All obligations under the New Senior Secured Credit Facility are secured by all the assets of Holdings, Diversey and each subsidiary of Diversey (but limited to the extent necessary to avoid materially adverse tax consequences to Diversey and its subsidiaries, taken as a whole, and by restrictions imposed by applicable law).

On September 30, 2010, Diversey made an optional pro rata principal repayment on the New Term Loans in the aggregate principal amount of $50.0 million in addition to the scheduled principal payment on the same day. The pro rata percentages were based on the U.S. dollar equivalent of the euro, Canadian dollar, and U.S. dollar denominated New Term Loans, bringing the total outstanding balance to $902.0 million. Pursuant to the above repayment of $50.0 million during the current quarter, the Company charged $2.5 million to the income statement consisting of accelerated original issue discount amortization of $0.6 million and capitalized debt issuance costs amortization of $1.9 million.

New Diversey Senior Notes. In 2009, Diversey issued $400.0 million aggregate principal amount of 8.25% senior notes due 2019 (“New Senior Notes”). The net proceeds of the offering, after deducting the original issue discount of $3.3 million, but before estimated offering expenses and other debt issuance costs, were approximately $396.7 million.

Diversey pay interest on New Diversey Senior Notes on May 15 and November 15 of each year, beginning on May 15, 2010, the New Diversey Senior Notes will mature on November 15, 2019.

The New Diversey Senior Notes are unsecured and are effectively subordinated to the New Senior Secured Credit Facility to the extent of the value of Diversey’s assets and the assets of Diversey’s subsidiaries that secure such indebtedness. The indenture governing Diversey’s New Senior Notes contains restrictions and limitations that could also significantly impact the ability of Diversey and its restricted subsidiaries to conduct certain aspects of the business.

In connection with the issuance and sale of the New Diversey Senior Notes, Diversey entered into an exchange and registration rights agreement, dated as of November 24, 2009, pursuant to which Diversey agreed to either offer to exchange the New Senior Notes for substantially similar notes that are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the New Senior Notes. In compliance with this agreement, on July 14, 2010, Diversey, upon the declaration of effectiveness by the SEC on July 12, 2010 of Diversey’s registration statement filed on Form S-4, as amended, commenced an exchange offer whereby the notes were exchanged for new notes registered under the Securities Act of 1933 (“New Diversey Senior Notes”). The terms of the New Diversey Senior Notes are substantially identical to the terms of the old notes, except that the New Diversey Senior Notes are registered under the Securities Act and will not be subject to restrictions on transfer or provisions relating to additional interest. The exchange offer was completed on August 11, 2010.

Accounts Receivable Securitization. Due to the adoption of the new guidance under the provisions of FASB ASC Topic 860, Transfers and Servicing, beginning this fiscal year as discussed in Notes 3 and 7 to the consolidated financial statements, the Company accounts for its accounts receivable securitization arrangements as a borrowing.

Diversey and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) in March 2001, as amended, whereby Diversey and each of its participating subsidiaries, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of Diversey. JWPRC was formed for the sole purpose of buying and selling receivables generated by Diversey and certain of its subsidiaries party to the Receivables Facility. JWPRC, in turn, sells an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve.

The total potential for securitization of trade receivables under the Receivables Facility at October 1, 2010 and December 31, 2009 was $50.0 million. In December 2009, the Receivables Facility was amended to extend the maturity of the program to December 19, 2011.

As of October 1, 2010 and December 31, 2009, JWPRC sold no accounts receivable to the Conduit.

As of October 1, 2010 and December 31, 2009, we had a retained interest of $65.7 million and $60.1 million, respectively, in the receivables of JWPRC. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets.

In October 2010, JWPRC gave notice to the Conduit of its intention to terminate the Receivables Facility. The program will be terminated in November 2010.

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

Effective January 1, 2010, the accounting treatment for Diversey’s receivables securitization facilities (see Note 3) required that accounts receivable sold to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings. Accordingly, as of October 1, 2010, the Company included $17.7 million in accounts receivable and short-term borrowings on its consolidated balance sheet. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18.7 million of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

As of October 1, 2010 and December 31, 2009, we had a retained interest of $93.5 million and $110.4 million, respectively, in the receivables of JDER. The retained interest is also included in the accounts receivable balance and is reflected in the consolidated balance sheets.

For the nine months ended October 1, 2010, JDER’s cost of borrowing under the European Receivables Facility was at a weighted average rate of 3.64% per annum.

The net amount of trade receivables at any time outstanding under these and any other securitization facility that we may enter into may not exceed $200.0 million in the aggregate.

In October 2010, JDER gave notice to the European Conduit of its intention to terminate the European Receivables Facility. The program will be terminated in November 2010.

As of October 1, 2010, we had total indebtedness of $1.611 billion, consisting of $262.5 million of New Holdings Senior Notes, $400.0 million of New Diversey Senior Notes, $902.0 million of borrowings under the New Senior Secured Credit Facility, $17.7 million in borrowing under Diversey’s accounts receivable securitization facilities and $29.0 million in other short-term credit lines. In addition, we had $169.8 million in operating lease commitments, $1.8 million in capital lease commitments and $3.7 million committed under letters of credit.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	Diversey’s ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and

•	our capital expenditure requirements, which consist primarily of purchases of equipment.

We believe that the cash flows from continuing operations, together with available cash on hand and borrowings available under Diversey’s New Senior Secured Credit Facility will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. From time to time, the company has considered and may in the future pursue debt or other financing alternatives, depending on market conditions and other factors.

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

Measurement of income tax reserve position. For the fiscal year ending December 31, 2010, we expect to increase income tax reserve liabilities by $4.1 million, resulting in total income tax reserve liabilities of $40.6 million. Total income tax reserve liabilities for which payments are expected in less than one year are $9.9 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current income tax reserve liabilities.

Financial Covenants under Diversey’s Senior Secured Credit Facilities

Under the terms of the credit agreement for the Diversey’s New Senior Secured Credit Facility, Diversey is subject to certain financial covenants. The financial covenants under Diversey’s New Senior Secured Credit Facility require us to meet the following targets and ratios.

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

The maximum leverage ratio we are required to maintain for each period is set forth below:

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

Failure to comply with these financial ratio covenants would result in a default under the credit agreement for Diversey’s New Senior Secured Credit Facility and, absent a waiver or amendment from Diversey’s lenders, would permit the acceleration of all Diversey’s outstanding borrowings under Diversey’s New Senior Secured Credit Facility.

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For the Diversey’s financial covenant period ended on October 1, 2010, Diversey was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the credit agreement for Diversey’s New Senior Secured Credit Facility.

Capital Expenditures. Capital expenditures are limited under the New Senior Secured Credit Facility (with certain exceptions) to $150.0 million per fiscal year. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of October 1, 2010, we were in compliance with the limitation on capital expenditures for fiscal year 2010.

The credit agreement for Diversey’s New Senior Secured Credit Facility contains additional covenants that restricts Diversey’s ability to declare dividends and to redeem and repurchase capital stock. The credit agreement for Diversey’s New Senior Secured Credit Facility also limits Diversey’s ability to incur additional liens, engage in sale-leaseback transactions, incur additional indebtedness and make investments, among other restrictions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes to our market risk since December 31, 2009. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Reports on Form 10-K and Forms 10-K/A for the year ended December 31, 2009.

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended October 1, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIVERSEY HOLDINGS, INC.

Date: November 15, 2010	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

DIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.