Form 10-K
period 2010-12-31
DIVERSEY HOLDINGS, INC.
filed 2011-03-17
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED DECEMBER 31, 2010

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

(262) 631-4001

(Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public trading market for the registrant's common stock. As of March 4, 2011, there were 99,764,706 outstanding shares of the registrant's Class A common stock, $0.01 par value and 1,490,971 outstanding shares of the registrant's Class B common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Unless otherwise indicated, references to the “Company”,"Holdings," "we," "our" and "us" in this report refer to Diversey Holdings, Inc. and its consolidated subsidiaries and references to “Diversey,” refer to Diversey, Inc., a wholly owned subsidiary of the Company.

FORWARD-LOOKING STATEMENTS

We make statements in this annual report on Form 10–K that are not historical facts. These "forward-looking statements" can be identified by the use of terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “anticipate,” “predict,” “project,” “potential,” or the negative of these terms, and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect, and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to execute our business strategies;

•	our ability to fully realize the anticipated benefits of the Transactions described herein under “Item 1. Business;”

•

our substantial indebtedness and our ability to operate in accordance with the terms and conditions of the agreements governing the indebtedness incurred pursuant to the Transactions, including the indebtedness under our senior secured credit facilities, our senior notes and the Holdings senior notes;

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

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill its obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	our ability and the ability of our competitors to maintain service levels, retain and attract customers, and introduce new products and technical innovations;

•	energy costs, the costs of raw materials and other operating expenses;

•	general global economic, political and regulatory conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	our ability to maintain our relationships and commercial arrangements with our key affiliates;

•	the loss of, or changes in, executive management or other key personnel, and other disruptions in operations or increased labor costs;

i

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	adverse or unfavorable publicity regarding us or our services;

•	natural and manmade disasters, including acts of terrorism, hostilities, war and other such events that cause business interruptions or affect our markets;

•	the effect of relocating manufacturing capability from our primary U.S. manufacturing facility;

•	the effect of future acquisitions or divestitures or other corporate transactions; and

•	the factors listed under “Item 1A.Risk Factors” in this annual report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

We operate our business through our sole subsidiary, Diversey, and its subsidiaries. We are an environmentally responsible, leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products, and equipment and related services for the institutional and industrial cleaning and sanitation market, which we operate under the name “Diversey.”

Through Diversey and its subsidiaries, we sell our products in more than 175 countries through our direct sales force, wholesalers and third-party distributors. Our sales are balanced geographically, with our principal markets being Europe and North America with a strong presence in Japan and an increasing presence in the emerging markets of Asia Pacific and Latin America. For the year ended December 31, 2010, we had net sales of $3.127 billion, of which 52.0% were from our Europe segment and 29.1% were from our Americas segment. For a discussion of financial results by segment and by geographical location, see Note 28 to our consolidated financial statements.

We file annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and other information with the Securities and Exchange Commission (“SEC”) pursuant to covenants contained in the indenture governing our senior notes and Diversey’s senior notes. The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable after these materials are filed with or furnished to the SEC, we make copies available to the public free of charge on or through our website at http://www.diversey.com. The information on our website is not incorporated into, and is not part of, this annual report on Form 10-K.

History and Recent Transactions

In anticipation of the acquisition of the DiverseyLever business, our Company was incorporated in the State of Delaware in November 2001 under the name Johnson Professional Holdings, Inc. Following the acquisition, we changed our name from Johnson Professional Holdings to “JohnsonDiversey Holdings, Inc.” On March 1, 2010, as part of the transactions of November 24, 2009 as more fully described below, we changed our name from JohnsonDiversey Holdings, Inc. to Diversey Holdings, Inc. and Diversey formally changed its name from JohnsonDiversey, Inc. We own all of the outstanding stock of Diversey.

Diversey is a privately held business that was incorporated in Delaware in February 1997, under the name S.C. Johnson Commercial Markets, Inc. From February 1997 until November 1999, Diversey was a wholly-owned subsidiary of S.C.Johnson & Son, Inc. (“SCJ”), a leading provider of innovative consumer home cleaning, maintenance and storage products founded by Samuel Curtis Johnson in 1886. In November 1999, Diversey was separated from SCJ in a tax-free spin-off. In connection with the spin-off, Commercial Markets Holdco LLC, a limited liability company that is majority-owned by descendants of Samuel Curtis Johnson (“CMH”), obtained substantially all of the shares of our common stock from SCJ and, in November 2001, contributed those shares to Johnson Professional Holdings, Inc., a wholly-owned subsidiary of CMH.

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

In June 2006, Diversey completed the sale of one of our former operating segments (the “Polymer Business”), to BASF Aktiengesellschaft (“BASF”).

On October 7, 2009, we and Diversey entered into a series of agreements to recapitalize our companies. The transactions contemplated by these agreements (the “Transactions”) are summarized below. Pursuant to the terms of these agreements, the Transactions consisted of the following:

•

the recapitalization of our capital stock pursuant to the Investment and Recapitalization Agreement (the “Investment Agreement”) by and among the Company, CDR Jaguar Investor Company, LLC (“CD&R Investor”), which is owned by a private investment fund managed by Clayton, Dubilier & Rice, LLC (“CD&R”), CMH and SNW Co., Inc. (“SNW”), which is an affiliate of SCJ, pursuant to which:

(1)	the certificate of incorporation of the Company was amended and restated at the closing of the Transactions to, among other things, reclassify the common stock of Holdings such that (a) the outstanding class A common stock of Holdings was reclassified as new class A common stock, which have voting rights, and (b) the outstanding class B common stock of Holdings was reclassified as new class B common stock, which do not have voting rights except to the extent required by Delaware law;

(2)	new class A common stock of the Company representing approximately 45.9% of the outstanding common stock of Holdings (immediately after giving effect to the Transactions and assuming the exercise of the Warrant (described below)) was issued to CD&R Investor and its affiliate, CD&R F&F Jaguar Investor, LLC (together, the “CD&R Investor Parties”), in exchange for approximately $477 million in cash;

(3)	pursuant to the Company’s amended and restated certificate of incorporation, the shares of outstanding class A common stock of Holdings held by CMH was reclassified, without any action on the part of CMH, as new class A common stock of Holdings representing approximately 49.1% of the outstanding common stock of Holdings (immediately after giving effect to the Transactions and assuming the exercise of the Warrant); and

(4)	new class A common stock representing approximately 1.0% of the outstanding common stock of the Company (immediately after giving effect to the Transactions and assuming the exercise of the Warrant) was issued to SNW in exchange for approximately $9.9 million in cash;

•

the repurchase of all of the common equity ownership interests in the Company then held by Marga B.V. (“Marga”), which is an affiliate of Unilever, and its affiliates pursuant to the Redemption Agreement (the “Redemption Agreement”) by and among the Company, Diversey, CMH, Unilever, Marga and Conopco, in exchange for:

(1)	cash equal to $390.5 million and the settlement of certain amounts owed by Unilever and its affiliates to us and our affiliates, including Diversey, and owed to Unilever and its affiliates by us and our affiliates, including Diversey and CMH; and

(2)	a warrant (the “Warrant”) issued by us to an affiliate of Unilever to purchase shares of our new class A common stock representing 4.0% of the outstanding common stock of Holdings (immediately after giving effect to the Transactions and assuming the exercise of the Warrant);

•	the termination of the then-existing stockholders’ agreement among the Company, CMH and Marga and all obligations thereunder other than confidentiality obligations;

•

the termination of the purchase agreement, dated as of November 20, 2001, as amended (the “Acquisition Agreement”), among the Company, Diversey and Conopco, dated as of November 20, 2001, as amended, pursuant to which Diversey acquired the DiverseyLever business, and all obligations thereunder, other than certain tax and environmental indemnification rights and obligations;

•	the entry into a new stockholders agreement (the “Stockholders Agreement”) among CMH, us, the CD&R Investor Parties and SNW;

•

the entry into a registration rights agreement (the “Holdings Registration Rights Agreement”) among CMH, us, the CD&R Investor Parties, SNW, an affiliate of Unilever and the other parties from time to time party thereto;

•

following the closing of the Transactions, the entry into new compensation arrangements with the officers and senior management team of the Company and Diversey that provide for, among other things, the purchase or award of new class B common stock of Holdings and options to purchase the Company’s new class B common stock representing in the aggregate up to approximately 12.0% of our outstanding common stock at the closing of the Transactions;

•

the amendment and restatement of certain commercial agreements between SCJ and Diversey, including a license to use certain SCJ brand names and technology and a lease with SCJ for our Waxdale manufacturing facility in Sturtevant, Wisconsin, and the amendment of certain commercial agreements between Unilever and Diversey; and

•	the refinancing of certain of Diversey’s and the Company’s then-outstanding debt obligations, including:

(1)	the repurchase or redemption by Diversey of both series of its then-outstanding 9.625% senior subordinated notes due 2012 and by Holdings of its outstanding 10.67% senior discount notes due 2013;

(2)	the repayment of all outstanding obligations under Diversey’s then-existing senior secured credit facilities;

(3)	the entry into new $1.25 billion senior secured credit facilities (“Senior Secured Credit Facilities”) as fully described in Note 12 to the consolidated financial statements of the Company accompanying this annual report on Form 10-K;

(4)	the issuance and sale by Diversey of a new series of $400 million of 8.25% senior notes due 2019 (“Diversey Senior Notes”) as fully described in Note 12 to the consolidated financial statements of the Company accompanying this annual report on Form 10-K; and

(5)	the issuance and sale by Holdings of a new series of $250 million of 10.50% senior notes due 2020 (“Holdings Senior Notes”) as fully described in Note 12 to the consolidated financial statements of the Company accompanying this annual report on Form 10-K.

The closing of the Transactions occurred on November 24, 2009. At the closing of the Transactions, the equity ownership of the Company, assuming the exercise of the Warrant, was as follows: CMH, 49.1%, CD&R, 45.9%, SNW, 1%, and Unilever, 4%. Both SNW and CMH are majority-owned and controlled, either directly or indirectly, by descendants of Samuel Curtis Johnson. In connection with the Transactions, SNW granted an irrevocable proxy to CMH to vote its common stock of Holdings, which, subject to certain limitations, increased CMH’s voting ownership in Holdings from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership Holdings from approximately 1.0% to 0.0%.

As of March 4, 2011, there were 99,764,706 outstanding shares of our Class A common stock, $0.01 par value and 1,490,971 outstanding shares of our Class B common stock, $0.01 par value.

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

We believe that our company is differentiated by our dosing, dispensing and chemical concentrating capabilities, as well as a global footprint that reaches a diverse customer base. Working in a highly fragmented industry, we have a balance of direct selling capabilities as well as a global and regional distribution network that we believe reaches significant end-use customers beyond our direct coverage. We have invested in research that helps us understand our markets, which we believe positions us as an innovator and strong collaborative partner while also deepening our customer relationships and driving growth.

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

Management estimates that the global market for institutional and industrial cleaning, sanitation and hygiene products and related solutions is approximately $40 billion, of which we had an approximate 8% share based on 2010 net sales. We have geographically diversified sales and we believe that we hold the #1 or #2 market position in each of the three key geographic regions that we serve. For the year ended December 31, 2010, we had net sales of $3.127 billion and EBITDA of $361.7 million. See footnote (2) under “Item 6. Selected Financial Data” for a definition of EBITDA, as well as a reconciliation of EBITDA to the most comparable U.S. Generally Accepted Accounting Principles (“GAAP”) measure.

Our principal executive offices are located at 8310 16th Street, Sturtevant, Wisconsin 53177-0902. Our telephone number is (262) 631-4001.

Operating Segments

As discussed in Note 2 to our consolidated financial statements, in June 2008, the Company announced plans to reorganize its operating segments to better address consolidation and globalization trends among its customers and to enable the Company to more effectively deploy resources. Effective January 2010, the Company completed its reorganization from a five region model to the new three region model, having implemented the following:

•	Three regional presidents were appointed to lead the three regions;

•	The three regional presidents report to the Company’s Chief Executive Officer (“CEO”), who is its chief operating decision maker;

•	Financial information is prepared separately and regularly for each of the three regions; and

•	The CEO regularly reviews the results of operations, manages the allocation of resources and assesses the performance of each of these regions.

Prior to the reorganization, the Company’s operations were organized in five regions: Europe/Middle East/Africa (“Europe”), North America, Latin America, Asia Pacific and Japan. The new three region model is composed of the following:

•	The existing Europe region;

•	A new Americas region combining the former North and Latin American regions; and

•	A new Greater Asia Pacific region combining the former Asia Pacific and Japan regions.

Our operating segments are currently defined according to geographic regions and include the following:

Europe. Our European region had $1.626 billion of net sales in the year ended December 31, 2010, representing approximately 52.0 % of our total net sales during that period. Our European region consists of operating units across Western Europe, Central and Eastern Europe, Africa and the Middle East. The largest operations comprising this segment are primarily in Western Europe and include the United Kingdom, Italy, France, the Netherlands, Germany, Turkey, Spain and Switzerland.

Americas. Our Americas region had $910.1 million of net sales in the year ended December 31, 2010, representing approximately 29.1 % of our total net sales during that period. Our Americas region consists of operating units across North America, South America, Central America, and the Caribbean, with United States, Brazil, and Canada being our largest operations in the region.

Greater Asia Pacific. Our Greater Asia Pacific region had $591.7 million of net sales in the year ended December 31, 2010, representing approximately 18.9 % of our total net sales during that period. This region consists of operating units across Japan, North Asia, South Asia, Australia and New Zealand, with Japan, China, India and Australia being our largest operations in the region.

2011 Geographic Realignment. In December 2010, the Company announced a further enhancement of its organizational structure. The new structure provides a focus on the role of emerging markets in our growth objectives, and will consist of four regions reporting to the CEO, as follows:

•

Europe—This region will be comprised of operating units in Western and Eastern Europe and Russia and will no longer include our operations in Turkey, Africa and Middle East countries. Europe will continue to be our largest region.

•	Americas—The operating units in this region will remain unchanged.

•

Asia Pacific, Africa, Middle East, Turkey (“APAT”)—This region will be comprised of our operations in Asia Pacific, Africa, Middle East, Turkey and the Caucasian and Asian Republics. This region will no longer include Japan.

•	Japan—Japan becomes a stand-alone region.

The implementation of the new structure is currently in progress. Regional presidents for each of the four regions have been appointed and are currently transitioning. The Company will continue to report its operating segments under the current three region model until the new management, operating, and financial reporting structures are effectively in place, which currently is expected to be completed later in our 2011 fiscal year.

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

Our enduring commitment to sustainable business practices motivates us to find ways to help our customers make their own businesses more sustainable and profitable. Our extensive suite of products, services and solutions improves our customers’ operational efficiency as well as their cleaning, sanitizing and hygiene results, which we believe assists them in protecting their brands. We also help our customers achieve their goals of reducing waste, energy and water consumption, and are able to provide documented analysis of the cost and resource savings they can achieve by implementing our solutions.

Food Service. Food service products remove soil and address microbiological contamination on food contact surfaces. Our food service products include chemicals for washing dishes, glassware, flatware, utensils and kitchen equipment; dish machines; pre-rinse units; dish tables and racks; food handling and storage products; and safe floor systems and tools. We also manufacture and supply kitchen cleaning products, such as general purpose cleaners, lime scale removers, bactericides/disinfectants, detergents, oven and grill cleaners, general surface degreasers, floor cleaners and food surface disinfectants. In addition, we provide well-documented methods for various cleaning and hygiene programs.

Food and Beverage Processing. We offer detergents, cleaners, sanitizers and lubricants, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products and improvement of operational efficiency and sanitation. We also offer gel and foam products for manual open plant cleaning, acid and alkaline cleaners and membrane cleaning products. In addition, we provide consulting services in the areas of food safety, water and energy use reduction and quality management.

Floor Care. We manufacture a broad range of floor care products and systems, including finishes, waxes, cleaners, degreasers, polishes, sealers and strippers for all types of flooring surfaces, including vinyl, terrazzo, granite, concrete, marble, linoleum and wood. We also provide a full range of carpet cleaners, such as extraction cleaners and shampoos; carpet powders; treatments, such as pre-sprays and deodorizers; and a full line of carpet spotters. Our range of products also includes carpet cleaning and floor care machines, as well as utensils and tools, which support the cleaning and maintenance process.

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

Laundry. We offer detergents, stain removers, fabric conditioners, softeners and bleaches in liquid, powder and concentrated forms to clean items such as bed linen, clothing and table linen. Our range of products covers requirements of fabric care from domestic-sized machines in small lodging facilities to washers in commercial laundry facilities. We also offer customized washing programs for different levels and types of soils, a comprehensive range of dispensing equipment and a selection of process control and management information systems.

End-Users and Customers

We offer our products directly or through third-party distributors to end-users in seven sectors—food service, lodging, retail, health care, building managers/service contractors, food and beverage and other. During fiscal year 2010, no single customer represented more than 4 % of our global consolidated net sales.

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

Building Managers/Service Contractors. These end-users include building owners/managers as well as building service contractors. Contractors clean, maintain and manage office buildings, retail stores, health care facilities, production facilities and educational and government institutions.

Food and Beverage. Food and beverage end-users include dairy plants, dairy farms, breweries, soft-drink and juice bottling plants, protein and processed food production facilities, and other food processors.

In addition, we serve customers in cash and carry establishments, industrial plants and laundries. Cash and carry establishments are stores in which professional end-users purchase products for their own use.

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

In all customer sectors, the supply of cleaning, hygiene, operational efficiency and appearance enhancing products involves more than the physical distribution of chemicals and equipment. Customers may contract for the provision of a complete hygiene system, which includes products as well as safety and application training, hygiene consulting, hygiene auditing and after-sales services. We employ specialized sales people who are trained to provide these specific services and, through our tailored cleaning solutions approach, we are able to better address the specific needs of these customers.

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

Competition

Management estimates that the global market for institutional and industrial cleaning, sanitation and hygiene products and related services had industry-wide sales of approximately $40 billion in 2010. The market is highly diversified across geographic regions, products and services, end markets and customers. We believe the industry has demonstrated stable growth trends over time due to its broad end-market diversification, the consumable and recurring nature of its products and services and base demand driven by governmental and regulatory requirements and consumer expectations for cleanliness.

More recently, market growth has been driven by a number of factors, including increasing food safety regulation and heightened public awareness of health, hygiene and infection risk. Highly publicized food contamination incidents and global health threats, such as the H1N1 virus, serve to accelerate this awareness, which we expect to continue to drive demand in the future.

Our business has two primary types of competitors: a single global competitor and numerous smaller competitors with generally more limited geographic, end-market or product scope. Our primary global competitor is Ecolab, Inc., which is the largest supplier in the global market for institutional and industrial cleaning, sanitation and hygiene products and related services, mainly as a result of its significant presence in the U.S. health and hospitality market. Outside the United States, we have either equal or greater market share in most regions. We believe that the numerous smaller competitors in our industry account for more than 75% of the global market. We face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Other competitors in the market include 3M, The Procter & Gamble Company and The Clorox Company, which sell into the institutional sector from their bases in consumer products, Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products, and Tennant Company, Nilfisk-Advance A/S, and Newell Rubbermaid Inc., which supply floor care machines, tools and equipment.

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

Foreign Operations

We conduct business operations through our subsidiaries in Europe, North America, Japan, Latin America and Asia Pacific. Approximately 83.7 % of our net sales for the year ended December 31, 2010 were generated outside the United States. Because our business has significant manufacturing operations, sales offices and research and development activities in foreign locations, fluctuations in currency exchange rates may have a significant impact on our consolidated financial statements.

In addition, our foreign operations are potentially subject to a number of unique risks and limitations, including: exchange control regulations, wage and price controls, employment regulations, regulatory approvals, foreign investment laws, import and trade restrictions and governmental instability. See “Item 1A. Risk Factors—We are subject to risks related to our operations outside of the United States” and “Item 1A. Risk Factors—Fluctuations in exchange rates may materially adversely affect our business, financial condition, results of operations and cash flows.”

Intellectual Property

We strategically manage our portfolio of patents, trade secrets, copyrights, trademarks and other intellectual property. Specifically, we rely upon trade secrets to protect the formulation of many of our chemical products, as well as our manufacturing processes. We own or have licenses under patents and registered trademarks which are used in connection with our business. Some of these patents or licenses cover significant product formulations and processes used to manufacture our products. The trademarks of major products in each business are registered. Certain intellectual property is also protected, where appropriate, by confidentiality agreements or other agreements with suppliers, employees and other third parties. In part, our success can be attributed to the existence and continued protection of these trademarks, patents, trade secrets, and licenses.

We believe that the Diversey trademark is important to our business. We own the Diversey trademark as used in our business. Other than the Diversey mark, we do not believe that our overall business is materially dependent on any individual trade name, trademark or patent.

Under a brand license agreement (“BLA”), we are granted a license to sell certain SCJ products, and to use the name “Johnson” in combination with our owned trade name “Diversey” in our business. The term of the BLA ends May 2, 2017. Thereafter, the BLA can be renewed, with SCJ’s consent, for successive one-year terms. Our license to use the housemark “JohnsonDiversey” will expire on the earlier of our transition to the “Diversey” name in the relevant region or August 2, 2012. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships with SCJ—License Agreements” in this annual report on Form 10-K.

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

Research and Development

Innovative technologies and manufacturing expertise are important to our business. Through our research, we aim to develop new, more innovative and competitive products, applications, services and processes while providing technical assistance to customers helping them improve their operations. In particular, our ability to compete effectively is materially dependent on the integration of proprietary technologies with our knowledge of the applications served. We conduct most of our research and development activities at our research facilities located in Sturtevant, Wisconsin, Santa Cruz, California, Utrecht, the Netherlands, Mannheim, Germany, Muenchwilen, Switzerland, Sherwood Park, UK, Mumbai, India, Yokohama, Japan, and Sao Paulo, Brazil. We also have specialized product and application support centers throughout the globe. In addition, Diversey entered into a technology disclosure and license agreement with SCJ, under which each party may disclose to the other new technologies that it develops internally, acquires or licenses from third parties.

Substantially all of our principal products have been sourced and/or developed by our research and development and engineering personnel. Research and development expenses were $65.7 million, $63.3 million and $67.1 million, respectively, for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008.

Employees

All of our employees are also employees of Diversey. As of March 4, 2011, we had approximately 10,170 employees, of which about 1,350 were located in the United States.

None of our employees in the United States is covered by a collective bargaining agreement. In Europe, a significant portion of our employees are represented by labor unions and are covered by collective bargaining agreements. Collective bargaining agreements are generally renewable on an annual basis. In several European countries, local co-determination legislation or practice requires employees of companies that are over a specified size, or that operate in more than one European country, to be represented by a works council. Works councils typically meet between two and four times a year to discuss management plans or decisions that impact employment levels or conditions within the Company, including closures of facilities. Certain employees in Australia, Canada, Japan, Latin America, New Zealand and South Africa also belong to labor unions and are covered by collective bargaining agreements. Local employment legislation may impose significant requirements in these and other jurisdictions.

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

Many of the environmental laws and regulations discussed above apply to properties and operations of the DiverseyLever business that we acquired from Conopco in May 2002. Under the Acquisition Agreement, Unilever made certain representations and warranties to us with respect to the DiverseyLever business and agreed to indemnify us for damages in respect of breaches of its warranties and for specified types of environmental liabilities if the aggregate amounts of damages meet various dollar thresholds. Unilever will not be liable for any damages resulting from environmental matters, (1) in the case of known environmental matters or breaches, that are less than $250,000 in the aggregate, and (2) in the case of unknown environmental matters or breaches, that are less than $50,000 individually and $2 million in the aggregate. In the case of clause (1) above, we will bear the first $250,000 in damages. In the case of clause (2) above, once the $2 million threshold is reached, Unilever will not be liable for any occurrence where the damages are less than $50,000 or for the first $1 million of damages that exceed the $50,000 per occurrence threshold. In no event will Unilever be liable for any damages arising out of or resulting from environmental claims that exceed $250 million in the aggregate.

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

We have tendered various environmental indemnification claims to Unilever in connection with former DiverseyLever locations. Unilever has not indicated its agreement with our requests for indemnification. We may file additional requests for reimbursement in the future in connection with pending indemnification claims. We have recorded environmental remediation liabilities for which we intend to seek recovery from Unilever (see Note 27 to the consolidated financial statements in this annual report on Form 10-K.) However, there can be no assurance that we will be able to recover any amounts relating to these indemnification claims from Unilever.

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

We conduct all of our operations through Diversey and its subsidiaries. As a result, all operating profit and cash flows are generated by Diversey and Diversey’s subsidiaries. Holdings’ Senior Notes are the exclusive obligation of Holdings, and none of its subsidiaries is obligated to make funds available for payment on the Holdings’ Senior Notes. Holdings’ ability to make payments on the Holdings’ Senior Notes is dependent on the earnings and cash flows of, and the distribution of funds in the form of dividends and other advances and transfers from its subsidiaries. The ability of Holdings’ subsidiaries to pay these dividends and make these advances and transfers is subject to applicable federal, state and non-U.S. laws. Furthermore, the terms of the Diversey Senior Secured Credit Facilities and the indenture for the Diversey Senior Notes significantly restrict distributions, dividends and other advances to Holdings from its subsidiaries.

In addition, our subsidiaries are permitted to incur additional indebtedness under specified circumstances, and the agreements governing future indebtedness of our subsidiaries may also restrict such distributions, dividends, and other advances. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit those subsidiaries to provide us with sufficient funds to make payments on its indebtedness when due.

We face significant competition.

The market for our products is highly competitive. Our primary global competitor is Ecolab, Inc., which is the largest supplier to the global market for institutional and industrial cleaning, sanitation and hygiene products and related services, mainly as a result of its significant presence in the U.S. health and hospitality market. We also face significant competition from numerous national, regional and local companies within some or all of our product lines in each sector that we serve. Barriers to entry and expansion in the institutional and industrial cleaning, sanitation and hygiene industry are low. Other competitors in the market include 3M, The Procter & Gamble Company and The Clorox Company, which sell into the institutional sector from their bases in consumer products, Kimberly-Clark Corporation, which has expanded from paper accessories into personal care and washroom products, and Tennant Company, Nilfisk-Advance A/S, and Newell Rubbermaid Inc., which supply floor care machines, tools and equipment.

To achieve expected profitability levels, we must, among other things, maintain the service levels and competitive pricing necessary to retain existing customers and attract new customers. Our failure to address these challenges adequately could put us at a competitive disadvantage relative to our competitors.

We are subject to risks related to our operations outside of the United States.

We have substantial operations outside of the United States. Approximately 83.7% of our net sales for the year ended December 31, 2010 was generated outside the United States. We face risks related to our foreign operations such as:

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

The key raw materials we use in our business are caustic soda, solvents, waxes, phosphates, surfactants, polymers and resins, chelates and fragrances. The prices of many of these raw materials are cyclical. Supply and demand factors, which are beyond our control, generally affect the price of our raw materials. If we are unable to minimize the effects of increased raw material costs through sourcing or pricing actions, our business, financial condition, results of operations and cash flows may be materially adversely affected.

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

In addition, we are required to maintain compliance with financial covenants under our Senior Secured Credit Facilities. The covenants are measured in U.S. dollar terms; therefore, an adverse shift in currency exchange rates may cause us to be in breach of these covenants, which, if not cured or waived, may result in the acceleration of some or all of our indebtedness.

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

We are party to various agreements with SCJ, including the BLA, a technology disclosure and license agreement (“TDLA”), supply and manufacturing agreements and several leases. Under the BLA, we are granted a license to sell certain SCJ products and use specified trade names and housemarks incorporating “Johnson,” including the right to use “Johnson” in combination with our owned trade name “Diversey,” in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both our business and SCJ’s consumer business operate. In connection with our entry into amendments to the BLA as a part of the Transactions, SCJ is our sole supplier of SCJ products licensed to us under the BLA. Our sales of these products have historically been significant to our business. Under the TDLA, SCJ has granted us the right to use specified technology of SCJ. We lease our principal manufacturing facilities in Sturtevant, Wisconsin from SCJ. In addition, in some countries, we depend on SCJ to produce or sell some of our products. For additional details concerning our relationship with SCJ, see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships with SCJ” in this annual report on Form 10-K. If we default under our agreements with SCJ and the agreements are terminated, SCJ fails to perform its obligations under these agreements, or our relationship with SCJ is otherwise damaged or severed, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our relationship with Unilever is important to our future operations, and we may lose substantial amounts in agency fees or sales revenue if our License Agreement and distribution arrangements with Unilever are terminated.

In connection with our acquisition of the DiverseyLever business from Conopco in May 2002, Diversey entered into the Prior Agency Agreement with Unilever. The Prior Agency Agreement provided that Diversey and various of its subsidiaries act as Unilever’s sales agents in specified territories for the sale into the institutional and industrial markets of certain of Unilever’s consumer brand cleaning products. With the exception of some transitional arrangements for certain countries, on January 1, 2008, in all territories except the United Kingdom, Ireland, Portugal and Brazil, the Prior Agency Agreement was replaced with the License Agreement. Pursuant to the License Agreement, Unilever has agreed to grant 31 of our subsidiaries a license to produce and sell professional size packs of Unilever’s consumer brand cleaning products. In the United Kingdom, Ireland, Portugal and Brazil, the New Agency Agreement is in place.

If we are unable to comply with our obligations under these agreements, or if Unilever terminates all or any of the agreements for any other reason, including if we are insolvent or our sales drop below 75% of targeted sales for a given year in a region/operating segment, we may lose significant amounts in agency fees or sales revenue. If Unilever fails to observe its commitments under these agreements, we may not be able to operate in accordance with our business plans and we may incur additional costs. Any failure by Unilever to observe its obligations may have a material adverse effect on our business, financial condition, results of operations and cash flows. If any or all of the agreements are terminated prior to their scheduled termination date, or if we and Unilever are unable to agree to mutually acceptable replacement agreements, we may not be able to obtain similar services, intellectual property or products on the same terms from third parties or at all. As a result, we may lose substantial amounts in agency fees or sales revenue, which may have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships with Unilever” in this annual report on Form 10-K.

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

The recent global economic downturn and credit crisis has had and may continue to have an impact on our business, financial condition, results of operations and cash flows.

The recent global economic downturn has adversely impacted some of our end-users, such as hotels, restaurants, retail establishments and other end-users that are particularly sensitive to business and consumer spending. During economic downturns, these end-users may reduce their volume of purchases of cleaning, hygiene, operational efficiency and appearance enhancing products. Furthermore, as a result of the recent disruption in the credit markets, our customers may face difficulties gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. In addition, the economic downturn could adversely impact our suppliers’ ability to provide us with materials and components.

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

In Europe, the majority of our employees is represented by labor unions and is covered by collective bargaining agreements, which are generally renewable on an annual basis. As is the case with any negotiation, we may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. A disruption in operations or higher ongoing labor costs could materially affect our business.

We could experience failure or disruptions to our information technology and telecommunications systems.

We are dependent on internal and third party information technology networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on our information technology infrastructure for fulfilling and invoicing customer orders, applying cash receipts, and placing purchase orders with suppliers, making cash disbursements, and conducting digital marketing activities, data processing, and electronic communications among business locations. We also depend on telecommunication systems for communications between company personnel and our customers and suppliers. Future system disruptions, security breaches, or shutdowns could significantly disrupt our operations or result in lost or misappropriated information and may have a material adverse effect on our business, financial condition and results of operations.

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

The United States Patient Protection and Affordable Care Act and the United States Health Care and Education Reconciliation Act of 2010 could result in increased costs related to our postretirement benefit plans.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. These statutes include a number of provisions that will impact companies that provide retiree health care benefits through postretirement benefit plans and will require certain changes to be made to individual plans in order to comply with the new legislation.

In addition, these statutes require changes to our information technology infrastructure and in our administrative processes. The ultimate extent and cost of these changes, including the timing of when these costs will be recognized in our consolidated financial statements, cannot be determined at this time but will continue to be evaluated as regulations and interpretations relating to the legislation become available.

Future changes of indirect ownership of our company could result in an increase in our future tax liabilities.

Under existing U.S. tax law, if there is an ownership change with respect to a corporation, as defined in Section 382 of the Internal Revenue Code of 1986 (the “Code), a limitation generally will be imposed on usage of certain U.S. tax attributes of such corporation (such as tax loss and credit carryforwards) at the time of the ownership change. Given the projected U.S. income tax position of our company, we currently do not expect that a limitation under Section 382 of the Code would have a material effect on our future tax liabilities. However, if circumstances change or differ from our projections, then an ownership change with respect to our company could result in an increase in our future tax liabilities. Under existing tax laws in non-U.S jurisdictions, an ownership change could result in elimination of existing tax attributes. Future changes in ownership structure, could result in the elimination of tax attributes in certain non-U.S. jurisdictions and could result in an increase in our future tax liabilities.

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

We have deferred tax assets that we may not be able to use under certain circumstances.

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate, and would have an adverse effect on our future operating results. In addition, changes in statutory tax rates may change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.

We may only be entitled to deduct a portion of the original issue discount on our senior notes for U.S. federal income tax purposes, and only at such time such original issue discount is considered paid in cash.

We believe our New Holdings Senior Notes are “applicable high yield discount obligations” within the meaning of Section 163(i)(1) of the Code. Under these rules, any original issue discount deduction that we would otherwise be entitled to will be deferred until we pay such original issue discount, except that the original issue discount deduction will be permanently disallowed to the extent the yield on the senior notes exceeds the applicable federal rate plus six percentage points. The deferral and disallowance of deductions for payments of interest or original issue discount on the senior notes may affect the amount of our income tax liability.

Our indebtedness may adversely affect our financial health.

We and Diversey have indebtedness. As of December 31, 2010, we had total indebtedness of approximately $1.502 billion (excluding unaccreted original issue discount of $22.1 million and amortization of principal), including $400.0 million of Diversey Senior Notes, $814.8 million of borrowings under our Senior Secured Credit Facilities, $262.5 million of Holdings Senior Notes and approximately $24.2 million in short-term credit lines. In addition, after giving effect to outstanding letters of credit, we would have been able to borrow up to an additional $246.3 million under our new revolving credit facility. As of December 31, 2010, we also had approximately $169.6 million in operating lease commitments and approximately $1.6 million in capital lease commitments.

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

The indenture governing Holdings Senior Notes, Diversey Senior Notes and the credit agreement for Diversery’s Senior Secured Credit Facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions on our ability to, among others, incur more indebtedness, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with our affiliates. Our and Diversey’s failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our indebtedness levels, we and our subsidiaries may be able to incur more indebtedness which may increase the risks created by our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future. The terms of the indenture governing the Diversey Senior Notes do not fully prohibit Diversey or its subsidiaries from doing so. If Diversey or its subsidiaries are in compliance with the financial covenants set forth in the credit agreement for its Senior Secured Credit Facilities and the indenture governing the Diversey Senior Notes, Diversey and its subsidiaries may be able to incur additional indebtedness, which may increase the risks created by our and Diversey’s current indebtedness.

We require a significant amount of cash to service our indebtedness. The ability to generate cash and/or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make payments on our and Diversey’s indebtedness, including the Diversey Senior Notes and Diversey Senior Secured Credit Facilities, and to fund planned capital expenditures, research and development efforts and other corporate expenses depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other needs. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure that we will be able to refinance any of our indebtedness, including our new senior notes and our new senior secured credit facilities, on commercially reasonable terms or at all.

The indenture governing the Diversey Senior Notes, the indenture governing the Holdings Senior Notes, the credit agreement for our Senior Secured Credit Facilities and the Stockholders Agreement restrict our ability and the ability of most of our subsidiaries to engage in some business and financial transactions.

Indenture governing the Diversey Senior Notes. The indenture governing the Diversey Senior Notes contains restrictive covenants that, among other things, limit Diversey’s ability and the ability of Diversey’s restricted subsidiaries to:

•	incur more indebtedness;

•	pay dividends, redeem stock or make other distributions;

•	make investments;

•	create liens;

•	transfer or sell assets;

•	merge or consolidate; and

•	enter into certain transactions with our affiliates.

Indenture governing the Holdings Senior Notes. Diversey and all of its subsidiaries that are restricted subsidiaries under the indenture governing the Diversey Senior Notes are restricted subsidiaries of Holdings under the indenture governing the Holdings Senior Notes. The indenture governing the Holdings Senior Notes generally contains the same covenants as contained in the indenture governing the Diversey Senior Notes, and none of the covenants in the indenture governing the Holdings Senior Notes are more restrictive with respect to Diversey or any of its restricted subsidiaries than the covenants in the indenture governing the

Diversey Senior Notes. The Holdings Senior Notes are direct obligations of Holdings. Neither Diversey nor any of its subsidiaries guarantee the Holdings Senior Notes or have any other obligation to make funds available for payment on the Holdings Senior Notes.

Diversey’s Senior Secured Credit Facilities. The credit agreement for Diversey’s Senior Secured Credit Facilities contains a number of covenants that:

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

The credit agreement for Diversey’s Senior Secured Credit Facilities also contains other covenants customary for credit facilities of this nature. Diversey’s ability to borrow additional amounts under Diversey’s Senior Secured Credit Facilities depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

Stockholders Agreement. Under the Stockholders Agreement, CD&R Investor and CMH each must approve specified transactions and actions by Holdings and its subsidiaries, including Diversey. These transactions include, subject to specified exceptions, acquisitions and dispositions, the issuance of additional shares of capital stock, the incurrence of additional indebtedness, the entry into any new material line of business unrelated to our business, any other material change in the nature of our business and any mergers, consolidations or reorganizations.

Our failure to comply with obligations under the indenture governing the Diversey Senior Notes, the indenture governing the Holdings Senior Notes and the credit agreement for the Diversey Senior Secured Credit Facilities may result in an event of default under those indentures or the credit agreement for the Diversey Senior Secured Credit Facilities. A default, if not cured or waived, may permit acceleration of our indebtedness. We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

To the extent LIBOR and EURIBOR exceed a certain rate set forth in the credit agreement for the Diversey Senior Secured Credit Facilities, Diversey’s indebtedness under its Senior Secured Credit Facilities will bear interest at variable rates. As a result, an increase in interest rates may increase the cost of servicing such debt and could materially reduce our profitability and cash flows. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

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

We are also subject to various federal, state, local and foreign laws and regulations that govern the manufacture, storage, distribution and labeling of many of our products, and certain jurisdictions require the registration of some of our products. Some of these laws require us to have operating permits for our production and warehouse facilities and operations. The violation of any of these laws may result in our being liable for damages and the costs of remedial actions and may also result in the revocation, non-renewal or modification of our operating and discharge permits and product registrations. Any such revocation, non-renewal or modification may require us to cease or limit the manufacture and sale of products at one or more of our facilities, and may have a material adverse effect on our business, financial condition, results of operations and cash flows. Any revocation, non-renewal or modification may also result in an event of default under the indenture governing the Diversey Senior Notes, the indenture governing the Holdings Senior Notes and the credit agreement for the Diversey Senior Secured Credit Facilities, which, if not cured or waived, may result in the acceleration of that indebtedness.

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

Our insurance policies may not cover all operating risks and a casualty loss beyond the limits of our coverage could adversely impact our business.

Our business is subject to operating hazards and risks relating to handling, storing, and transporting of the products we sell. We maintain insurance policies in such amounts and with such coverage and deductibles that we believe are reasonable and prudent. Nevertheless, our insurance coverage may not be adequate to protect us from all liabilities and expenses that may arise from claims for personal injury or death or property damage arising in the ordinary course of business, and our current levels of insurance may not be maintained or available in the future at economical prices. If a significant liability claim is brought against us that is not adequately covered by insurance, we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including customer relationships, trademarks and developed technologies. Goodwill and other net identifiable intangible assets were approximately $1.458 billion as of December 31, 2010, or approximately 44.4% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.263 billion as of December 31, 2010, or 38.5% of our total assets.

Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, in accordance with the Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services sold by our business, and a variety of other factors. Some of the products and services we sell to our customers are dependent upon laws and regulations, and changes to such laws or regulations could impact the demand for our products and services. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. We did not record any charges for impairment of goodwill in 2010, 2009 or 2008. We did record impairment charges relating to other identifiable intangible assets of $0.5 million, $0.4 million and $0 in 2010, 2009 and 2008, respectively, as further discussed in Note 2 to the consolidated financial statements. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of a significant portion of goodwill or other identifiable intangible assets would have an adverse effect on our financial condition and results of operations.

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

The market for our products depends to a significant extent upon the goodwill associated with our brand names. Under the BLA, we are granted a license to sell certain SCJ products and use specified trade names and housemarks incorporating “Johnson,” including the right to use “Johnson” in combination with our owned trade name “Diversey,” in our business. The BLA will terminate by its terms on May 2, 2017. Thereafter, the BLA can be renewed, with SCJ’s consent, for successive one-year terms. Our license to use the housemark “JohnsonDiversey” will expire on the earlier of our transition to the “Diversey” name in the relevant region or August 2, 2012, and our license to use the housemark “Johnson Wax Professional” expired on May 2, 2010. If the BLA is terminated, we may lose the ability to sell specified SCJ products or to use SCJ brand names and technology, which may have a material adverse effect on our business, financial condition, results of operations and cash flows. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships with SCJ—License Agreements” in this annual report on Form 10-K.

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

The relocation of our manufacturing capability from our primary U.S. manufacturing facility could adversely affect our business, financial condition and results of operations.

We manufacture a significant portion of the products we sell. In connection with the Transactions, our various operating agreements with SCJ, including Diversey’s lease from SCJ of our Waxdale manufacturing facility, was amended. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Relationships with SCJ —Leases” in this annual report on Form 10-K. As amended, the lease will expire on May 31, 2013, and we do not plan to renew this lease after expiration. As discussed in Note 15 to the consolidated financial statements included in this annual report, the Company has made arrangements to relocate its manufacturing capability by moving some production to its other locations in North America, and by pursuing contract manufacturing for a portion of its product lines. The timeline to transition out of Waxdale is not certain, but is expected to be largely completed during the first semester of fiscal 2012. While we have extensive experience in restructuring value chain operations, this relocation may pose significant risks, which could include:

•	the risk that we may be unable to integrate successfully the relocated manufacturing operations;

•	the risk that we may be unable to coordinate management and integrate and retain employees of the relocated manufacturing operations;

•	the risk that we may not be able to obtain contract manufacturing on favorable terms or at all;

•	the risk that we may face difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;

•	the risk that we may fail to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;

•	potential strains on our personnel, systems and resources, and diversion of attention from other priorities; and

•	any unforeseen or contingent liabilities of the relocated manufacturing operations.

We may not achieve growth through acquisitions.

As part of our and Diversey’s business strategy, we and Diversey may from time to time pursue acquisitions of companies that we believe are strategic to our business. There can be no assurance that we will be able to identify attractive acquisition targets, negotiate satisfactory terms for acquisitions or obtain necessary financing for acquisitions. Further, acquisitions involve risks, including that acquired businesses will not perform in accordance with expectations that we will not realize the operating efficiencies expected from acquisitions and that business judgments concerning the value, strengths and weaknesses of companies we acquire will prove to have been incorrect. If we fail to complete acquisitions, if we acquire companies but are not able to successfully integrate them with our business or if we do not otherwise realize the anticipated financial and strategic goals for our acquisitions, our business and results of operations may be adversely affected. In addition, future acquisitions may result in the incurrence of debt, and contingent liabilities and an increase in interest expense, amortization expenses and significant charges relating to integration costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have a total of 26 manufacturing facilities in 20 countries, including Brazil, Canada, China, France, Germany, India, Italy, Japan, the Netherlands, Spain, Switzerland, Turkey, the United Kingdom and the United States. One of our principal manufacturing facilities is located at Waxdale in Sturtevant, Wisconsin, which facility we lease from SCJ. In connection with the Transactions, our lease of the Waxdale manufacturing facility was amended. As amended, the lease will expire in 2013, and we do not plan to renew this lease after expiration. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationships with SCJ—Leases.” Our worldwide and Americas headquarters are located in Sturtevant, Wisconsin. We believe our facilities are in good condition and are adequate to meet the existing production needs of our businesses.

The following table summarizes our principal plants and other physical properties that are important to our business. Unless indicated otherwise, all owned properties listed below are subject to mortgages.

	Approximate Square Feet Occupied				Principal Activity	Primary Segment Used In (3)
Location	Owned		Leased
United States

Madera, California			90,000		Manufacturing and warehouse	Americas
Mt. Pleasant, Wisconsin	50,000				General and administrative office	Americas
Sturtevant, Wisconsin			180,000	(2)	Manufacturing	Americas
Sturtevant, Wisconsin			550,000		Warehousing logistics	Americas
Sturtevant, Wisconsin	278,000				International headquarters, data center, and research and development	Other
Watertown, Wisconsin	125,000				Manufacturing	Americas
Watertown, Wisconsin			150,000		Warehousing logistics	Americas

International

Villa Bosch, Argentina	77,000				Manufacturing	Americas
Socorro, Brazil	123,000	(1)	97,000		Manufacturing	Americas
London, Ontario, Canada	193,000				Manufacturing	Americas
Guangdong, China	75,000				Manufacturing	GreaterAsia Pacific
Villefranche-sur-Soane, France	181,000	(1)			Manufacturing	Europe
Kirchheimbolanden, Germany	302,000		86,000		Manufacturing	Europe
Nalagarh, India	19,000				Manufacturing	GreaterAsia Pacific
Bagnolo, Italy	594,000	(1)			Manufacturing	Europe
Shizuoka-Ken, Kakegawa, Japan	115,000				Manufacturing	GreaterAsia Pacific
Enschede, The Netherlands	289,000				Manufacturing	Europe
Utrecht, The Netherlands	44,000		68,000		Office and research and development	Europe
Valdemoro, Spain			45,000		Manufacturing	Europe
Munchwilen, Switzerland	112,000				Manufacturing and research and development	Europe
Gebze, Turkey			50,000		Manufacturing	Europe
Cotes Park, United Kingdom	583,000				Manufacturing and warehouse	Europe

(1)	Property not mortgaged.
(2)	Leased from SCJ.
(3)	In general, our manufacturing facilities primarily serve the segment listed in the table above. However, certain facilities manufacture products for export to other segments, which use or sell the product.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 4, 2011, there were 99,764,706 shares of our class A common stock outstanding. There were also 1,490,971 shares of our class B common stock outstanding, all owned by our directors and employees. There is no established public trading market for our common stock.

The equity ownership of class A common stock of our Company, assuming the exercise of the Warrant, was as follows: CMH, 49.1%, CD&R, 45.9%, SNW, 1%, and Unilever, 4%. Both SNW and CMH are majority-owned and controlled, either directly or indirectly, by descendants of Samuel Curtis Johnson. In connection with the Transactions, SNW granted an irrevocable proxy to CMH to vote its common stock of Holdings, which, subject to certain limitations, increased CMH’s voting ownership in our Company from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership in our Company from approximately 1.0% to 0.0%.

We did not declare or pay any dividends to our stockholders in fiscal years 2010 and 2009. Our ability to pay dividends is restricted by covenants in the indenture governing Holdings Senior Notes, Diversey’s Senior Notes and the credit agreement for Diversey’s Senior Secured Credit Facilities.

ITEM 6.	SELECTED FINANCIAL DATA

Prior to 2008, we reported our results of operations on a 52/53 week year ending on the Friday nearest to December 31. Beginning with fiscal year 2008, we changed our fiscal year end date from the Friday nearest December 31 to December 31. Accordingly, references in this annual report on Form 10-K to our fiscal year 2008 relate to the period from December 29, 2007 to December 31, 2008. For the fiscal years ended December 31, 2010, 2009 and 2008, our results include 52 weeks plus one day, 52 weeks plus one day and 52 weeks plus 3 days, respectively. Operations included 52 weeks in each of fiscal years 2007 and 2006. Our fiscal year 2007 commenced on December 30, 2006 and ended on December 28, 2007. Our fiscal year 2006 commenced on December 31, 2005 and ended on December 29, 2006.

We derived the following selected historical consolidated financial data from our consolidated financial statements as of and for the fiscal years ended December 31, 2010, December 31, 2009, December 31, 2008, December 28, 2007 and December 29, 2006. Those consolidated financial statements have been prepared under U.S. GAAP. You should read the following selected historical consolidated financial data in conjunction with the financial statements and related notes included elsewhere in this annual report on Form 10-K and with the information included in this annual report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Except for Cash Flow and EBITDA measures, the selected historical data is presented on a continuing operations basis. The operational results and gains associated with the divestitures of DuBois Chemicals, divested in September 2008, Chemical Methods Associates, divested in September 2006, the Polymer Business, divested in June 2006, and Whitmire Micro-Gen Research Laboratories, Inc., divested in June 2004, are presented in “Income from discontinued operations, net of tax.” Accordingly, fiscal years prior to the fiscal year ended December 31, 2010 have been restated to conform to current year presentation.

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008	December 28, 2007	December 29, 2006
	(dollars in thousands)
Selected Income Statement Data:
Net sales:
Net product and service sales	$3,101,277	$3,083,711	$3,280,857	$2,949,812	$2,753,752
Sales agency fee income (1)	26,400	27,170	35,020	91,928	85,516
Cost of sales	1,800,419	1,828,933	1,990,082	1,764,224	1,666,817
Gross profit	1,327,258	1,281,948	1,325,795	1,277,516	1,172,451
Selling, general and administrative expenses	1,005,945	988,131	1,068,851	1,117,734	1,123,908
Research and development expenses	65,655	63,328	67,077	65,539	58,112
Restructuring expenses (credits)	(2,277)	32,914	57,291	27,165	114,787
Operating profit (loss)	257,935	197,575	132,576	67,078	(124,356)
Interest expense, net	146,179	137,968	145,544	143,069	149,925
Notes redemption and other costs	—	48,789	—	—	—
Other (income) expense, net	2,732	(4,699)	5,671	(787)	5,232
Income tax provision (benefit)	65,933	62,169	51,298	64,534	(94,284)
Income (loss) from continuing operations	43,091	(46,652)	(69,937)	(139,738)	(185,229)
Income (loss) from discontinued operations, net of tax	(10,361)	(1,973)	10,416	7,966	283,232
Net income (loss)	32,730	(48,625)	(59,521)	(131,772)	98,003
Net income (loss) attributable to noncontrolling interests	—	—	—	—	(25)
Net income (loss) attributable to Diversey Holdings, Inc.	$32,730	$(48,625)	$(59,521)	$(131,772)	$97,978

Selected Other Financial Data:
EBITDA (2)	$361,726	$312,204	$276,882	$235,519	$465,164
Diversey Credit Agreement EBITDA (2)	452,877	403,180	363,038	373,525	315,052
Depreciation and amortization	116,828	112,097	128,236	156,746	198,410
Capital expenditures (3)	(94,662)	(94,294)	(121,211)	(111,159)	(93,381)
Net cash provided by (used in) operating activities	139,033	143,785	4,795	11,619	(6,492)
Net cash provided by (used in) investing activities	(94,185)	(89,163)	1,817	(102,362)	390,828
Net cash provided by (used in) financing activities	(136,503)	81,511	(1,908)	(34,295)	(343,471)
Gross profit margin (4)	42.4%	41.2%	40.0%	42.0%	41.3%
Operating profit margin (5)	8.2%	6.4%	4.0%	2.2%	-4.4%

	As of
	December 31, 2010	December 31, 2009	December 31, 2008	December 28, 2007	December 29, 2006
	(dollars in thousands)
Selected Balance Sheet Data:
Cash and cash equivalents	$169,094	$249,713	$107,923	$97,176	$208,418
Restricted cash	20,407	39,654	49,463	—	—
Accounts receivable, net	569,439	578,663	570,654	636,470	548,265
Inventories	263,247	255,989	255,330	279,175	253,049
Accounts payable	351,625	416,278	387,524	405,362	401,861
Working capital (6)	481,061	418,374	438,460	510,283	399,453
Property, plant and equipment, net	410,507	415,645	412,022	442,434	410,689
Total assets	3,284,013	3,448,307	3,215,172	3,454,809	3,321,310
Total debt, including current portion	1,479,381	1,631,169	1,470,809	1,486,511	1,456,073
Class B common stock (subject to put and call options) (7)	—	—	456,875	531,127	570,475
Class B shares and equity awards (subject to contingent redemption features) (8)	35,871	—	—	—	—
Stockholders’ equity (deficit)	486,884	423,311	(96,245)	77,680	48,882

(1)	Sales agency termination fees of $0.6 million, $0.7 million, $0.7 million, $3.2 million and $1.1 million under the Prior Agency Agreement were included in sales agency fees in fiscal years ended December 31, 2010, December 31, 2009, December 31, 2008, December 28, 2007 and December 29, 2006, respectively.
(2)	EBITDA and Diversey Credit Agreement EBITDA are non-U.S. GAAP financial measures, and you should not consider EBITDA and Diversey Credit Agreement EBITDA as alternatives to U.S. GAAP financial measures such as (a) operating profit or net income as a measure of our operating performance or (b) cash flows provided by operating, investing and financing activities (as determined in accordance with U.S. GAAP) as a measure of our ability to meet cash needs.

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

We also present Diversey’s Credit Agreement EBITDA because it is a financial measure which is used in the credit agreement for our Senior Secured Credit Facilities. Credit Agreement EBITDA is not a recognized measure under GAAP and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net income, operating income or operating cash flow. Credit Agreement EBITDA differs from the term EBITDA as it is commonly used. Credit Agreement EBITDA is calculated as set forth below and is defined in accordance with the credit agreement for our Senior Secured Credit Facilities.

Borrowings under Diversey’s Senior Secured Credit Facilities are a key source of our liquidity. Our ability to borrow under the Diversey Senior Secured Credit Facilities depends upon, among other things, compliance with certain representations, warranties and covenants under the credit agreement for the Diversey Senior Secured Credit Facilities. The financial covenants in the Diversey Senior Secured Credit Facilities include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods. Failure to comply with these financial ratio covenants would result in a default under the credit agreement for the Diversey Senior Secured Credit Facilities and, absent a waiver or an amendment from the Diversey lenders, would permit the acceleration of all outstanding borrowings under the Diversey’s Senior Secured Credit Facilities.

Neither EBITDA nor Diversey Credit Agreement EBITDA is used in the indenture governing the notes. The term “Consolidated EBITDA” is used in the indenture as part of the calculation of the term “Consolidated Coverage Ratio,” which is used for a number of purposes, including determining our ability to incur additional indebtedness, and may include certain cost savings or synergies.

EBITDA or Diversey Credit Agreement EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA and Diversey Credit Agreement EBITDA to net cash flows provided by (used in) operating activities, which is the GAAP measure most comparable to EBITDA and Diversey Credit Agreement EBITDA, for each of the periods for which EBITDA and Diversey Credit Agreement EBITDA are presented.

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008	December 28, 2007	December 29, 2006
	(dollars in thousands)
Net cash flows provided by (used in) operating activities	$139,033	$143,785	$4,795	$11,619	$(6,492)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	88,387	(83,124)	(5,044)	93,171	96,320
Depreciation and amortization expense	(116,828)	(112,097)	(128,236)	(156,746)	(198,410)
Amortization of debt issuance costs	(19,240)	(16,832)	(5,211)	(4,974)	(6,075)
Accretion of original issue discount	(4,774)	(356)	—	—	—
Interest accreted on notes payable	(12,469)	(66)	(4,244)	(24,606)	(42,115)
Interest accrued on long- term receivables–related parties	—	2,551	2,749	2,583	2,464
Changes in deferred income taxes	(16,814)	(2,765)	21,620	(41,618)	10,395
Changes in restricted cash and cash equivalents	—	27,404	49,463	—	—
Gain (loss) from divestitures	(845)	(32)	11,753	(538)	255,761
Gain (loss) on property disposals	(153)	(726)	(736)	4,218	(581)
Stock-based compensation	(12,304)	(215)	(400)	(515)	(393)
Impairment of investment	(5,900)	—	—	—	—
Other	(5,363)	(6,152)	(6,030)	(14,366)	(12,896)

Net income (loss)	32,730	(48,625)	(59,521)	(131,772)	97,978
Net income (loss) attributable to noncontrolling interests	—	—	—	—	25
Income tax provision	65,933	61,909	62,571	67,410	18,544
Interest expense, net	146,235	138,034	145,596	143,135	150,207
Notes redemption and other costs	—	48,789	—	—	—
Depreciation and amortization expense	116,828	112,097	128,236	156,746	198,410

EBITDA	361,726	312,204	276,882	235,519	465,164

Operating expenses of Holdings only	18	36	1,119	32	28
Restructuring related costs (a)	8,609	59,607	94,014	105,453	199,181
Acquisition and divestiture adjustment (b)	10,361	2,167	(22,624)	1,161	(381,637)
Non-cash expenses and charges (c)	21,058	12,132	1,635	18,925	28,078
Non-recurring gains or losses (d)	31,102	—	—	—	—
Compensation adjustment (e)	20,003	17,034	13,131	12,467	4,266

Diversey Credit Agreement EBITDA (f)	$452,877	$403,180	$364,157	$373,557	$315,080

(a)	For a further description of restructuring and other one-time charges relating to the November 2005 Plan, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(b)	For a further description of adjustments related to businesses divested during the applicable period, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Divestitures.”
(c)	Adjustments primarily related to changes in the allowance for doubtful accounts, changes in the reserve for excess and obsolete inventory and gains and losses on sales of capital assets.
d)	For a further explanation of these non-recurring costs, see discussion of selling, general and administrative expenses under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(e)	Expenses related to certain cash-based employee benefits that will be converted to an equity plan in connection with the Transactions.
(f)	Credit Agreement EBITDA includes EBITDA of certain operations divested subsequent to the applicable period of $44,144, $17,637 and $7,918 in the fiscal years ended December 29, 2006, December 28, 2007 and December 31, 2008, respectively.

(3)	Capital expenditures include expenditures for capitalized computer software.

(4)	Gross profit margin is gross profit as a percentage of net sales.

(5)	Operating profit margin is operating profit as a percentage of net sales.

(6)	Working capital is defined as net accounts receivable plus inventories less accounts payable.

(7)	Our Class B common stock (subject to put and call options) at December 31, 2008, December 28, 2007, and December 29, 2006, which was beneficially owned by Unilever, was subject to put and call options under a stockholders’ agreement among us, Unilever, and CMH, and was characterized as mezzanine equity, and not part of stockholders’ equity under U.S. GAAP.

(8)	Our Class B shares and equity awards (subject to contingent redemption features) at December 31, 2010, which are issued under the Company’s stock incentive plan, contain contingent redemption features that characterize them as mezzanine equity, and not part of stockholders’ equity, under U.S. GAAP.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity for the three-year period ended December 31, 2010. This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this annual report on Form 10-K as well as the sections entitled “Forward-Looking Statements” located before Part I and “Risk Factors” located in Item 1A of this annual report on Form 10-K.

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

In June 2008, to better address consolidation and globalization trends among its customers and to enable the Company to more effectively deploy resources. Effective January 2010, the Company completed its reorganization of its operating segments from a five region model to the new three region model, having implemented the following:

•	Three regional presidents were appointed to lead the three regions;

•	The three regional presidents report to the Company’s Chief Executive Officer (“CEO”), who is its chief operating decision maker;

•	Financial information is prepared separately and regularly for each of the three regions; and

•	The CEO regularly reviews the results of operations, manages the allocation of resources and assesses the performance of each of these regions.

Prior to the reorganization, the Company’s operations were organized in five regions: Europe/Middle East/Africa (“Europe”), North America, Latin America, Asia Pacific and Japan. The new three region model is composed of the following:

•	The existing Europe region;

•	A new Americas region combining the former North and Latin American regions; and

•	A new Greater Asia Pacific region combining the former Asia Pacific and Japan regions.

In 2010, as a result of the integration of certain of the Company’s equipment business into the Americas and Europe segments, associated revenues, expenses, assets and liabilities have been reclassified from Eliminations/Other to the Americas and Europe segments (see Note 28 to the consolidated financial statements). This reclassification is consistent with changes in the Company’s organizational reporting structure and reflects the chief operating decision maker’s approach to assessing performance and asset allocation.

Accordingly, the following management discussion and analysis reflects segment information in conformity with the three region model and the equipment business reclassification, and prior period segment information has been restated for comparability and consistency.

Except where noted, the management discussion and analysis below, excluding the consolidated statements of cash flows, reflects the results of continuing operations, which excludes the results of DuBois Chemicals (“DuBois”) as discussed in Note 6 to the consolidated financial statements.

In the fiscal year ended December 31, 2010, net sales increased by $16.8 million compared to the prior year. As indicated in the following table, after excluding the impact of foreign currency exchange rates, our net sales decreased by 0.3% for the fiscal year ended December 31, 2010, compared to the prior year.

	Fiscal Year Ended
(dollars in millions)	December 31, 2010	December 31, 2009	Change
Net sales	$3,127.7	$3,110.9	0.5%
Variance due to foreign currency exchange		26.6

	$3,127.7	$3,137.5	-0.3%

When adjusted for the reduction in H1N1 pandemic related volume, net sales increased by 1% over the prior year. Strong growth in emerging markets was offset by the challenging economic conditions in the developed markets of Western Europe, North America and Japan. Our consistent pricing strategies, improved customer contract compliance and customer acquisitions helped offset the adverse impact of decreased consumption of our products in those developed markets. In particular, emerging markets across the world and global equipment sales have demonstrated consistent growth trends throughout fiscal 2010. We continue to believe that our differentiated value proposition, global customer solutions and approach to innovation, complemented by our diverse customer base, should allow us to effectively execute our sales strategies and help mitigate market uncertainty.

As indicated in the following table, our gross profit percentage improved significantly for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Margin on Net Sales Fiscal Year Ended
December 31, 2010	December 31, 2009
42.4%	41.2%

For the year ended December 31, 2010 compared to prior year, the Company’s margin improved by 120 basis points. This improvement was largely the result of continued implementation of price increases, reductions in certain raw material costs, successful implementation of our restructuring program, and structural improvements in our global sourcing activities. This includes more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability. We expect to leverage our process improvements and continued pricing actions to help mitigate current and expected inflationary pressures.

While the uncertain economic conditions throughout 2010 adversely affected a number of end-users of our products and services, we did not experience a loss of material customers.

We continued implementing materials sourcing savings programs and cost containment measures during 2010. Although we believe we have instituted appropriate strategies to improve profitability and achieve growth, we cannot be assured that we can fully mitigate the effects of global economic conditions on our operations.

As of December 31, 2010, we were in compliance with the financial covenants under the credit agreement for our Senior Secured Credit Facilities. Our favorable operating performance provided us with excess cash to voluntarily pay down our debt by $125 million in 2010 and to terminate our receivables securitization facilities. We will continue to closely monitor the ongoing global economic conditions that may affect our liquidity and the future availability of credit. We believe that we are positioned to deal with inflationary concerns or economic downturns; however, we are are not able to predict how much either would affect our business and our customers’ businesses going forward. From time to time, the Company has considered and may in the future pursue debt or other financing alternatives, depending on market conditions and other factors.

During fiscal year 2010, we continued to make significant progress with the operational restructuring of our Company in accordance with the November 2005 Plan. Key activities during the year included the continued transition to a new organizational model in our Europe region, and continued progress on various supply chain optimization projects to improve capacity utilization and efficiency. Our November 2005 restructuring program activity will continue through fiscal 2011, with the majority of associated reserves expected to be paid out through our restricted cash balance.

In conjunction with its ongoing operational efficiency efforts, the Company announced plans to transition certain accounting functions in its corporate center and North America location to a third party provider. The Company commenced the plan in fiscal 2010 and expects to complete execution by December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to its other locations in North America, as well as to pursue contract manufacturing for a portion of its product line. The timeline to transition out of Waxdale is not certain, but is expected to be largely completed by the first semester of fiscal 2012.

In December 2010, the Company announced a further enhancement of its organizational structure. The new structure provides a focus on the role of emerging markets in our growth objectives, and will consist of four regions reporting to the CEO, as follows:

•

Europe—This region will be comprised of operating units in Western and Eastern Europe and Russia and will no longer include our operations in Turkey, Africa and Middle East countries. Europe will continue to be our largest region.

•	Americas—The operating units in this region will remain unchanged.

•

Asia Pacific, Africa, Middle East, Turkey (“APAT”)—This region will be comprised of our operations in Asia Pacific, Africa, Middle East, Turkey and the Caucasian and Asian Republics. This region will no longer include Japan.

•	Japan—Japan becomes a stand-alone region.

The implementation of this organizational redesign is currently in progress. Regional presidents for each of the four regions have been appointed and are currently transitioning. The Company will continue to report its operating segments under the current three region model until the new management, operating, and financial reporting structures are effectively in place, which currently is expected to be completed later in our 2011 fiscal year.

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

We estimate the allowance for doubtful accounts by analyzing accounts receivable balances by age, applying historical trend rates, analyzing market conditions and specifically reserving for identified customer balances, based on known facts, which are deemed probable as uncollectible. For larger accounts greater than 90 days past due, an allowance for doubtful accounts is recorded based on the customer’s ability and likelihood to pay and based on management’s review of the facts and circumstances. For other customers, we recognize an allowance based on the length of time the receivable is past due and on historical experience. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion on credit risk as it relates to the recent global economic slowdown.

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

Goodwill and Non-Amortizing Intangibles. Goodwill and non-amortizing intangible assets are reviewed for impairment on an annual basis and between annual tests when significant events or changes in business circumstances indicate that their carrying values may not be recoverable. For goodwill impairment testing, we have defined our reporting units as Europe, North America, Latin America, Asia Pacific, and Japan. We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using a combination of a discounted cash flow approach and a market approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill. We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology.

We conduct our annual impairment reviews at the beginning of the fourth quarter with the assistance of a third-party valuation firm. We complete this analysis as of the first day of our fiscal fourth quarter. Goodwill balances are recorded at the reporting unit level; however, where applicable, balances may be allocated to reporting units in proportion to the goodwill balances recorded at the reporting unit level. We performed our impairment reviews for fiscal years 2010, 2009 and 2008, and found no impairment of goodwill and non-amortizing intangibles.

Moreover, due to the challenging global economic environment during 2010, management evaluated goodwill impairment indicators on a periodic basis to determine if interim impairment reviews were appropriate. As a key and quantifiable value driver, we chose interim EBITDA as its primary benchmark measure for interim impairment reviews. We tracked consolidated actual performance against this benchmark to assess whether or not a step-one evaluation may be necessary. No interim impairment indicators were identified during 2010. There can be no assurance that future goodwill and non-amortizing intangible asset impairment tests will not result in a charge to earnings.

During our 2010 impairment review, each of our reporting units had a fair value that exceeded its carrying value by 45% or more, except for our Japan reporting unit, whose fair value exceeded its carrying value by 20%. The fair value of our Japanese reporting is impacted by macroeconomic factors that exist in that country, which was reflected in our use of a perpetuity growth rate of 1% in our valuation models. The risk-adjusted discount rate utilized was 10.9%. Failure of the Japanese business to realize financial forecasts or further weakening of the Japanese business environment could potentially impact the future recoverability of the $144.3 million of goodwill held in our Japanese reporting unit at December 31, 2010. On March 11, 2011, Japan suffered a significant natural disaster. While immediate losses are not expected to be material, the future impact to operating results and related risk of asset impairment is not currently determinable.

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

We recorded impairment charges on certain long-lived assets of $5.4 million, $1.2 million and $6.3 million during fiscal years 2010, 2009 and 2008, respectively.

Stock-Based Compensation. We estimate the grant date fair values of stock awards with the assistance of an independent third party valuation firm. We estimate the fair values of stock options using a Black-Scholes valuation model. Under this model, the fair value of an award is affected by estimates of underlying stock price, the risk free interest rate, stock volatility, holding period, and expected dividends. We estimate the risk-free interest rate based upon United States treasury rates appropriate for the expected life of the awards. We use the implied volatility based on the median monthly volatility of peer companies. Holding period and expected dividends are estimated using management’s judgment of potential liquidity activity and dividend policy. The estimates we use are subjective and changes to these estimates will cause the fair values of our stock awards and related stock-based compensation expense that we record to vary from time to time.

Accounting for Income Taxes. Significant judgment is required in determining our worldwide income tax provision, deferred tax assets and liabilities, and any valuation allowances recorded against net deferred tax assets. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Although the Company believes that its estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in historical income tax calculations. Such differences could have a material effect on the Company’s income tax provision, net income, and net deferred tax assets in the period in which such determination is made.

The Company does not record a deferred tax liability for certain undistributed foreign earnings where such earnings are considered indefinitely reinvested. Remittances of foreign earnings are planned based on many factors, including projected cash flow, working capital requirements and investment needs of the Company’s foreign and domestic operations. Based on these factors, the Company estimates the amount that will be distributed to the United States or other foreign affiliates and provides United States federal and/or foreign taxes on these amounts. Material changes in the Company’s estimates or tax legislation that limits or restricts the amount of undistributed foreign earnings that are considered indefinitely reinvested could materially impact the Company’s income tax provision and effective income tax rate.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In order for the Company to realize deferred tax assets, sufficient taxable income must be generated in those jurisdictions where the deferred tax assets are located. In determining the need for a valuation allowance, the Company considers many factors, including future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which it operates, historical earnings, taxable income in prior years, if carryback is permitted under the law, and prudent and feasible tax planning strategies. In the event the Company was to determine that it would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the valuation allowance would be charged to earnings in the period in which such a determination was made. If the Company later determines that it is more likely than not that the net deferred tax assets would be realized, the applicable portion of the previously provided valuation allowance would be reversed as an adjustment to earnings at such time.

The Company calculates current and deferred income tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed income tax returns are generally recorded in the period when the income tax returns are filed, which can materially impact the Company’s effective income tax rate.

The amount of taxable income (loss) reported in jurisdictions in which the Company operates is subject to ongoing audits by federal, state and foreign tax authorities, which could result in proposed assessments. The Company’s estimate of the potential outcome for any uncertain tax position is highly judgmental. The Company accounts for these uncertain tax positions pursuant to ASC 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the income tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the income tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Although the Company believes uncertain tax positions have been adequately reserved for, no assurance can be given with respect to the final outcome of these matters. The Company adjusts the amount of unrecognized tax benefits for uncertain tax positions due to changing facts and circumstances, such as the closing of income tax audits, judicial rulings, refinement of estimates or realization of earnings or deductions that differ from previous estimates. To the extent that the final outcome of these matters is different than the amounts recorded, such differences generally will impact the Company’s provision for income taxes in the period in which such a determination is made. The Company’s income tax provision includes the impact of unrecognized tax benefits and changes to unrecognized tax benefits that are considered appropriate and also include any related interest and penalties.

New Accounting Pronouncements

For information with respect to new accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 to the consolidated financial statements in Item 8 of this annual report on Form 10-K.

Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Net Sales:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2010	December 31, 2009	Amount	Percentage
Net product and service sales	$3,101.3	$3,083.7	$17.6	0.6%
Sales agency fee income	26.4	27.2	(0.8)	-2.8%

Net sales	3,127.7	3,110.9	16.8	0.5%
Variance due to foreign currency exchange		26.6	(26.6)

	$3,127.7	$3,137.5	$(9.8)	-0.3%

•

The comparability of net sales reported in the two periods is affected by the impact of foreign exchange rate movements. As measured against prior year’s results, the weaker U.S. dollar against a majority of the foreign currencies in countries where we operate, resulted in a $26.6 million increase in net sales in 2010.

•

Excluding the impact of foreign currency exchange rates, net sales decreased by $9.8 million or 0.3% in fiscal 2010, compared to the prior fiscal year. When adjusted for the reduction in H1N1 pandemic related volume, net sales increased by 1% over the prior year. Strong growth in emerging markets was offset by the challenging economic conditions in the developed markets of Western Europe, North America and Japan. Our consistent pricing strategies, improved customer contract compliance and customer acquisitions helped offset the adverse impact of decreased consumption of our products in those developed markets. In particular, emerging markets across the world and global equipment sales have demonstrated consistent growth trends throughout fiscal 2010. We continue to believe that our differentiated value proposition, global customer solutions and approach to innovation, complemented by our diversified customer base, should allow us to effectively execute our sales strategies and help mitigate market uncertainty. The following is a review of the sales performance for each of our segments:

-	In our Europe, Middle East and Africa markets, net sales decreased by 0.5% in 2010 compared to the prior year. When adjusted for H1N1 virus related sales in the prior year, net sales increased by 0.7%. Emerging markets continued its growth trend, but we experienced pressure on sales volume in Western Europe primarily due to the stressed economic conditions driving lower consumption patterns. Adjusted for H1N1 related sales, growth was largely driven by pricing and customer acquisitions in the food and beverage and lodging sectors. In addition, equipment sales grew despite the challenging marketplace. We will continue to pursue the successful execution of our sales strategies to mitigate continuing economic challenges.

-	In our Americas region, net sales decreased by 1.1% in 2010 compared to the prior year. When adjusted for H1N1 virus related sales in the prior year, net sales increased by 0.7%. Our emerging markets in Latin America experienced strong growth, particularly in the food and beverage, health care and lodging sectors. These gains were partially offset by sales declines in the U.S. and Canada resulting from our voluntary exit from underperforming applications in the food and beverage sectors, as well as decreased consumption in the government and education sector due to their budgetary constraints. We expect a continued trend of consumption growth in emerging markets. Our expanded product offerings in the U.S. and Canada will help address the softness and economic uncertainties in many sectors of these marketplaces.

-	In our Greater Asia Pacific region, net sales increased by 1.7% in 2010 compared to the prior year. When adjusted for H1N1 virus related sales in the prior year, net sales increased by 2.4%. The increase is mainly due to strong volume improvements across sectors in our emerging markets, in particular, India and China. We experienced sales growth in the food and beverage sector due to new customer acquisitions. This region also delivered growth in the lodging sector, related to improved occupancy rates, as well as continuing improvement in equipment sales across various customer sectors. Our growth trends in emerging markets were offset by volume decreases in Japan, consistent with certain other developed markets. The region expects sales growth as economic recovery and customer demand is restored and as we continue our focus on key customer acquisitions and emerging markets.

Sales agency fee. As further discussed in Note 3 to the consolidated financial statements, sales agency fees pertain to fees earned in connection with the sales agency agreements with Unilever.

Gross Profit:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2010	December 31, 2009	Amount	Percentage
Gross Profit	$1,327.3	$1,281.9	$45.4	3.5%

Gross profit as a percentage of net sales:	42.4%	41.2%

•

The comparability of gross profit between the two periods is affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against a majority of the foreign currencies in countries where we operate resulted in a $5.8 million increase in gross profit in 2010.

•	Our gross profit percentage improved by 120 basis points in 2010 compared to the prior year.

•

The 120 basis point improvement in margin was largely the result of continued implementation of price increases, reductions in certain raw material costs, successful implementation of our restructuring program, and structural improvements in our global sourcing activities. This includes more efficient materials purchasing, improvements in our manufacturing and logistics footprint, rationalizing the number of product offerings, eliminating low margin products, and implementing internal processes to more effectively monitor customer profitability. We expect to leverage our process improvements and continued pricing actions to help mitigate current and expected inflationary pressures.

Operating Expenses:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2010	December 31, 2009	Amount	Percentage
Selling, general and administrative expenses	$1,005.9	$988.1	$17.8	1.8%
Research and development expenses	65.7	63.3	2.4	3.7%
Restructuring expenses (credits)	(2.3)	32.9	(35.2)	-106.9%

	$1,069.3	$1,084.3	$(15.0)	-1.4%

As a percentage of net sales:
Selling, general and administrative expenses	32.2%	31.8%
Research and development expenses	2.1%	2.0%
Restructuring expenses	-0.1%	1.1%

	34.2%	34.9%

•

The comparability of operating expenses between the two years is affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against a majority of foreign currencies in countries where we operate resulted in a $6.6 million increase in operating expenses in 2010.

•

Selling, general and administrative expenses. Included in selling, general and administrative expenses are period costs associated with the November 2005 Plan in the amounts of $17.0 million and $31.0 million for the fiscal years 2010 and 2009, respectively.

Selling, general and administrative expenses as a percentage of net sales were 32.2% for the year ended December 31, 2010 compared to 31.8% for the prior year. Excluding the impact of foreign currency, selling, general and administrative costs increased $9.2 million in 2010 compared to the prior year. This increase is substantially due to a net increase in non-recurring costs arising from: (a) employee termination costs, including those related to the Company’s decision to move certain accounting functions to a third party provider and to relocate its primary U.S. manufacturing facility (see Note 15 to the consolidated financial statements), (b) various costs associated with assessing a reorganization of the Company’s European operations, (c) accrued contribution pledged to a charitable organization near the Company’s headquarters (see Note 27 to the consolidated financial statements), (d) information technology systems changes and legal filing fees associated with the Company’s name change, (e) an impairment charge on investments (see Note 2 to the consolidated financial statements), offset by (f) the recognition of pension related net settlement and curtailment gains and (g) lower period costs associated with the November 2005 Plan. Excluding the impact of these non-recurring costs. selling, general and administrative expense as a percentage of sales were effectively flat in 2010.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses increased by $3.3 million during the year ended December 31, 2010 compared to the prior year, the majority of which is related to the addition of engineering resources.

•

Restructuring expenses (credits). Excluding the impact of foreign currency, restructuring expenses decreased by $34.1 million during the year ended December 31, 2010 compared to the prior year, primarily due to the winding down of restructuring efforts and adjustments of previously recorded restructuring reserves.

Restructuring:

A summary of all costs associated with the November 2005 Plan during 2010 and 2009, and since its inception in November 2005, is outlined below:

(dollars in millions)	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	Total Project to Date December 31, 2010
Reserve balance at beginning of period	$48.4	$60.1	$—
Restructuring charges and adjustments	(2.3)	32.9	234.7
Payments of accrued costs	(23.0)	(44.6)	(211.6)

Reserve balance at end of period	$23.1	$48.4	$23.1

Period costs classified as selling, general and administrative expenses	$17.0	$31.0	$319.3
Period costs classified as cost of sales	2.4	1.8	8.6
Capital expenditures	—	22.3	84.1

•

November 2005 Plan Restructuring Costs. During the fiscal years of 2010 and 2009, we recorded a benefit of $(2.3) million and expense of $32.9 million, respectively, of restructuring costs related to our November 2005 Plan. During the fiscal year 2010, the Company reduced restructuring liabilities by $2.3 million as certain individuals, formerly expected to be severed, were either retained by the Company or resigned. Most of this reduction is associated with the European operating segment. The costs for fiscal year 2009 consisted primarily of involuntary termination costs associated with our European and American business segments.

•

November 2005 Plan Period Costs. Period costs of $17.0 and $31.0 million for 2010 and 2009, respectively, included in selling, general and administrative expenses and $2.4 million and $1.8 million for 2010 and 2009, respectively, included in cost of sales pertained to: (a) $5.6 million in 2010 ($19.6 million in 2009) for personnel related costs of employees and consultative resources associated with restructuring initiatives, (b) $2.4 million in 2010 ($7.1 million in 2009) for value chain and cost savings projects, and (c) $11.4 million in 2010 ($6.1 million in 2009) related to facilities, asset impairment charges and various other costs. The overall decrease in these expenses over the prior year was mainly due to a reduction in restructuring activities within our Corporate Center and our Greater Asia Pacific and Americas operating segments.

Non-Operating Results:

(dollars in millions)	Fiscal Year Ended		Change
	December 31, 2010	December 31, 2009	Amount	Percentage
Interest expense	$148.6	$142.5	$6.1	4.2%
Interest income	(2.4)	(4.6)	2.2	47.4%

Net interest expense	$146.2	$137.9	$8.3	6.0%

Notes redemption and other costs	—	48.8	(48.8)	NM
Other expense (income), net	2.7	(4.7)	7.4	158.1%

•

Net interest expense increased during the year ended December 31, 2010 compared to the prior year primarily due to the recognition of additional non-cash interest expense on acceleration of amortization of discounts and capitalized debt issuance costs arising from voluntary principal payments made by Diversey on its Term Loans and the Company’s election to pay cash interest on the Holdings Senior Notes on November 2011 and May 2011 (see Note 2 to the consolidated financial statements), the write-off of unamortized origination fees in connection with the termination of Diversey’s accounts receivable securitization programs in November 2010 (see Note 7 to the consolidated financial statements) offset by lower interest incurred due to lower principal balances compared to fiscal 2009 and decreased interest income due to lower yield on investments and impact of interest income on receivable from Unilever which was settled in 2009, not recurring in 2010.

•	Notes redemption and other costs pertain to certain costs that were incurred pursuant to the Transactions in 2009 and are explained in Note 12 to the consolidated financial statements.

•

The change in other (income) expense, net, was primarily due to the recognition of $3.9 million in foreign currency loss resulting from our adoption of highly inflationary accounting for our Venezuelan subsidiary and gains on foreign currency positions in 2009.

Income Taxes:

(dollars in millions)	Fiscal Year Ended		Change
	December 31, 2010	December 31, 2009	Amount	Percentage
Income from continuing operations, before income taxes	$109.0	$15.5	$93.5	602.6%
Provision for income taxes	65.9	62.2	3.7	6.1%

Effective income tax rate	60.5%	400.7%

•

We reported an effective income tax rate of 60.5% on the pre-tax income from continuing operations for the fiscal year ended December 31, 2010, and an effective income tax rate of 400.7% on the pre-tax income from continuing operations for the fiscal year ended December 31, 2009. The high effective income tax rates, as compared to the statutory rate, are primarily the result of increased valuation allowances against deferred tax assets for U.S. and foreign tax loss and credit carryforwards, increased valuation allowances against other net deferred tax assets, and increases in tax contingency reserves. The effective income tax rate for the fiscal year ended December 31, 2010 is lower than the effective income tax rate for the fiscal year ended December 31, 2009 primarily due to higher pre-tax income from continuing operations in 2010, reversal of valuation allowance in 2010 for certain foreign subsidiaries, and a lower income tax expense charge for tax contingency reserve in 2010.

•

Tax Valuation Allowances. Based on the continued tax losses in the U.S. and certain foreign jurisdictions, we continued to conclude that it was not more likely than not that certain deferred tax assets would be fully realized.

Accordingly, we recorded a charge for an additional U.S. valuation allowance of $36.1 million and $20.8 million for continuing operations for the fiscal years ended December 31, 2010 and December 31, 2009, respectively, and we recorded a charge for additional valuation allowance for foreign subsidiaries of $8.8 million for continuing operations for the fiscal year ended December 31, 2009. Based on improved profitability in certain foreign jurisdictions in 2010, we concluded that it was more likely than not that certain deferred tax assets, which previously were offset by a valuation allowance, would be realized. Accordingly, we recorded income tax benefit for a net reduction in valuation allowance for foreign subsidiaries of $10.1 million for continuing operations for the fiscal year ended December 31, 2010. We do not believe the valuation allowances recorded in fiscal years 2010 and 2009 are indicative of future cash tax expenditures.

Discontinued Operations:

(dollars in millions)	Fiscal Year Ended		Change
	December 31, 2010	December 31, 2009	Amount	Percentage
Loss from discontinued operations	$(10.4)	$(2.3)	$(8.1)	-355.8%
Benefit for income taxes	—	(0.3)	0.3	100.0%

Income (loss) from discontinued operations, net of taxes	$(10.4)	$(2.0)	$(8.4)	-425.1%

The loss from discontinued operations during the year ended December 31, 2010 includes $0.8 million in after-tax additional closing costs and certain pension-related adjustments ($0.2 million after-tax costs in 2009) related to the divestiture of Polymer business and $9.5 million after-tax loss related to the Polymer tolling agreement ($1.1 million after-tax loss in 2009). The amounts of loss from discontinued operations in both fiscal years 2010 and 2009 also include adjustments associated with the Dubois divestiture.

Net Income:

Our net income increased by $81.4 million to $32.7 million for the year ended December 31, 2010 compared to the prior year. Excluding the negative impact of foreign currency exchange of $3.2 million, our net income increased by $84.6 million. This increase was primarily due to an increase of $39.5 million in gross profit, a decrease of $21.6 million in operating expenses and the one-time impact of notes redemption and other costs in 2009. As previously discussed, the increase in gross profit is due to continued implementation of price increases and a favorable reduction in certain raw material costs. The reduction in operating expenses is primarily due to a decrease in restructuring expenses primarily due to the winding down of restructuring efforts and adjustments of previously recorded restructuring reserves.

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

EBITDA for fiscal year 2010 was $361.7 million. EBITDA for 2009, when stated on comparable 2010 foreign exchange rates, would have been $308.7 million. Net of a negative foreign currency impact of $3.5 million, EBITDA increased by $53.0 million. This was primarily due to increased gross profits arising from favorable increased prices and a favorable reduction in certain raw material costs, and decreases in our operating expenses, all as explained in the preceding paragraphs.

Diversey Credit Agreement EBITDA:

We also present the Diversey Credit Agreement EBITDA because it is a financial measure which is used in the credit agreement for our Senior Secured Credit Facilities. Credit Agreement EBITDA is not a recognized measure under GAAP and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with GAAP, such as net income, operating income or operating cash flow. Credit Agreement EBITDA differs from the term EBITDA as it is commonly used. Credit Agreement EBITDA is calculated in accordance with the credit agreement for the Diversey Senior Secured Credit Facilities and is set forth below under “Liquidity and Capital Resources – Financial Covenants under the Diversey Senior Secured Credit Facilities.”

Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Net Sales:

	Fiscal Year Ended
(dollars in millions)	December 31, 2009	December 31, 2008	Change
Net sales	$3,110.9	$3,315.9	-6.2%

Variance due to:
Foreign currency exchange	—	(164.1)
Acquisitions and divestitures	—	(9.9)
Sales agency fee income	(27.2)	(35.0)
License Agreement revenue	(133.4)	(151.3)

	(160.6)	(360.3)

	$2,950.3	$2,955.6	-0.2%

•

The comparability of net sales reported in the two periods is significantly affected by the impact of foreign exchange rate movements. In addition, there were two fewer selling days in fiscal 2009 compared to fiscal 2008. As measured against prior year’s results, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $164.1 million reduction in net sales in 2009.

•

Excluding the impact of foreign currency exchange rates, acquisitions, sales agency fee income and License Agreement revenue, net sales decreased by 0.2% year-over-year. This was primarily due to the global recession, reflecting a general softness in demand for our products and services. The adverse effects of the recession were mitigated in large part by the successful pricing strategies that were initiated in the last quarter of 2008. Although we experienced a general decline in sales volume, our Americas region reported sales growth. The following is a review of the sales performance for each of our segments:

-	In Europe, net sales in fiscal year 2009 were flat when compared to the prior year. The 2008 sales level was sustained despite the economic recession, primarily by successfully implementing price increases and customer acquisitions across the region. Sales volume increased in certain emerging markets, such as in Central and Eastern Europe, but was offset by volume declines in Western Europe, particularly in equipment and cleaning tools and engineering sales, a result of customers deferring their capital investments.

-	In the Americas, net sales increased by 0.3% in fiscal year 2009 compared to the fiscal year 2008. Growth came from emerging markets in the region, primarily through the implementation of price increases, offset by volume decreases in the lodging and retail sectors. The effects of the recession resulted in sales volume shortfalls from existing customers, but were offset by strong growth from new customers. In the United States and Canada, sales volume decreased due to reduced demand in the institutional distribution network and to our decision to exit certain underperforming food and beverage sector accounts.

-	In Greater Asia Pacific, net sales decreased by 5.7% in 2009 compared to the prior year. This is primarily due to the economic recession and choices we made to discontinue low margin businesses and underperforming accounts in both direct and indirect channels in Japan, one of our major markets in this segment. Lower traffic in the lodging sector also caused a decrease in volume. We experienced continuing volume improvements in developing markets such as India, and stable growth in Australia.

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

* The percentages for 2009 and 2008 are 31.0% and 31.3%, respectively, when period costs associated with the November 2005 Plan are excluded from selling, general and administrative expenses.

•

The comparability of operating expenses between the two years is significantly affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the stronger U.S. dollar against the euro and certain other foreign currencies resulted in a $47.6 million reduction in operating expenses.

•

Selling, general and administrative expenses. Excluding period costs associated with the November 2005 Plan, selling, general and administrative expenses as a percentage of net sales adjusted for SAF were 31.0% for the year ended December 31, 2009 compared to 31.3% for the prior year. Excluding the impact of foreign currency, selling, general and administrative costs declined $33.9 million in 2009 compared to the prior year. This favorable decline is mainly due to cost savings under our November 2005 Plan and our aggressive expense control management in response to the current economic conditions. We achieved these savings while maintaining and improving our customer-facing capabilities.

•

Research and development expenses. Excluding the impact of foreign currency, research and development expenses decreased by $1.5 million during the year ended December 31, 2009 compared to the prior year. This cost reduction is largely due to globalization of the function and investments in technology, which have improved our efficiency.

•

Restructuring expenses. Excluding the impact of foreign currency, restructuring expenses decreased $26.0 million during the year ended December 31, 2009 compared to the prior year. This was mainly due to decreased employee severance and other expenses related to the November 2005 Plan, consisting primarily of involuntary termination costs associated with our European operating segment.

Restructuring:

A summary of all costs associated with the November 2005 Plan during 2009 and 2008, and since its inception in November 2005, is outlined below:

	Fiscal Year Ended		Total Project to Date
(dollars in millions)	December 31, 2009	December 31, 2008
Reserve balance at beginning of period	$60.1	$46.2	$—
Restructuring costs charged to income	32.9	57.3	236.7
Liability adjustments	—	—	0.3
Payments of accrued costs	(44.6)	(43.4)	(188.6)

Reserve balance at end of period	$48.4	$60.1	$48.4

Period costs classified as selling, general and administrative expenses	$31.0	$42.2	$302.3
Period costs classified as cost of sales	1.8	0.6	6.2
Capital expenditures	22.3	20.8	84.1

•

November 2005 Plan Restructuring Costs. During the years ended December 31, 2009 and December 31, 2008, we recorded $32.9 million and $57.3 million, respectively, of restructuring costs related to our November 2005 Plan. Costs for fiscal year 2009 consisted primarily of severance costs associated with our European and Americas operating segments and the costs for fiscal year 2008 consisted primarily of severance costs associated with our European and Greater Asia Pacific operating segments.

•

November 2005 Plan Period Costs. Period costs of $31.0 and $42.2 million for 2009 and 2008, respectively, included in selling, general and administrative expenses and $1.8 million and $0.6 million for 2009 and 2008, respectively, included in cost of sales pertained to: (a) $19.6 million in 2009 ($20.5 million in 2008) for personnel related costs of employees and consultative resources associated with restructuring initiatives, (b) $7.1 million in 2009 ($3.2 million in 2008) for value chain and cost savings projects, and (c) $6.1 million in 2009 ($19.1 million in 2008) related to facilities, asset impairment charges and various other costs. The overall decrease in these expenses over the prior year was mainly due to a reduction in restructuring activities within our European and Americas operating segments as well as the Corporate Center.

Non-Operating Results:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2009	December 31, 2008	Amount	Percentage
Interest expense	$142.5	$153.2	$(10.7)	-7.0%
Interest income	(4.6)	(7.7)	3.1	40.7%

Net interest expense	$137.9	$145.5	$(7.6)	-5.2%

Notes redemption and other costs	48.8	—	48.8	NM

Other expense (income), net	(4.7)	5.7	(10.4)	-182.9%

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

•	Other expense (income) improved due to gains on foreign currency positions.

Income Taxes:

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2009	December 31, 2008	Amount	Percentage
Income (loss) from continuing operations, before income taxes	$15.5	$(18.6)	$34.1	183.3%
Provision for income taxes	62.2	51.3	10.9	21.2%

Effective income tax rate	400.7%	-275.2%

•

We reported an effective income tax rate of 400.7% on the pre-tax income from continuing operations for the fiscal year ended December 31, 2009, and an effective income tax rate of -275.2% on the pre-tax loss from continuing operations for the fiscal year ended December 31, 2008. The high effective income tax rates are primarily the result of increased valuation allowances against deferred tax assets for U.S. and foreign tax loss and credit carryforwards, increased valuation allowances against other net deferred tax assets, and increases in tax contingency reserves.

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

The loss from discontinued operations during the year ended December 31, 2009 included $0.7 million related to after-tax income associated with the DuBois divestiture ($10.3 million after-tax income in 2008), and $1.3 million after-tax loss related to the Polymer divestiture ($0.1 million after-tax income in 2008).

Net Income (loss):

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

EBITDA for fiscal year 2009 was $312.2 million. EBITDA for 2008, when stated on comparable 2009 foreign exchange rates, would have been $254.4 million. Net of a negative foreign currency impact of $21.4 million, EBITDA increased by $57.8 million. This was primarily due to increased gross profit arising from favorable increased prices and a favorable reduction in certain raw material costs, and decreases in our operating expenses, all as explained in the preceding paragraphs.

Liquidity and Capital Resources

	Fiscal Year Ended		Change
(dollars in millions)	December 31, 2010	December 31, 2009	Amount	Percentage
Net cash provided by operating activities	$139.0	$143.8	$(4.8)	-3.3%
Net cash used in investing activities	(94.2)	(89.2)	(5.0)	-5.6%
Net cash provided by (used in) financing activities	(136.5)	81.5	(218.0)	-267.5%
Capital expenditures (1)	94.7	94.3	0.4	0.4%

			Change
	December 31, 2010	December 31, 2009	Amount	Percentage
Cash and cash equivalents	$169.1	$249.7	$(80.6)	-32.3%
Working capital (2)	481.1	418.4	62.7	15.0%
Short-term borrowings	24.2	27.7	(3.5)	-12.5%
Total debt	1,479.4	1,631.2	(151.8)	-9.3%
(1) Includes expenditures for capitalized computer software. (2) Working capital is defined as net accounts receivable, plus inventories less accounts payable.

•

The decrease in cash and cash equivalents at December 31, 2010 compared to December 31, 2009 resulted primarily from $133.8 million in mandatory and optional repayments of long-term borrowings and interest paid on Holdings Senior Notes, partially offset by improved cash generated by operating activities.

•

The decrease in net cash provided by operating activities during the year ended December 31, 2010 compared to the prior year was primarily due to the use of funds to reduce accounts payable balances, offsetting the higher net income in the current year.

•

The increase in net cash used in investing activities during the year ended December 31, 2010 compared to the prior year was primarily due to a decrease in proceeds from property, plant and equipment. Capital expenditures were flat compared to the prior year. Our capital investments tend to be in dosing and feeder equipment with new and existing customer accounts, as well as ongoing expenditures in information technology, manufacturing and innovation development.

•

The increase in net cash provided by (used in) financing activities during the year ended December 31, 2010 compared to the prior year was primarily due to $133.8 million in optional and mandatory repayments of long-term debt and interest payment on Holdings Senior Notes. The increase in long-term debt in 2009 was due to the issuance of long-term borrowings in connection with the Transactions on November 24, 2009.

•

Working capital increased by $62.7 million during the year ended December 31, 2010. This resulted from a $64.7 million decrease in accounts payable and a $7.2 million increase in inventories, offset by a $9.2 million decrease in accounts receivable. The decrease in accounts payable was due to a number of factors, including taking advantage of negotiated discounts with vendors driven by our global sourcing initiative. The increase in inventories was primarily driven by a build up for new product offerings, the transition of our manufacturing capability, and variability in customer ordering patterns. The decrease in accounts receivable reflects our continuing efforts to aggressively manage our collection programs.

•

As of December 31, 2010, short-term borrowings primarily consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $24.2 million at a weighted average interest rate of approximately 4.94%. Local credit arrangements vary by country and are primarily used to fund working capital. The maximum amount of short-term borrowings during 2010 was approximately $58.9 million. This peak level of borrowing was primarily to fund seasonal working capital requirements, and borrowings under our receivables facilities that have since been terminated by the Company.

•

Total debt decreased primarily as a result of $133.8 million in optional and mandatory repayments of our Term Loans, as previously discussed, and the impact of a weaker euro on our euro denominated Term Loans.

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

Holdings Senior Notes In connection with the Transactions, on November 24, 2009, we issued $250.0 million initial aggregate principal of its 10.50% senior notes due 2020 (“Original Holdings Senior Notes”) in a private transaction exempt from the registration requirements of the Securities Act of 1933. The net proceeds of the offering, after deducting the original issue discount of $10.0 million, but before estimated offering expenses and other debt issuance costs, were approximately $240.0 million.

In connection with the issuance and sale of the Original Holdings Senior Notes, we entered into an exchange and registration rights agreement, dated as of November 24, 2009, with the purchasers party thereto, pursuant to which we agreed to either offer to exchange the Original Holdings Senior Notes for substantially similar notes that are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the Original Holdings Senior Notes. In compliance with this agreement, on July 14, 2010, the Company, upon the declaration of effectiveness by the SEC on July 12, 2010 of its registration statement filed on Form S-4, as amended, commenced an exchange offer whereby the Original Holdings Senior Notes were exchanged for new notes registered under the Securities Act of 1933 (“Holdings Senior Notes”). The terms of the Holdings Senior Notes are substantially identical to the terms of the Original Holdings Senior Notes, except that the Holdings Senior Notes are registered under the Securities Act and are not subject to restrictions on transfer or provisions relating to additional interest. The exchange offer closed on August 13, 2010, with all of the Original Holdings Senior Notes having been tendered for exchange.

The Holdings Senior Notes bear interest at a rate of 10.50% per annum, compounded semi-annually on each May 15 and November 15. Under the terms of the indenture governing the Holdings Senior Notes, prior to November 15, 2014, we may elect to pay interest on the Holdings Senior Notes in cash or by increasing the principal amount of the Holdings Senior Notes. Thereafter, cash interest will be payable on the Holdings Senior Notes on May 15 and November 15 of each year, commencing on May 15, 2015; provided that cash interest will be payable only to the extent of funds actually available for distribution by the Company to Holdings under applicable law and under any agreement governing the Company’s indebtedness. The Holdings Senior Notes will mature on May 15, 2020. The Holdings Senior Notes are not guaranteed by Diversey or any of its subsidiaries. The indenture governing the Holdings Senior Notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

On May 15, 2010, the principal amount of the Holdings Senior Notes increased by $12.5 million, in lieu of a cash interest payment, to $262.5 million.

On April 26, 2010, we provided notice to the trustee appointed under the indenture as required therein, of our election to pay interest in cash on November 15, 2010. The amount of such payment was $13.8 million. We have also elected to pay in cash the interest due on May 15, 2011, which amount is $13.8 million. Pursuant to these elections to pay the interest in cash, the Company, for the year ended December 31, 2010, charged $1.9 million to interest expense, pertainining to accelerated amortizations of original issue discount and capitalized debt issuance costs.

Diversey’s Senior Secured Credit Facilities. Diversey, its Canadian subsidiary and one of its European subsidiaries, each as a borrower, entered into a new credit agreement, whereby the lenders provided an aggregate principal amount of up to $1.25 billion available in U.S. dollars, euros, Canadian dollars and British pounds.

The new facility (“Senior Secured Credit Facilities”) consists of (a) a revolving loan facility in an aggregate principal amount not to exceed $250.0 million, including a letter of credit sub-limit of $50.0 million and a swingline loan sub-limit of $30.0 million, that matures on November 24, 2014, and (b) term loan facilities in US dollars, euros and Canadian dollars maturing on November 24, 2015 (“Term Loans”). The Senior Secured Credit Facilities also provides for an increase in the revolving credit facility of up to $50.0 million under specified circumstances. The revolving facility will mature on November 24, 2014. As of December 31, 2010, we had $3.7 million in letters of credit outstanding under the revolving portion of the Senior Secured Credit Facilities and therefore had the ability to borrow an additional $246.3 million under this revolving facility.

The net proceeds of the Term Loans, after deducting the original issue discount of $15.0 million, but before offering expenses and other debt issuance costs, were approximately $985.0 million. The New Term Loans will mature on November 24, 2015 and will amortize in quarterly installments of 1.0% per annum with the balance due at maturity.

At Diversey’s option, loans under the Diversey’s Senior Secured Credit Facilities bear interest at a rate equal to, (1) in the case of U.S. dollar denominated loans, the Applicable Margin (as described below) plus the Base Rate (as defined in the credit agreement for the Diversey’s Senior Secured Credit Facilities), or the Applicable Margin plus the London interbank offered rate (defined in the credit agreement for Diversey’s Senior Secured Credit Facilities as the “LIBO Rate”), (2) in the case of Canadian dollar denominated loans, the Applicable Margin plus the BA Rate (as defined in the credit agreement for the Diversey Senior Secured Credit Facilities), and (3) in the case of euro- or British pound-denominated loans, the Applicable Margin plus the current LIBO Rate or European interbank offered rate (defined in the credit agreement for the Diversey Senior Secured Credit Facilities as the “EURIBO Rate”) for euro or British pounds, as the case may be.

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

All obligations under the Senior Secured Credit Facilities are secured by substantially all the assets of Holdings, Diversey and each subsidiary of Diversey (but limited to the extent necessary to avoid materially adverse tax consequences to Diversey and its subsidiaries, taken as a whole, and by restrictions imposed by applicable law).

The agreements and instruments governing the Diversey Senior Secured Credit Facilities contain restrictions and limitations that could significantly impact our ability to operate our business. These restrictions and limitations relate to:

•	adherence to specified financial ratios and financial tests;

•	Diversey’s capital expenditures limit;

•	Diversey’s ability to declare dividends and make other distributions;

•	Diversey’s ability to issue, redeem and repurchase capital stock;

•	Diversey’s ability to engage in intercompany and affiliate transactions;

•	Diversey’s ability to incur additional liens;

•	Diversey’s ability to engage in consolidations and mergers;

•	Diversey’s ability to make voluntary payments and modify existing indebtedness;

•	Diversey’s ability to engage in the purchase and sale of assets (including sale-leaseback transactions); and

•	Diversey’s ability to incur additional debt and make investments.

Amendment to the Senior Secured Credit Facilities credit agreement. The Senior Secured Credit Facilities were amended in March 2011. This amendment reduced the interest rate payable with respect to the Term Loans, thereby reducing borrowing costs over the remaining life of the credit facilities. The spread on the U.S. dollar and Canadian dollar denominated borrowings was reduced from 325 basis points to 300 basis points, and the minimum LIBOR and BA floors were reduced from 2% to 1%. The spread on the euro denominated borrowing was reduced from 400 basis points to 350 basis points and the EURIBOR floor was reduced from 2.25% to 1.5%. In addition, the amendment changed various financial covenants and credit limits to provide us with greater flexibility to operate our business. These changes include the ability to issue incremental term loan facilities, the ability to issue dividends to us to fund cash interest payments on the Holdings Senior Notes, and the ability to settle the due from parent balance carried in Diversey’s consolidated financial statements.

Diversey Senior Notes. Diversey issued $400.0 million aggregate principal amount of 8.25% senior notes due 2019 (“Original Senior Notes”). The net proceeds of the offering, after deducting the original issue discount of $3.3 million, but before estimated offering expenses and other debt issuance costs, were approximately $396.7 million. In connection with the issuance and sale of the Original Senior Notes, Diversey entered into an exchange and registration rights agreement, dated as of November 24, 2009, pursuant to which Diversey agreed to either offer to exchange the Original Senior Notes for substantially similar notes that are registered under the Securities Act of 1933 or, in certain circumstances, register the resale of the Original Senior Notes. In compliance with this agreement, on July 14, 2010, Diversey, upon the declaration of effectiveness by the SEC on July 12, 2010 of its registration statement filed on Form S-4, as amended, commenced an exchange offer whereby the notes were exchanged for new notes registered under the Securities Act of 1933 (“Diversey Senior Notes”). The terms of the New Diversey Senior Notes are substantially identical to the terms of the Original Senior Notes, except that the Diversey Senior Notes are registered under the Securities Act and are not be subject to restrictions on transfer or provisions relating to additional interest. The exchange offer closed on August 13, 2010, with all of the Original Senior Notes having been tendered for exchange.

Diversey will pay interest on May 15 and November 15 of each year, beginning on May 15, 2010. The Diversey Senior Notes will mature on November 15, 2019.

The Diversey Senior Notes are unsecured and are effectively subordinated to the Senior Secured Credit Facilities to the extent of the value of Diversey’s assets and the assets of its subsidiaries that secure such indebtedness.

The indenture governing the Diversey Senior Notes contains restrictions and limitations that could also significantly impact the ability of us and our restricted subsidiaries to conduct certain aspects of the business. These restrictions and limitations relate to:

•	incurring additional indebtedness;

•	paying dividends, redeeming stock or making other distributions;

•	making investments;

•	creating liens on assets; and

•	disposing of assets.

As of December 31, 2010, we had total indebtedness of approximately $1.502 billion, consisting of $262.5 million of Holdings Senior Notes, $400 million of Diversey Senior Notes, $814.8 million of borrowings under the Senior Secured Credit Facilities and $24.2 million in other short-term credit lines. In addition, we had $169.6 million in operating lease commitments, $1.6 million in capital lease commitments and $3.7 million committed under letters of credit as of December 31, 2010.

Restricted Cash. In December 2009, we transferred $27.4 million to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Plan. At December 31, 2010, we carried the balance of $20.4 million related to these accounts as restricted cash in our consolidated balance sheet.

As of December 31, 2010, our contractual obligations were as follows:

		Payments Due by Period:
Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and Thereafter
	(dollars in millions)
Long-term debt obligations:
Diversey Term Loan Facilities	$814.8	$9.5	$19.0	$786.3	$—
Diversey Senior Notes (1)	697.0	33.0	66.0	66.0	532.0
Holdings Senior Notes (2)	606.2	13.8	—	39.4	553.0
Operating leases	169.6	56.2	62.5	24.9	26.0
Capital leases	1.6	1.0	0.5	0.1	—
Purchase commitments (3)	7.4	6.3	0.7	0.4	—

Total contractual obligations (4) (5)	$2,296.6	$119.8	$148.7	$917.1	$1,111.0

(1)	Includes scheduled annual interest payments at a rate of 8.25%, aggregating to $297.0 million.
(2)	Includes scheduled annual interest payments at a rate of 10.5% and assuming interest of $230.7 million accreted to the principal until November 14, 2014.
(3)	Represents maximum pentalties that would be contractually binding if we do not meet any portion of our volume commitments, primarily for the purchase of floor care related polymers.
(4)	Pension obligations are excluded from this table as we are unable to estimate the timing of payment due to the inherent assumptions underlying the obligation. However, we estimate that in fiscal 2011, we will contribute $28.1 million to our defined benefit plans and $5.3 million to our post-employment benefit plans.
(5)	Income tax reserve liabilities of $37.1 million as of December 31, 2010 are excluded from this table as we are unable to provide a reasonably reliable estimate of the timing of future payments. However, we estimate that payments expected to be made in fiscal 2011 are $9.6 million.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and

•	our capital expenditure requirements, which consist primarily of purchases of equipment.

We intend to fund our principal liquidity and capital resource requirements through existing cash and cash equivalents, cash provided by operations, and available borrowings under our Senior Secured Credit Facilities.

We believe that cash flows from continuing operations, together with available cash, and borrowings available under our Senior Secured Credit Facilities will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. Please refer to “Forward-Looking Statements” and “Item 1A. Risk Factors” in this annual report on Form 10-K for certain risks associated with our substantial indebtedness and our restructuring programs.

Off-Balance Sheet Arrangements

Prior to November 2010, Diversey and certain of its subsidiaries entered into an agreement (the “Receivables Facility”), as amended, whereby they sold, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of Diversey. JWPRC was formed in March 2001 for the sole purpose of buying and selling receivables generated by Diversey and certain of its subsidiaries party to the Receivables Facility. JWPRC sold an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The total potential for securitization of trade receivables under the Receivables Facility at December 31, 2009 was $50.0 million. The maturity date of the Receivables Facility, as amended, was December 19, 2011. In November 2010, JWPRC terminated the Receivables Facility.

Also, prior to November 2010, certain subsidiaries of Diversey entered into agreements (the “European Receivables Facility”) to sell, on a continuous basis, certain trade receivables originated in the United Kingdom, France and Spain to JDER Limited (“JDER”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of Diversey. JDER was formed in September 2009 for the sole purpose of buying and selling receivables originated by subsidiaries subject to the European Receivables Facility. JDER sold an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “European Conduit”) for an amount equal to the value of the eligible receivables less the applicable reserve. The total amount available for securitization of trade receivables under the European Receivables Facility was €50.0 million. The maturity date of the European Receivables Facility was September 8, 2012. In November 2010, JDER terminated the European Receivables Facility.

Effective January 1, 2010, the accounting treatment for Diversey's receivables securitization facilities (see Note 2 to the consolidated financial statements) required that accounts receivable sold to the Conduit and to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings.

As a result of the facility terminations, JDER repurchased the remaining receivables transferred to the European Conduit, and transferred its retained interest in receivables back to Diversey’s subsidiaries that originated them. JWPRC also transferred its retained interest in receivables back to Diversey’s subsidiaries that originated them; it did not have any receivables outstanding with the Conduit. Moreover, $2.8 million of unamortized fees were written off and included in interest expense in the Company’s consolidated statements of operations.

As of December 31, 2010 and December 31, 2009, we had a retained interest of $0 and $60.1 million, respectively, in the receivables of JWPRC, and of $0 and $110.4 million, respectively, in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value.

Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18.7 million, of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

Financial Covenants under the Diversey Senior Secured Credit Facilities

Under the terms of the credit agreement for the Diversey Senior Secured Credit Facilities, Diversey is subject to certain financial covenants. The financial covenants under the Diversey Senior Secured Credit Facilities require Diversey to meet the following targets and ratios.

Maximum Leverage Ratio. Diversey is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the credit agreement for Diversey’s Senior Secured Credit Facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) Diversey’s consolidated indebtedness (excluding up to $55 million of indebtedness incurred under Diversey‘s Receivables Facilities less cash and cash equivalents as of the last day of the financial covenant period to (2) Diversey’s consolidated EBITDA (“Credit Agreement EBITDA”) as defined in the credit agreement for Diversey’s Senior Secured Credit Facilities for the same financial covenant period.

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

Minimum Interest Coverage Ratio. Diversey is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the credit agreement for Diversey’s Senior Secured Credit Facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of (1) Diversey’s consolidated Credit Agreement EBITDA for a financial covenant period to (2) Diversey’s cash interest expense for that same financial covenant period calculated in accordance with the New Senior Secured Secured Facility.

The minimum interest coverage ratio Diversey is required to maintain for each period is set forth below:

Period Ending	Minimum Interest Coverage Ratio
December 31, 2010	2.75 to 1
March 31, 2011	2.75 to 1
June 30, 2011	2.75 to 1
September 30, 2011	3.00 to 1
December 31, 2011	3.00 to 1
March 31, 2012	3.00 to 1
June 30, 2012	3.00 to 1
September 30, 2012 and thereafter	3.25 to 1

Diversey Credit Agreement EBITDA. For the purpose of calculating compliance with these ratios, the credit agreement for Diversey’s Senior Secured Credit Facilities requires Diversey to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$361.7
Restructuring related costs	8.6
Acquisition and divestiture adjustment	10.4
Non-cash expenses and charges	21.1
Non-recurring gains or losses	31.1
Compensation adjustment	20.0

Credit Agreement EBITDA	$452.9

We present the Diversey Credit Agreement EBITDA because it is a financial measure that is used in the calculation of compliance with our financial covenants under the credit agreement for our Senior Secured Credit Facilities. Credit Agreement EBITDA is not a measure under U.S, GAAP and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with U.S. GAAP, such as net income, operating income or operating cash flow.

Borrowings under Diversey’s Senior Secured Credit Facilities are a key source of our liquidity. Our ability to borrow under the Diversey Senior Secured Credit Facilities depends upon, among other things, compliance with certain representations, warranties and covenants under the credit agreement for the Diversey Senior Secured Credit Facilities. The financial covenants in the Diversey Senior Secured Credit Facilities include a specified debt to Credit Agreement EBITDA leverage ratio and a specified Credit Agreement EBITDA to interest expense coverage ratio for specified periods.

Failure to comply with these financial ratio covenants would result in a default under the credit agreement for the Diversey Senior Secured Credit Facilities and, absent a waiver or amendment from our lenders, would permit the acceleration of all Diversey’s outstanding borrowings under the Diversey Senior Secured Credit Facilities.

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For our financial covenant period ended on December 31, 2010, we were in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the credit agreement for our Senior Secured Credit Facilities.

Capital Expenditures. Capital expenditures are limited under the Senior Secured Credit Facilities (with certain exceptions) to $150.0 million per fiscal year. To the extent that we make capital expenditures of less than the limit in any fiscal year, however, we may carry forward into the subsequent year the difference between the limit and the actual amount we expended, provided that the amounts we carry forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 31, 2010, we were in compliance with the limitation on capital expenditures for fiscal year 2010.

The credit agreement for the Diversey Senior Secured Credit Facilities contains additional covenants that restrict Diversey’s ability to declare dividends and to redeem and repurchase capital stock. The credit agreement for the Diversey Senior Secured Credit Facilities also limits Diversey’s ability to incur additional liens, engage in sale-leaseback transactions, incur additional indebtedness and make investments, among other restrictions.

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

For further discussion of related party transactions, see Note 24 to our consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence,” included elsewhere in this Form 10-K.

Acquisitions

Intangible Acquisition

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

In conjunction with the acquisition, Diversey and the sellers entered into a consulting agreement, under which Diversey was required to pay to the sellers $1.0 million in fiscal 2009. Diversey paid the sellers $0.5 million in both January 2009 and July 2009 as the sellers met the contingent requirements. In December 2010, Diversey and the sellers amended the consulting agreement and Diversey recorded an additional consideration of $0.4 million, which was capitalized and allocated to the purchase price as technical know-how.

In addition to the purchase price discussed above, we previously maintained an intangible asset in its consolidated balance sheets in the amount of $4.7 million, representing a payment from us to the sellers in a previous period in exchange for an exclusive distribution license agreement relating to this technology. This distribution agreement was terminated as a result of the acquisition and the value of this asset was considered in the final allocation of purchase price.

At December 31, 2010, after consideration of the contingent payments and increased consideration described above, Diversey’s allocation of purchase price was as follows (in millions):

	Fair Value	Useful Life
Trademarks	$0.5	Indefinite
Patents	0.1	18 years
Technical know-how	12.2	20 years
Customer relationships	0.4	10 years
Non-compete	0.6	10 years

Joint Venture

In December 2010, Diversey and Atlantis Activator Technologies LLC (“Atlantis”), an Ohio-based limited liability company, formed a joint venture, Proteus Solutions, LLC (“Proteus”), to develop and market products for laundry and other applications.

Diversey contributed $3.4 million and Atlantis contributed intellectual property, with each holding a 50% interest in Proteus. Diversey expects to provide operational funding and management resources to Proteus following formalization of the business plan. The joint venture is not expected to generate operating results until the second half of fiscal 2011. At December 31, 2010, Diversey’s investment in Proteus is included at cost in other assets in the consolidated balance sheets.

Divestitures

Auto-Chlor Master Franchise and Branch Operations

In December 2007, in conjunction with its November 2005 Plan, Diversey executed a sales agreement for our Auto-Chlor Master Franchise and substantially all of its remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to food service, lodging, healthcare, and institutional customers, for $69.8 million.

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1.3 million after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations. In fiscal years 2010 and 2009, the Company recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $0.2 million each. Additional post-closing adjustments are not anticipated to be significant.

Net sales associated with these businesses were approximately $9.9 million for the fiscal year ended December 31, 2008.

Discontinued Operations

DuBois

On September 26, 2008, Diversey and Diversey Canada, Inc., a wholly-owned subsidiary of Diversey, sold substantially all of the assets of DuBois to The Riverside Company (“Riverside”), for approximately $69.7 million, of which, $5.0 million was escrowed subject to meeting certain fiscal year 2009 performance measures and $1.0 million was escrowed subject to resolution of certain environmental representations by us. The purchase price was also subject to certain post-closing adjustments that were based on net working capital targets and performance measures. Finalization of the working capital adjustment in the first quarter of 2009 did not require any purchase price adjustment. In July of 2009, Diversey met certain environmental representations and Riverside released the $1.0 million escrow to Diversey. Diversey and Riverside finalized certain performance related adjustments during the second quarter of 2010 which did not require any purchase price adjustment.

The sale of Dubois resulted in a gain of approximately $14.8 million ($6.2 million after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. During the fiscal year ended December 31, 2009, Diversey reduced the gain by approximately $0.9 million ($0.6 million after tax) as a result of additional one-time costs, pension-related settlement charges, partially offset by proceeds from the environmental escrow. During the fiscal year ended December 31, 2010, Diversey reduced the gain by $0.1 million ($0.1 million after tax income) as a result of additional one-time costs and pension-related settlement charges. Any additional post-closing adjustments are not anticipated to be significant.

Income from discontinued operations relating to DuBois was comprised of the following (in millions):

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 28, 2008
Income from discontinued operations before taxes and gain from sale	$—	$—	$6.6
Tax provision on income from discontinued operations	—	—	(2.5)
Gain (loss) on sale of discontinued operations before taxes	(0.1)	(0.9)	14.8
Tax benefit (provision) on gain (loss) from sale of discontinued operations	—	0.2	(8.5)

Income (loss) from discontinued operations	$(0.1)	$(0.7)	$10.4

The asset purchase agreement relating to the DuBois disposition refers to ancillary agreements governing certain relationships between the parties, including a distribution agreement and supply agreement, each of which is not considered material to our consolidated financial results.

Polymer Business

On June 30, 2006, Johnson Polymer, LLC (“Johnson Polymer”) and JohnsonDiversey Holdings II B.V. (“Holdings II”), an indirectly owned subsidiary of Diversey, completed the sale of substantially all of the assets of the Polymer Business to BASF for approximately $470.0 million plus an additional $8.1 million in connection with the parties' estimate of purchase price adjustments that are based upon the closing net asset value of the Polymer Business. Further, BASF paid us $1.5 million for the option to extend the tolling agreement (described below) by up to six months. In December 2006, Diversey finalized purchase price adjustments with BASF related to the net asset value and we received an additional $4.1 million.

The Polymer Business developed, manufactured, and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry. The Polymer Business was a non-core asset of our Company and had been reported as a separate operating segment. The sale resulted in a gain of approximately $352.9 million ($256.7 million after tax), net of related costs.

Diversey recorded additional closing costs, reducing the gain by $0.2 million ($0.2 million after tax loss), during the fiscal year ended December 31, 2008. During the fiscal year ended December 31, 2009, Diversey recorded certain pension-related adjustments and additional closing costs, reducing the gain by $0.2 million ($0.2 million after tax loss). During the fiscal year ended December 31, 2010, Diversey recorded certain pension-related adjustments and additional closing costs, reducing the gain by $0.8 million ($0.8 million after tax loss). Any additional post-closing adjustments are not anticipated to be significant.

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

Tolling Agreement

A three-year agreement provided for the toll manufacture of polymer products by Diversey, at its manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement, after a nine month extension, was terminated on March 2010. The agreement specified product pricing and provides BASF the right to purchase certain equipment retained by Diversey.

In association with the tolling agreement, Diversey agreed to pay $11.4 million in compensation to SCJ, a related party, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location. We amortized $9.2 million of the payment into the results of the tolling operation over the term of the tolling agreement, with the remainder recorded as a reduction of the gain on discontinued operations.

We considered our continuing involvement with the Polymer Business, including the supply agreement and tolling agreement, concluding that neither the related cash inflows nor cash outflows were direct, due to the relative insignificance of the continuing operations to the disposed business.

Income from discontinued operations relating to the Polymer Business was comprised of the following (in millions):

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Loss on sale of discontinued operations before taxes	$(0.8)	$(0.2)	$(0.2)
Tax benefit on loss from sale of discontinued operations	—	—	—
Income (loss) from tolling operations	(9.5)	(1.1)	0.5
Tax provision on income (loss) from tolling operations	—	—	(0.2)

Income (loss) from discontinued operations	$(10.3)	$(1.3)	$0.1

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from our debt level as well as changes in foreign exchange rates and interest rates. In addition, risk exposures associated with raw materials price changes and customer credit have increased significantly relative to our historical experience due to the recent global economic slowdown, the credit crisis, and unprecedented volatility and unpredictability of raw materials prices. The following discussion does not consider the effects that an adverse change may have on the overall economy, and it also does not consider additional actions we may take to mitigate our exposure to these changes. We cannot guarantee that the actions we take to mitigate these exposures will be successful.

Debt Risk

We have a significant amount of indebtedness. As of December 31, 2010, we had total indebtedness of approximately $1.502 billion, consisting of $262.5 million of Holdings Senior Notes, $400 million of New Senior Notes, $814.8 million of borrowings under the credit agreement for our Senior Secured Credit Facilities and $24.2 million in other short-term credit lines. In addition, we had $169.6 million in operating lease commitments, $1.6 million in capital lease commitments and $3.7 million committed under letters of credit as of December 31, 2010.

Interest Rate Risk

As of December 31, 2010, we had approximately $814.8 million of debt outstanding under the credit agreement for the Diversey Senior Secured Credit Facilities based on LIBOR, EURIBO or the BA rate. To the extent LIBOR, EURIBO or the BA rate exceed the floor rates set forth in the credit agreement for the Diversey Senior Secured Credit Facilities, this debt will be subject to variable interest rate risk. Accordingly, our earnings and cash flows could be affected by changes in interest rates. At the above level of variable rate borrowings, we do not anticipate a significant impact on earnings in the event of an increase in LIBOR within a reasonable range. In the event of an adverse change in LIBOR EURIBO or the BA rate, however, management may take actions to attempt to mitigate our exposure to interest rate risk. Because it is difficult to predict what alternatives may be available to management in such an environment or their possible effects, this analysis does not consider any such actions. Further, this analysis does not consider the effects that such an environment could have on the financial or credit markets or economic activity in general.

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

Customer Credit Risk

Customer credit risk is the possibility of loss from customers’ failure to make payments according to contract terms. Given the recent credit crisis and volatility of the financial markets, we continue to monitor credit risk. Through December 31, 2010, we have not experienced an increased level of bad debt relative to our historical bad debt experience, and we believe that we are fully reserved for this financial risk as of December 31, 2010. As a result of the recent global economic slowdown and the tight credit markets, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products. A lack of liquidity in the capital markets may cause our customers to increase the time they take to pay or default on their payment obligations, which would negatively affect our results. We have an active collections program in place to help mitigate this potential market risk to the fullest extent possible.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to Consolidated Financial Statements beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During fiscal years 2010 and 2009 and through the date of this annual report, there were no disagreements with Ernst & Young LLP, our independent registered public accounting firm, on accounting principles or practices, financial statement disclosures, audit scope or audit procedures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Diversey Holdings’ Disclosure Controls and Internal Control over Financial Reporting. As of December 31, 2010, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management team is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management team, with the participation of our CEO and CFO, has evaluated the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management team has concluded that, as of the end of December 31, 2010, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as of December 31, 2010. Its report appears in the consolidated financial statements included in this annual report of Form 10-K on page F-3.

Limitations on the Effectiveness of Controls. Our management team, including the CEO and CFO, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Holdings and Diversey have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers, their ages as of March 4, 2011, and their positions and offices:

Name	Age	Position
Helen P. Johnson-Leipold	54	Director and acting Chairman (1)
S. Curtis Johnson III	55	Chairman (1)
Edward F. Lonergan	51	Director, President and Chief Executive Officer
Norman Clubb	56	Executive Vice President and Chief Financial Officer
Scott D. Russell	49	Executive Vice President, Chief Compliance Officer, General Counsel, Secretary and Interim Global Human Resources Lead
Manvinder S. Banga	56	Director
Todd C. Brown	61	Director
Robert M. Howe	66	Director
Winifred J. Marquart	51	Director
George K. Jaquette	36	Director
Philip W. Knisely	56	Director
Clifton D. Louis	55	Director
Richard J. Schnall	41	Director

(1)       Mr. Johnson took a leave of absence from his position as Chairman effective February 21, 2011. On March 17, 2011, Mr. Johnson announced his retirement from his position as Chairman effective as of March 31, 2011.

Helen P. Johnson-Leipold has been acting Chairman since February 2011. She has served as a director since May 2002. Ms. Johnson-Leipold was a director of CMH from November 1999 through May 2003, and again has served as director of CMH since July 2009; and of DI since December 1999. Since 1999, Ms. Johnson-Leipold has been the Chairman and Chief Executive Officer of Johnson Outdoors Inc., a manufacturer and marketer of outdoor recreational equipment. In addition, since July 2004, she has been Chairman of Johnson Financial Group, a global financial services company. From 1995 through 1999, she was with SCJ in various executive positions, last serving as Vice President – North America Consumer Cleaning Products. Ms. Johnson-Leipold is a descendant of Samuel Curtis Johnson, sister of S. Curtis Johnson III, the Chairman of the Company who is currently on a leave of absence from this position, sister of Winifred J. Marquart, a director, and cousin of Clifton D. Louis, another director of our Company.

S. Curtis Johnson III has been Chairman since November 2001 and in presently on a leave of absence. He also has been Chairman of CMH since November 1999 until his leave of absence from this position. Mr. Johnson joined SCJ in 1983 and became a general partner of Wind Point Partners, L.P., a venture capital partnership which he co-founded and in which SCJ was a major limited partner. He also served as Vice President – Global Business Development of SCJ from October 1994 to February 1996. Since joining SCJ in August 1983, Mr. Johnson has served in several other offices, including Vice President and Managing Director of Mexican Johnson, a subsidiary of SCJ, and Director – Worldwide Business Development. Mr. Johnson earned a Bachelor of Arts degree in Economics from Cornell University in 1977 and a Master of Business Administration in Marketing/Finance from Northwestern University in 1983. Mr. Johnson also serves as a director of Cargill, Incorporated and serves on the Council of the World Wildlife Fund. He is a descendant of Samuel Curtis Johnson, the brother of Helen P. Johnson-Leipold, a director and our acting Chairman, Winifred J. Marquart, another director, and cousin of Clifton D. Louis, another director of our Company.

Edward F. Lonergan has served as director and President and Chief Executive Officer since February 13, 2006. Mr. Lonergan has also served as director and President and Chief Executive Officer of DI since February 13, 2006. Prior to joining us, Mr. Lonergan had over 25 years of experience in the consumer products industry, most recently serving as President of the European region for The Gillette Company from May 2002 until January 2006. He was employed from 1981 to April 2002 by The Procter & Gamble Company, where he held a variety of responsibilities including most recently Customer General Management assignments in Europe and the United States. Mr. Lonergan graduated from Union College of New York in 1981 with a Bachelor of Arts degree in Political Science.

Norman Clubb has served as Executive Vice President and Chief Financial Officer since January 2010. Prior to that he was a Director from February 2007 – November 2009. Before joining us, Mr. Clubb was appointed President and Chief Operating Officer for Unilever Foodsolutions in November 2004 and led the company’s North American operations. In September 2007, he assumed leadership of the new American region, which includes both North and South America. Previously he served as Senior Vice President Finance and Information for Unilever’s Foods Division from 2000 – 2004; Senior Vice President Finance for Central Asia and Middle East Business Group from 1999 – 2000; and SVP Finance and Supply Chain for the DiverseyLever Business Group from 1996 – 1999.

Scott D. Russell has served as Executive Vice President, Chief Compliance Officer, General Counsel and Secretary for Holdings and Diversey since January 2011. He has also served as an Interim Global Human Resources Lead since October 2010. He was Holdings’ and Diversey’s Senior Vice President, General Counsel and Secretary from January 2007 through December 2010 and Senior Counsel from May 2006 through December 2006. From May 1993 until October 2005, Mr. Russell was at RR Donnelley, a global full-service provider of print and related services, including business process outsourcing, most recently as Vice President, Deputy General Counsel and Assistant Secretary. From October 1988 to May 1993, he was an associate in the corporate practice group of Skadden, Arps, Slate, Meagher & Flom LLP & Affiliates. Mr. Russell holds a Bachelor of Arts degree in Economics and Political Science from Alma College and a Juris Doctor degree from the Universityof Detroit School of Law.

Manvinder S. Banga has served as a director since August 2010. He is an operating partner with Clayton, Dublier & Rice. Mr. Banga served in a variety of roles over a 33-year career with Unilever, most recently as President, Foods, Home and Personal Care and as a member of the Unilever plc Executive Committee. He has served on the Prime Minister of India’s Council of Trade & Industry since 2004. Mr. Banga also serves as a non-executive director on the boards of Thomson Reuters and Maruti Suzuki Ltd.

Todd C. Brown has served as a director since May 2002. Mr. Brown was a director of CMH from April 2001- May 2003 and of DI since April 2001. Mr. Brown served as Vice Chairman of ShoreBank Corporation from August of 2003 until his retirement in December of 2009. From 1985 through June 2003, Mr. Brown served in various positions at Kraft Foods, Inc., most recently as Executive Vice President and President of its e-Commerce Division from January 2001 until June 2003 and President of Kraft Foodservices Division from April 1998 until December 2000.

Robert M. Howe has served as a director since May 2002. He was a director of Holdco from November 1999 – May 2003 and of DI since September 1997. Since November 2002, Mr. Howe has been the Chairman of Montgomery Goodwin Investments, LLC, a private investment and consulting firm. He is also a managing partner of High Note Ventures, a venture development company. From April 2000 to September 2002, Mr. Howe was the Chairman of Scient, Inc., a provider of integrated e-Business strategy and technology services, and previously served as its Chief Executive Officer. Prior to that, Mr. Howe was with International Business Machines Corporation, last serving as General Manager of its global banking, financial and securities services business. He has been a director of Symphony Services, an information technology consulting firm, since July 2004.

Winifred J. Marquart has served as a director since February 2011. She has served as President of The Johnson Family Foundation since December, 1994 and was elected to The Johnson Foundation board of trustees in 2004. She has served on the board of directors of Johnson Financial Group, a global financial services company, since July 1999 and the board of trustees at Norfolk Academy since 1998. From 1986 to November 1986, Ms. Marquart was Project Coordinator in Corporate Public Affairs at SCJ. Ms. Marquart is a descendant of Samuel Curtis Johnson, a sister of Helen P. Johnson-Leipold, a director and the Company’s acting Chairman, and S. Curtis Johnson III, the Chairman of the Company who is currently on a leave of absence from this position, and cousin of Clifton D. Louis, another director of the Company.

George K. Jaquette has served as a director since November 2009. He has been with Clayton, Dubilier & Rice for eleven years. He has been involved in a broad range of transactions and was instrumental in the Firm’s investment in, and subsequent sale of VWR, where he also served as a director. Previously, he worked in the principal investment area and investment banking division of Goldman, Sachs & Co. He also worked at K Capital Management, a multi-strategy investment firm. Mr. Jaquette earned a Bachelor Degree from Bucknell University and a Master of Business Administration. from Harvard Business School.

Philip W. Knisely joined the Board of Director in February 2010. He retired from Danaher Corporation in 2010 where he served for 10 years as Executive Vice President and Corporate Officer. Mr. Knisely was a member of the Office of the Chief Executive managing the performance, corporate strategy, and organization evolution of the corporation. Danaher Corporation (NYSE:DHR) is a leading $12B manufacturer of medical equipment, environmental and professional Instrumentation. He continues in a consulting capacity for Danaher. Prior to joining Danaher, Mr. Knisely was Co-Founder, President and CEO of Colfax Corporation, where he managed portfolio companies totaling $900 million in revenue with $200 million in equity capital investments (NYSE:CFX). He served as President of AMF Industries, a privately held diversified manufacturer firm, from 1988-1995, and before AMF, Mr. Knisely had a ten-year career with Emerson Electric. He received a BSIE from General Motors Institute in 1976 and his MBA in 1978 from the Darden School of Business. Mr. Knisely was a 1977 Shermet Award winner while at Darden and today is a member of the Darden School Foundation Board of Trustees. In 2011, Mr. Knisely became an Advisor to Clayton, Dubilier & Rice and serves as Chairman of Atkore International. Atkore International is a global leader in the design, manufacture and distribution of galvanized steel tubes and pipes, armored wire and cable and building components.

Clifton D. Louis has served as a director since May 2002. Mr. Louis was a director of Holdco from November 1999 – May 2003, and again since July 2009; and of DI since December 1999. Mr. Louis is the owner of The Vineyard, Inc., a retail wine store, and has been its President and Chief Executive Officer since 1985. Mr. Louis is a descendant of Samuel Curtis Johnson and a cousin of Helen P Johnson-Leipold, a director and the Company’s acting Chairman, S. Curtis Johnson III, the Chairman of the Company who is currently on a leave of absence from this position, and Winifred J. Marquart, another director of the Company.

Richard J. Schnall has served as a director since November 2009. He has been with Clayton, Dubilier & Rice for fifteen years. Mr. Schnall led CD&R’s purchase and subsequent sale of VWR; the acquisition of HGI Holding, Inc.; the acquisition of U.S. Foodservice from Royal Ahold N.V.; the investment in Sally Beauty; and the public-to-private negotiation for and acquisition of Brakes. As a board member of Alliant, he led negotiations which resulted in its profitable sale. Previously, Mr. Schnall worked in the investment banking divisions of Smith Barney & Co. and Donaldson, Lufkin & Jenrette, Inc. He is a director of HGI Holding, Inc., Sally Beauty and U.S. Foodservice. He is a graduate of the University of Pennsylvania’s Wharton School and holds a Master of Business Administration. from Harvard Business School.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

Pursuant to the Stockholders Agreement, each of CMH and CD&R Investor has the right to representation on the board of directors of any subsidiary of Holdings, including us, in proportion to the relative number of such party’s designees on the Holdings Board. We currently have ten directors, five of which were designated by CMH and four of which were designated by CD&R Investor. Therefore, the CD&R Investor may designate its fifth Director to match the right of representation on the board of directors of any subsidiary of Holdings. Mr. Lonergan, our President and Chief Executive Officer, serves as the tenth director. The composition of our board of directors mirrors the Holdings Board.

Ms. Johnson-Leipold, Ms. Marquart and Messrs. Brown, Howe, and Louis were elected to our board of directors pursuant to our obligations to CMH under the Stockholders Agreement. Messrs. Banga, Jaquette, Knisely, and Schnall were elected to our board of directors pursuant to our obligations to CD&R Investor under the Stockholders Agreement. Each of our directors brings specific experience, qualifications, attributes and skills to our board of directors.

As the acting Chairman of our Company, Ms. Johnson-Leipold has detailed knowledge of our Company and its history, employees, client base, prospects and competitors. Prior to serving as acting Chairman and before joining Johnson Outdoors, Inc., where she currently serves as Chairman and Chief Executive Officer, Ms. Johnson-Leipold held senior management positions with SCJ, including Vice President – Worldwide Consumer Products. Ms. Johnson-Leipold, together with her relatives, Mr. Johnson, Ms. Marquart and Mr. Louis, has a detailed understanding of our history and culture, including the principles described in “The Diversey Way.”

The CMH nominated independent directors, Messrs. Brown and Howe, each bring beneficial experience and attributes to our board. Mr. Brown spent a significant portion of his career with Kraft Foods, Inc., including service as Executive Vice President, and most recently was Vice Chairman of ShoreBank Corporation prior to retiring at the end of 2009. Mr. Brown has served on our board and Holdings’ board since 2001. Mr. Howe has a strong background in information technology and e-commerce from past experience with Scient, Inc. and International Business Machines Corporation. Mr. Howe has served on our board and Holdings’ board since 2002.

Messrs. Banga, Jaquette, and Schnall are each actively involved in managing the portfolio of investments in public and private companies by CD&R Investor and its affiliates, and each serve on the board of directors for certain of such portfolio companies. All have significant experience and expertise with companies having a distribution and service focus.

The CD&R Investor nominated director, Mr. Knisely, has an extensive career in business and academia that will benefit our board’s discharge of its responsibilities. Mr. Knisely formerly served as Executive Vice President and Corporate Officer of Danaher Corporation and has over 30 years experience in diversified manufacturing operations.

In addition to the members designated by CMH and CD&R Investor, Mr. Lonergan’s day-to-day leadership of our company provides him with intimate knowledge of our operations. Mr. Lonergan also has over 25 years of experience in the consumer products industry.

Our board believes that the qualifications described above bring a broad set of complementary experience, coupled with a strong alignment with the interest of the stockholders of Holdings, to the board’s discharge of its responsibilities.

Although we do not maintain a formal diversity policy governing board nominations, we continually strive to make progress toward board diversity in accordance with our key cultural indicators, which define our “The Diversey Way” culture.

Audit Committee

The Audit Committee of our board of directors appoints our independent registered public accounting firm, reviews the scope and results of the audits with the auditors and management, approves the scope and results of the audits, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent registered public accounting firm. The members of our Audit Committee are Robert M. Howe, chairperson of the Audit Committee, Todd C. Brown and Philip W. Knisely. Our board of directors has determined that Messrs. Howe, Brown and Knisely meets the definition of an audit committee financial expert, as set forth in Item 401(h)(2) of Regulation S-K, and has also determined that each of Messrs. Howe and Brown meet the independence requirements of the SEC.

Code of Ethics

We, Diversey and our employees operate under “The Diversey Way” statement of values and operating principles which extends to our customers and users, the general public, our neighbors and the world community. We have adopted a Finance Officers Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer. In addition and as a best practice, this code has been executed by all other key financial and accounting personnel. Furthermore, we have adopted a general code of business conduct for all of our directors, officers and employees, which is known as the Diversey Holdings, Inc. Code of Ethics and Business Conduct. The Finance Officers Code of Ethics, the Diversey, Inc. Code of Ethics and Business Conduct and other information regarding our corporate governance is available on our website (www.diversey.com), or free of charge by writing c/o Investor Relations at the address on the cover page of this annual report on Form 10-K. In addition to any reports required to be filed with the SEC, we intend to disclose on our website any amendments to, or waivers from, the Finance Officers Code of Ethics or the Diversey Holdings, Inc. Code of Ethics and Business Conduct that are required to be disclosed pursuant to SEC rules. To date, there have been no waivers of the Finance Officers Code of Ethics or the Diversey Holdings, Inc. Code of Ethics and Business Conduct.

ITEM 11 –	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (CD&A)

Organization of Information

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy, programs and policies, and includes analysis on the compensation earned by our Named Executive Officers (“NEOs”) as detailed in the accompanying executive compensation tables. The NEOs are also executive officers of Diversey. The following CD&A applies to each of the executive officers in connection with their services as executive officers of both us and Diversey. All compensation has been, and will be, paid by Diversey. The CD&A covers the following topics:

•	Consideration of Shareholder Advisory Vote

•	Overview of the Role of the Company’s Compensation Committee (“Compensation Committee”) in Executive Compensation

•	Executive Compensation Philosophy and Objectives

•	Compensation Elements and Pay Mix

•	Determining Compensation Levels

•	Executive Compensation Market Benchmarking and Peer Group

•	Total Target Compensation Relative to Market Compensation

•	Program Components and Policies:

•	Base Salary

•	Annual Incentives

•	Long-Term Incentives

•	Executive Severance

•	Executive Benefits and Perquisites

•	Tax, Regulatory and Accounting Implications

•	Assessment of Incentive Risk

•	Executive Compensation Tables and Supplemental Narrative Disclosures

•	Compensation Committee Report

•	Compensation Committee Interlocks and Insider Participation in Compensation Decisions

•	Director Compensation

Consideration of Shareholder Advisory Vote

The Compensation Committee believes that the non-binding shareholder advisory vote on the Company’s executive compensation will provide useful feedback to the Compensation Committee regarding whether it is achieving its goal of designing an executive compensation program that promotes the best interests of the Company by providing its executives with the appropriate compensation and meaningful incentives. The Compensation Committee intends to review the results of the advisory vote, being completed for the first time this year, and will consider this feedback as it completes its annual review of each pay element and the total compensation packages for our NEOs with respect to the next fiscal year.

Overview of the Role of the Compensation Committee in Executive Compensation

The Compensation Committee charter gives the Compensation Committee responsibility over executive compensation matters. The Compensation Committee is appointed by the Diversey board of directors (“Board”), and is charged with approving and overseeing all executive compensation programs and policies. The Compensation Committee approves all compensation actions with respect to our NEO compensation.

The Compensation Committee relies on management and outside advisors for staff work, contextual information and technical guidance in conducting its affairs. For the past several years, the Compensation Committee has retained W.T. Haigh & Company (“Haigh”), a compensation consulting firm in Cambridge, Massachusetts, to provide independent advice on executive and director compensation and to conduct independent studies when needed. Haigh reports directly to the Compensation Committee and has worked exclusively on executive compensation and does not have other consulting arrangements with the Company.

On November 24, 2009, our Company completed a recapitalization plan and commenced a new partnership with CD&R, a leading private equity firm. Effective on that date, the Board was reconstituted and a new Compensation Committee was established. All references in this CD&A to actions taken by the Compensation Committee in 2010 and 2011 apply to the Compensation Committee that was in place after the recapitalization.

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

We have adopted the following objectives as the foundation for our executive compensation philosophy:

•

Ensure that our total rewards program motivates and drives a pay-for-performance culture, including the successful achievement of the financial metrics established as part of the bank-approved financing plan.

•	Reward executives appropriately based on their job responsibilities and performance, individual contribution to the business, overall business performance, and local market considerations.

•	Ensure total rewards are externally competitive and administered with internal equity in mind.

•

Align total rewards to support our strategic objectives and align with shareholder interests. Specifically, in 2010, we structured the terms of incentive compensation to include performance hurdles that enabled our Company to meet debt obligations, with adequate cushion, before annual or long-term incentives are funded for executives. Our goal is to provide for a fair economic sharing between management and shareholders only when performance hurdle requirements have been met and our bank-approved financing plan goals have been achieved.

•	Comply with all applicable laws and regulations.

Compensation Elements and Pay Mix

Our executive compensation program includes the following elements, all of which are described in more detail below.

1. Direct Compensation, which includes:

•	Base salary

•	Annual incentives

•	Long-term incentives

We structure our executives’ direct compensation to deliver a substantial portion of value through variable, performance-based annual and long-term incentives. The allocation between annual and long-term incentives is determined based on market benchmarking against our peer group (as described below), with a higher proportion delivered through long-term incentives. The incentive components (both annual and long-term) are intended to motivate and reward sustained profitable growth, reinforce executive accountability and increase enterprise value for our shareholders. This is especially critical in light of our growth goals and strategic priorities that we established for meeting our financial obligations and delivering long-term value to our shareholders. As a result of this emphasis on performance-based incentive pay, we expect direct compensation amounts to vary from year to year.

In 2010 we implemented a new equity-based incentive plan to align the long-term interests of our executives with those of our shareholders. The provisions of our new equity-based incentive program are described in more detail under “Long Term Incentives.”

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

Determining Compensation Levels

The following are key factors we consider in determining compensation levels for our executives:

1.	Performance. We consider the performance of our Company, as well as individual performance and contributions. Performance goals are defined annually, and we utilize a disciplined performance review process to ensure that our executives’ goals align with the achievement of our business plan and with our strategic priorities. Company goals require aggressive growth year over year and have only been fully attained in four of the last eight years.

2.	Market competitiveness. We benchmark compensation for our executive positions to comparable jobs in the marketplace to understand what we need to pay to stay competitive. The process for conducting market benchmarking and determining market competitiveness is described in more detail in the material that follows.

3.	Cost. We review the cost of our executive rewards program for reasonableness in light of our financial condition and relative to our performance. In addition, as mentioned above, in 2010 we structured the incentive components of our program so that we met our debt obligations with a fair return to shareholders before executives earned incentives.

4.	Internal equity. We assess the relative value of our executive positions using factors such as responsibilities and performance, scope and impact, problem solving and leadership. Our goal is to compensate executives fairly and equitably based on each executive’s role and potential impact on our company’s and Diversey’s success.

Executive Compensation Market Benchmarking and Peer Group

We are a market leader in our industry with a broad, diversified line of products and related services. As a result, we seek to attract and retain highly qualified executives from companies with a similar business mix and profile, but which are not necessarily direct business competitors. We use the following criteria to assist with the selection of peer companies for purposes of market benchmarking compensation for our executives:

•	Manufacturing companies

•	Comparable revenues ($1–6 billion)

•	Global scope (measured by foreign sales as a percentage of total sales)

•	Growth orientation in terms of EBITDA and sales

•	Service, business-to-business and technology orientation

•	Source for executive talent

•	United States public companies (to access data)

Based on these factors, our current peer group consists of the following 20 companies:

Acuity Brands, Inc.	FMC Corporation	Sensient Technologies Corporation
Albemarle	H.B. Fuller Company	Sigma-Aldrich Company
Avery Dennison Corporation	Goodrich Corporation	Snap-On Inc.
Cabot Corporation	Lubrizol Corporation	Westlake Chemical Corporation
Clorox Company	Nalco Holding Company	W.R. Grace & Co.
Corn Products International, Inc.	Olin Corporation	W.W. Grainger, Inc.
Ecolab Inc.	Sealed Air Corporation

The Compensation Committee last reviewed and approved our peer group in October 2010. At that time, we deleted Brunswick Corp. and EMCOR Group which did not fully meet our criteria. We added Albermarle and W.R. Grace which generally met our selection criteria. Based on this list, we are in the mid-range of the peer group in terms of revenue. We intend to continue to review and refine our peer group periodically.

Each year Diversey reviews executive market total compensation with the Compensation Committee. The Compensation Committee uses Haigh to compare our executive compensation levels against compensation levels for similar executive positions in the peer group. In addition, Diversey participates in an executive compensation study conducted by Hewitt Associates that includes similar companies based on various factors, including certain of the same criteria used to define our peer group. We also validate these peer company findings with general industry compensation data for similar sized companies using Mercer and Hewitt surveys. We use the comparisons made in this process to develop competitive market ranges for our executives for purposes of assessing overall market competitiveness.

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

On February 1, 2010 our Compensation Committee approved the following 2010 base salaries for our NEOs:

	Base Salary Rate
Name	2009	2010
Edward F. Lonergan	$825,000	$850,000
S. Curtis Johnson III	650,000	650,000
Norman Clubb	n/a	500,000
Scott D. Russell	330,000	360,000

2010 Additional Individual that Qualifies:
Joseph F. Smorada	500,000	500,000

Annual Incentives

Our Annual Incentive Plan (“AIP”) is designed to recognize and reward outstanding performance, achievements and contributions to fiscal year results and focus attention on specific challenges and opportunities as defined by and aligned with our strategy. The Plan is a goal-based program for executives. Each year, performance goals are established and approved by our Compensation Committee which provides a basis for funding the overall AIP pool globally for all participants. The following were the performance categories and weightings applicable for 2010:

•	Management EBITDA (55% weighting)

•	Net Sales Growth (15% weighting)

•	Working Capital (30% weighting)

Our AIP incentive design includes threshold financial performance hurdles that must be met before any incentives can be earned under this plan. This ensures that adequate funds are available to satisfy outstanding debt and provides for a reasonable and fair distribution of incremental profit between management and shareholders.

Target awards and potential payouts are defined for each executive based on an evaluation of financial results and individual contributions. These amounts are reviewed and approved annually by the Compensation Committee. The following table presents the 2010 annual incentive opportunities for our NEOs:

AIP AWARD OPPORTUNITY (% OF BASE SALARY)

Name	Minimum	Target	Maximum
Edward F. Lonergan	0%	100%	200%
S. Curtis Johnson III	0%	80%	160%
Norman Clubb	0%	65%	130%
Scott D. Russell	0%	50%	100%

2010 Additional Individual that Qualifies:
Joseph F. Smorada	0%	65%	130%

Payments are generally made in cash in the first or early second quarter of the fiscal year after approval by the Compensation Committee. The Compensation Committee determines whether goals have been met under the AIP Plan.

Long-Term Incentives

2010 Stock Incentive Plan

On January 11, 2010, the Board approved a new Stock Incentive Plan. The principal objectives of this plan are to:

•	Align incentives and interests between management and shareholders

•	Promote an “owner” mentality through providing an opportunity to acquire equity ownership in the company

•	Focus management on long-term value creation

•	Promote teamwork by building a strong affiliation and link to total enterprise success

All NEOs with the exception of Mr. Smorada, who retired on March 31, 2010, are participants in the plan. In addition, approximately 50 other associates participate in the program.

The new program consists of three components:

1.	One-time offering to allow participants to purchase shares at the current share price at the time of the offering.

2.	Conversion of outstanding cash awards under previously granted LTIP cycles (2008-2010 and 2009-2011) into Deferred Share Units (DSUs) based on the then current share price at time of conversion:

•	Consistent with the prior cash LTIP, DSUs are subject to earn-out based on the attainment of the preset EBITDA growth goals approved by the Compensation Committee.

•

Amounts earned through December 31, 2009 for the 2008-2010 and 2009-2011 performance cycles were determined and approved by the Compensation Committee on a prorated basis for the number of completed years in each cycle based on performance versus goals established at the beginning of each performance cycle. DSUs granted based on the completed performance cycles remain subject to attainment of threshold levels of EBITDA for the remaining portions of the cycles starting January 1, 2010.

•

Amounts earned for the remaining portions of cycles starting on January 1, 2010 are subject to earn-out based on new EBITDA goals established by the Compensation Committee and are capped at 100% of target award levels (prior plan had a 200% of target award cap).

3.	Matching grants of stock options based on shares purchased and DSUs at a multiple based on the participant’s tier up to preset limits (as described below in the footnotes of the “Grants of Plan-Based Awards Table").

The table below presents a summary of stock purchases, LTIP conversions into DSUs and matching stock option grants made in January and February 2010:

Name	# of Purchased Shares	Matched Options to Shares Purchased	# of DSUs	Matched Options from DSUs
Edward F. Lonergan	125,000	500,000	622,800	2,491,200
S. Curtis Johnson III	500,000	200,000	458,500	458,500
Norman Clubb	95,000	285,000	60,000	180,000
Scott D. Russell	50,100	150,300	123,225	369,675

As stated above, the grants of DSUs are in replacement of the former cash LTIP program's three-year performance cycles granted for fiscal 2008 and 2009. Grants of matching options are intended to cover a multi-year period and are forfeitable based on a combination of service, performance and DSU tax withholding provisions. The Compensation Committee does not intend to make additional equity grants to our NEOs for the next three fiscal years.

Please see the "Summary Compensation Table" and the "Grants of Plan-Based Awards Table" below for more information.

Executive Severance

The Compensation Committee has approved an executive severance policy for certain key employees including our NEOs (excluding Mr. Johnson). Key provisions of the executive severance policy are identified below:

•	Cash severance (salary continuation) of two times base salary for NEOs.

•	Pro rata AIP bonus for fiscal year in which termination occurs.

•	Performance bonus (AIP) at the target level for each year during the salary continuation period.

•	Pro rata payout of outstanding DSU awards and in-the-money value of vested options.

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

Executive Flexible Spending Account:

Our NEOs are eligible for flexible spending accounts with annual limits to be used for such items as country club and health club dues, financial planning, tax advice and preparation, estate planning, legal fees associated with estate or property matters, automobile lease and automobile payments.

For 2010, the maximum annual amount available to Mr. Lonergan under his flexible spending account was $25,000 and the maximum amount available to each of the other NEOs was $15,000 ($10,000 for Mr. Russell).

Use of Company Resorts:

Through a shared service agreement with SCJ (as defined in Item 13 of this Form 10-K) our executives, including our NEOs, are eligible to use the SCJ-owned property in Aspen, Colorado. None of the named NEOs used this resort in 2010.

Retirement Plans:

Our NEOs participate in company-sponsored retirement plans available broadly to our employees. These plans are described below in the narrative disclosure following the Pension Benefits table.

Executive LTD Plan:

We sponsor an executive long-term disability (“LTD”) plan for U.S. based NEOs to supplement the maximum monthly benefit limits ($12,500) in our broad-based U.S. LTD plan. The covered NEOs are Mr. Lonergan, Mr. Johnson, and Mr. Russell. Mr. Clubb will be offered participation in 2011. The policy provides an additional $2,500 monthly LTD benefit ($5,000 for Mr. Johnson) for covered NEOs.

Deferred Compensation Plan:

We sponsor a non-qualified deferred compensation plan that allows employees to defer a portion of their base salary and annual performance bonus every year. None of our NEOs have elected to participate in the plan through December 31, 2010.

Tax, Regulatory and Accounting Implications

The Company believes it is operating its executive compensation programs in good faith compliance with respect to all tax, regulatory and accounting standards.

Assessment of Incentive Risk

In December 2010, Haigh shared the conclusions of its risk review of our compensation programs with the Compensation Committee. The goal of this audit was to determine whether the general structure of our policies and programs pose any material risks to our company.

Based on this review, the Compensation Committee determined that the performance goals and incentive plan structures would not result in encouraging any excessive risk or inappropriate actions that would not be in the best interests of shareholders.

Executive Compensation Tables and Supplemental Narrative Disclosures

Overall, compensation levels for 2010 and actions taken in 2011 reflect continuing progress versus our financial and strategic growth goals, although AIP levels reflect awards slightly below target for NEOs for 2010 due to the following:

•	Net sales growth that did not meet threshold levels and working capital performance that was slightly below target levels.

•	This was offset slightly by overachievement of Management EBITDA targets.

DSUs granted for the 2008-2010 performance cycle were vested at 100% based on overachievement of Management EBITDA.

The following tables and narrative disclosure provide additional information about the material components of our NEO compensation and the related actions taken by the Compensation Committee in 2010 and the first quarter of 2011.

Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs including the CEO and President, the CFO and the other three most highly compensated executive officers, who served in such capacities during 2010. Note that the grants of DSUs (shown in "Stock Awards") are in replacement of the former cash LTIP program's three-year performance cycles granted for fiscal 2008 and 2009. Grants of matching options (shown in "Option Awards") are intended to cover a multi-year period and are forfeitable based on a combination of service, performance and DSU tax withholding provisions. The Compensation Committee does not intend to make additional equity grants to our NEOs for the next three fiscal years.

2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings [1]	All Other Compensation		Total
Edward F. Lonergan	2010	$843,462	$0		$6,228,000	[2]	$10,247,851	[3]	$732,700	[4]	$22,559	$222,281	[5]	$18,296,853
CEO	2009	825,000	300,000	[6]					4,468,500	[7]	38,419	222,142	[8]	5,854,061
	2008	811,038	0						3,952,500	[9]	145,125	29,973	[10]	4,938,636

S. Curtis Johnson III	2010	650,000	0		4,585,000	[11]	2,256,021	[12]	448,240	[13]	126,941	136,330	[14]	8,202,532
Chairman	2009	650,000	0						2,979,600	[15]	-220,144	128,671	[16]	3,538,127
	2008	650,000	0						3,413,520	[17]	49,104	13,807	[18]	4,126,431

Norman Clubb	2010	480,769	20,000	[19]	600,000	[20]	1,593,090	[21]	302,250	[22]	0	63,735	[23]	3,059,844
CFO
Scott D. Russell	2010	352,154	0		1,232,250	[24]	1,781,434	[25]	167,400	[26]	4,886	74,226	[27]	3,612,349
General Counsel	2009	330,000	200,000	[28]					587,333	[29]	8,483	71,309	[30]	1,197,125
	2008	322,385	0						588,000	[31]	41,660	23,139	[32]	975,184

2010 Additional Individual that Qualifies:
Joseph F. Smorada	2010	140,382	0						1,334,588	[33]	7,487	679,820	[34]	2,162,276
CFO	2009	500,000	200,000	[35]					1,390,350	[36]	15,655	276,160	[37]	2,382,165
	2008	493,349	0						1,588,200	[38]	103,778	39,476	[39]	2,224,803

1.	Includes the annual change in pension value only. None of the NEOs participate in the Company's Nonqualified Deferred Compensation Plan. Please refer to "Pension Benefits " for the specific assumptions used in estimating present value.
2.	Includes grant date fair value of $2,898,000 for 289,800 performance Deferred Share Units (DSUs) granted for the 2008-2010 performance cycle and $3,330,000 related to 333,000 DSUs granted for the 2009-2011 performance cycle.
3.	Equals the grant date fair value of 2,991,200 total options granted in 2010. 2,491,200 options were granted based on the number of DSUs for the 2008-2010 and 2009-2011 performance cycles subject to additional service based vesting provisions if earned. 500,000 were granted based on number of shares directly purchased and are subject to additional service based vesting provisions.
4.	Represents AIP bonus earned during 2010.
5.	Consists of $25,000 of flexible spending account, $1,316 of premiums for company provided life insurance, $1,209 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contribution, $163,796 of 401(k) excess contribution, and $2,000 of retiree medical savings account company match.
6.	One-time cash bonus for the exceptional commitment made in preparing, managing, and delivering the closing of the financial restructuring of the company.
7.	Non-Equity Incentive Plan Compensation earned during 2009 includes AIP bonus of $1,039,500 and an LTIP payout of $3,429,000 for the 2007-2009 performance cycle.
8.	Consists of $25,000 of flexible spending account, $1,723 of premiums for company provided life insurance, $1,209 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contribution, and $165,250 of 401(k) excess contribution.
9.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $1,072,500 and an LTIP payout of $2,880,000 for the 2006-2008 performance cycle.
10.	Consists of $25,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,723 of premiums for company provided life insurance, and $2,000 of retiree medical savings account company match.
11.	Includes grant date fair value of $2,254,000 for 225,400 DSUs granted for the 2008-2010 performance cycle and $2,331,000 related to 233,100 DSUs granted for the 2009-2011 performance cycle.
12.	Equals the grant date fair value of 658,500 total options granted in 2010. 458,500 options were granted based on the number of DSUs for the 2008-2010 and 2009-2011 performance cycles subject to additional service based vesting provisions if earned. 200,000 were granted based on number of shares directly purchased and are subject to additional service based vesting provisions.
13.	Represents AIP bonus earned during 2010.
14.	Consists of $1,006 of premiums for company provided life insurance, $2,504 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contribution, $101,860 of 401(k) excess contribution, and $2,000 of retiree medical savings account company match.
15.	Non-Equity Incentive Plan Compensation earned during 2009 includes AIP bonus of $613,600 and an LTIP payout of $2,366,000 for the 2007-2009 performance cycle.
16.	Consists of $1,357 of premiums for company provided life insurance, $2,504 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contribution, $93,850 of 401(k) excess contribution, and $2,000 of retiree medical savings account company match.
17.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $533,520 and an LTIP payout of $2,880,000 for the 2006-2008 performance cycle.
18.	Consists of $1,250 of flexible credit for benefits, $1,357 of premiums for company provided life insurance, $9,200 of 401(k) company match, and $2,000 of retiree medical savings account company match.

19.	Represents Signing Bonus.
20.	Includes grant date fair value of $200,000 for 20,000 DSUs granted for the 2008-2010 performance cycle and $400,000 related to 40,000 DSUs granted for the 2009-2011 performance cycle.
21.	Equals the grant date fair value of 465,000 total options granted in 2010. 180,000 options were granted based on the number of DSUs for the 2008-2010 and 2009-2011 performance cycles subject to additional service based vesting provisions if earned. 285,000 were granted based on number of shares directly purchased and are subject to additional service based vesting provisions.
22.	Represents AIP bonus earned during 2010.
23.	Consists of $14,839 of flexible spending account, $774 of premiums for company provided life insurance, $5,385 of 401(k) company match, $19,160 of 401(k) pension plan contributions, and $23,577 of 401(k) excess contribution.
24.	Includes grant date fair value of $483,000 for 48,300 DSUs granted for the 2008-2010 performance cycle and $749,250 related to 74,925 DSUs granted for the 2009-2011 performance cycle.
25.	Equals the grant date fair value of 519,975 total options granted in 2010. 369,675 options were granted based on the number of DSUs for the 2008-2010 and 2009-2011 performance cycles subject to additional service based vesting provisions if earned. 150,300 were granted based on number of shares directly purchased and are subject to additional service based vesting provisions.
26.	Represents AIP bonus earned during 2010.
27.	Consists of $10,000 of flexible spending account, $557 of premiums for company provided life insurance, $1,360 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contributions, $31,349 of 401(k) excess contribution, and $2,000 of retiree medical savings account company match.
28.	One-time cash bonus for the exceptional commitment made in preparing, managing, and delivering the closing of the financial restructuring of the company.
29.	Non-Equity Incentive Plan Compensation earned during 2009 includes AIP bonus of $206,333 and an LTIP payout of $381,000 for the 2007-2009 performance cycle.
30.	Consists of $10,000 of flexible spending account, $689 of premiums for company provided life insurance, $1,360 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contributions, $28,300 of 401(k) excess contribution, and $2,000 of retiree medical savings account company match.
31.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $264,000 and an LTIP payout of $324,000 for the 2006-2008 performance cycle. The AIP bonus includes a discretionary amount of $66,000 as approved by the Compensation Committee.
32.	Consists of $10,000 of flexible spending account, $1,250 of flexible credit for benefits, $689 of premiums for company provided life insurance, $9,200 of 401(k) company match, and $2,000 of retiree medical savings account company match.
33.	Non-Equity Incentive Plan Compensation earned during 2010 includes AIP bonus of $69,078, an LTIP payout of $822,221 for the 2008-2010 performance cycle, and $443,289 for the "earned" portion of the 2009-2011 LTIP performance cycle.
34.	Consists of $18,750 of flexible spending account, $194 of premiums for company provided life insurance, $479 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contribution, $28,552 of 401(k) excess contribution, and $602,885 of severance.
35.	One-time cash bonus for the exceptional commitment made in preparing, managing, and delivering the closing of the financial restructuring of the company.
36.	Non-Equity Incentive Plan Compensation earned during 2009 includes AIP bonus of $399,750, and an LTIP payout of $990,600 for the 2007-2009 performance cycle.
37.	Consists of $15,000 of flexible spending account, $1,044 of premiums for company provided life insurance, $1,917 of premiums for company paid executive LTD, $9,800 of 401(k) company match, $19,160 of 401(k) pension plan contribution, $72,000 of 401(k) excess contribution, $154,240 for a Restricted Stock SERP payment, and $2,999 for the use of a Company-owned resort.
38.	Non-Equity Incentive Plan Compensation earned during 2008 includes AIP bonus of $465,000, and an LTIP payout of $1,123,200 for the 2006-2008 performance cycle.
39.	Consists of $15,000 of flexible spending account, $1,250 of flexible credit for benefits, $1,044 of premiums for company provided life insurance, $9,200 of 401(k) company match, and $12,982 for a Restricted Stock SERP payment.

Additional Actions Taken in 2011 for our NEOs

On December 15, 2010 the Compensation Committee approved the increase of Mr. Russell's AIP award opportunity from 50% to 65%, and increased his Executive Flexible Spending Account from $10,000 to $15,000, effective 01/01/2011.

On February 10, 2011 the Compensation Committee approved the following base salaries for our NEOs:

	Base Salary Rate
Name	2010	2011
Edward F. Lonergan	$850,000	$900,000
S. Curtis Johnson III [1]	650,000	650,000
Norman Clubb	500,000	510,000
Scott D. Russell	360,000	380,000

2010 Additional Individual that Qualifies:
Joseph F. Smorada	500,000	n/a

[1]

S. Curtis Johnson III was Chairman of the Board during the last completed fiscal year. In February 2011, he resigned as a director and took a leave of absence as Chairman of the Company, which is an executive officer position in Diversey. During his leave of absence, Mr. Johnson will not be entitled to receive payments of his base salary or payments with respect to such period under the AIP, but will be entitled to participate in the executive benefit and perquisite programs discussed above to the same extent as he participated in such programs prior to his leave of absence. The Company’s Board has appointed Helen P. Johnson-Leipold as acting Chairman. On March 17, 2011, Mr. Johnson announced his retirement from his position as Chairman effective as of March 31, 2011.

Grants of Plan-Based Awards Table

The following table sets forth information relating to plan-based awards granted in 2010 to our NEOs:

2010 GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ Sh)	Grant Date Fair Value of Equity Incentive Plan Awards, Stock Awards, and Stock Options ($)
Name	Description of Plan	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Maximum(#)
Edward F. Lonergan	2010 Annual Incentive Plan	n/a	$—	$850,000	$1,700,000
	2008-2010 DSUs [1]	1/11/2010				0	289,800				$2,898,000
	2008-2010 Matching Options [2]	1/11/2010							1,159,200	$10.00	3,971,419
	2009-2011 DSUs [3]	1/11/2010				0	333,000				3,330,000
	2009-2011 Matching Options [4]	1/11/2010							1,332,000	10.00	4,563,432
	Discretionary Purchase Matching Options [5]	2/23/2010							500,000	10.00	1,713,000
S. Curtis Johnson III	2010 Annual Incentive Plan	n/a	—	520,000	1,040,000
	2008-2010 DSUs [1]	1/11/2010				0	225,400				2,254,000
	2008-2010 Matching Options [2]	1/11/2010							225,400	10.00	772,220
	2009-2011 DSUs [3]	1/11/2010				0	233,100				2,331,000
	2009-2011 Matching Options [4]	1/11/2010							233,100	10.00	798,601
	Discretionary Purchase Matching Options [5]	2/23/2010							200,000	10.00	685,200
Norman Clubb	2010 Annual Incentive Plan	n/a	—	325,000	650,000
	2008-2010 DSUs [1]	1/11/2010				0	20,000				200,000
	2008-2010 Matching Options [2]	1/11/2010							60,000	10.00	205,560
	2009-2011 DSUs [3]	1/11/2010				0	40,000				400,000
	2009-2011 Matching Options [4]	1/11/2010							120,000	10.00	411,120
	Discretionary Purchase Matching Options [5]	2/23/2010							285,000	10.00	976,410
Scott D. Russell	2010 Annual Incentive Plan	n/a	—	180,000	360,000
	2008-2010 DSUs [1]	1/11/2010				0	48,300				483,000
	2008-2010 Matching Options [2]	1/11/2010							144,900	10.00	496,427
	2009-2011 DSUs [3]	1/11/2010				0	74,925				749,250
	2009-2011 Matching Options [4]	1/11/2010							224,775	10.00	770,079
	Discretionary Purchase Matching Options [5]	2/23/2010							150,300	10.00	514,928

1.	Shortly after closing our transaction and formation of Diversey Holdings, our executives, including our NEOs, converted their long-term incentive cash opportunities under our former LTIP into performance Deferred Share Units (DSUs) for each of the 2008-2010 and 2009-2011 performance cycles. For the 2008-2010 performance cycle, it was determined that performance over the 2008-2009 period was equal to 111% of target based on the original dollar-denominated targets under our original LTIP. This amount was converted into DSUs based on our stock price on the date of grant of $10/share. The 2010 performance period of the three-year cycle was converted at the original target. The maximum number of shares that could be earned pursuant to this award are illustrated for each NEO. However, all shares could be forfeited if certain performance thresholds are not met. In February of 2011, the Compensation Committee determined that the maximum number of shares for each NEO had been earned. This amount is reported in the Summary Compensation Table above.
2.	For each DSU potentially earned under the 2008-2010 performance cycle, "Matching Options" were granted based on the following ratios: Mr. Lonergan, 4 Matching Options for every DSU; For Mr. Johnson, 1 Matching Option for every DSU; For Mssrs. Clubb and Russell, 3 Matching Options for every DSU. The Matching Options are subject to forfeiture based on the same ratio if performance goals are not attained. As described in Note 1 above, the Compensation Committee determined that all Matching Options were earned. In cases where shares earned related to DSUs are withheld to cover our NEOs' tax liability, additional Matching Options will be forfeited based on the same ratios described above. Although performance and share earn out for the 2008-2010 performance period have been determined as discussed in Notes 1 and 2, shares have not been delivered to the NEOs and related share withholding to cover tax liabilities (and related Matching Option forfeiture) have not been determined at this time. Matching Options earned will vest in four equal installments beginning on the first anniversary of the date the shares were delivered under the DSU plan and becoming 100% vested in 2015.
3.	For the 2009-2011 performance cycle, it was determined that performance over the 2009 period was equal to 133% of target based on the original dollar-denominated targets under our original LTIP. This amount was converted into DSUs based on our stock price on the date of grant of $10/share. The 2010-2011 performance period of the three-year cycle was converted at the original target. The maximum number of shares that could be earned pursuant to this award are illustrated for each NEO. However, all shares could be forfeited if certain performance thresholds are not met. No determination of performance for this performance cycle has been made. The maximum number of shares for each NEO is reported in the Summary Compensation Table above based on the grant date fair value.
4.	As described in more detail in Footnote 2, "Matching Options" were granted related to the DSUs granted for the 2009-2011 performance cycle subject to the similar terms and conditions. Matching Options earned will vest in three equal installments beginning on the first anniversary of the date the shares were delivered under the DSU plan and becoming 100% vested in 2015.
5.	Many of our executives including our NEOs had the opportunity to make a direct discretionary investment in the Company's Class B stock. Based on each NEO's individual investment, Matching Options were granted based on the same ratios described for each NEO in more detail in Footnote 2. These Matching Options will vest in four equal installments beginning on the first anniversary date of the grant and becoming 100% vested in 2014.

Equity-Based Long-Term Incentives

As stated above, the grants of DSUs are in replacement of the former cash LTIP program's three-year performance cycles granted for fiscal 2008 and 2009. Grants of matching options are intended to cover a multi-year period and are forfeitable based on a combination of service, performance and DSU tax withholding provisions. No additional equity grants or long-term incentive awards were made to NEOs in 2011. The Compensation Committee does not intend to make additional equity grants to our NEOs for the next three fiscal years.

Outstanding Equity Awards

The following table sets forth the 2010 outstanding equity awards at fiscal year-end:

2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Earned[1] Securities Underlying Unexercised Options- Exercisable	Number of Earned[1] Securities Underlying Unexercised Options- Unexercisable	Equity Incentive Plan Awards: Number of Unearned Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Earned[2] but not Vested Shares or Units of Stock	Market Value of Earned[2] but not Vested Shares or Units of Stock	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Edward F. Lonergan	—	1,659,200	1,332,000	$10.00	12/31/2019	289,800	$3,941,280	333,000	$4,528,800
S. Curtis Johnson III	—	425,400	233,100	10.00	12/31/2019	225,400	$3,065,440	233,100	$3,170,160
Norman Clubb	—	345,000	120,000	10.00	12/31/2019	20,000	$272,000	40,000	$544,000
Scott D. Russell	—	295,200	224,775	10.00	12/31/2019	48,300	$656,880	74,925	$1,018,980

1.	These Options include those awarded based on the discretionary purchase of Shares, as well as those earned based on the 2008-2010 DSU performance cycle.
2.	These Shares have been earned based on the 2008-2010 DSU performance cycle and became vested on March 17, 2011.

Pension Benefits

The following table sets forth the present value of the NEOs’ accumulated benefits under the specified retirement plans:

PENSION BENEFITS

Name	Plan	Number of Years Credited Service (#)	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Edward F. Lonergan	Cash Balance Plan	2.9	$53,205	$0
	Supplemental Plan	2.9	354,093	0
S. Curtis Johnson III	Cash Balance Plan	25.4	729,680	0
	Supplemental Plan	25.4	1,763,506	0
Norman Clubb	N/A	N/A	N/A	N/A
Scott D. Russell	Cash Balance Plan	2.7	43,404	0
	Supplemental Plan	2.7	43,148	0

2010 Additional Individual that Qualifies:
Joseph F. Smorada	Cash Balance Plan	4.2	0	76,275
	Supplemental Plan	4.2	0	237,365

A description of Mr. Smorada’s retirement benefits was disclosed in the 8-k filing on January 11, 2010.

The pension values included in the above analysis are the current or present value of the benefits expected to be paid in the future. The amount of each future payment is based on the current accrued pension benefit. The actuarial assumptions, with the exception of the expected retirement age, are the same as used for the company’s financial statements. See Note 18 to our consolidated financial statements included in this annual report on Form 10-K. The retirement age is the earliest unreduced retirement age as defined in each plan.

The results shown in this report have been developed based on actuarial assumptions that are considered to be reasonable. Other actuarial assumptions could also be considered to be reasonable and produce different results.

The amounts shown are based on the plan provisions applicable in each plan in which any of the NEOs participate.

The change in pension values shown in the Summary Compensation Table includes the effect of:

•	The actual 2010 investment credit in the Cash Balance Plan and Supplemental Plan;

•	Changes in assumptions.

Specific Assumptions used in Estimating Present Values

Assumed Retirement Age:

•	Cash Balance Plan – The earlier of age 62 with 10 years of service or age 65 with 5 years of service

•	Supplemental Plan – Age 65 with 5 years of service

Discount Rate: The applicable discount rate is 5.55% as of December 31, 2010 and 5.65% as of December 31, 2009.

Interest Credit Assumption: Cash balance amounts are projected to the Assumed Retirement Age assuming a crediting rate of 4.50% on all account balances.

Material Terms and Conditions of the Plans:

Cash Balance Plan – This tax-qualified defined benefit plan is generally available to all full-time salaried employees hired prior to January 1, 2009 following the completion of one year of service. Benefits under the plan are determined based on a cash balance account (the “Cash Balance Account”) that defines the lump sum amount that is payable following a participant’s death, termination or retirement. The Cash Balance Account was established as of January 1, 1998 for then current employees as an amount equal to (1) the present value of the participant’s accrued benefit under the prior formula, plus (2) a special transition amount determined based on the participant’s age, service and compensation. Each year, a service credit (prior to December 31, 2008) and an interest credit are added to each participant’s Cash Balance Account.

The Cash Balance Plan was frozen and future service credits were moved from the Cash Balance Plan to the Retirement Savings Plan (“401(k) Plan”), effective January 1, 2009. The service credit equals 5% of a participant’s compensation up to the Social Security Wage Base ($106,800 for both 2010 and 2009) plus 10% of a participant’s compensation in excess of the Social Security Wage Base.

Pension eligible compensation in the Cash Balance Plan and the 401(k) Plan includes base salary, commissions, shift differential, overtime, and bonuses under the AIP and excludes amounts deferred in our nonqualified deferred compensation plan. Eligible compensation is also limited by the compensation limit ($245,000 for 2010 and 2009 and $230,000 for 2008) imposed by Section 401(a) (17) of the Internal Revenue Code (“IRC”).

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

Retirement of J. Smorada

On January 7, 2010, the Company and Holdings announced the retirement of Joseph F. Smorada, the former Executive Vice President and Chief Financial Officer of the Company. Mr. Smorada continued in his capacity as Executive Vice President and Chief Financial Officer of the Company until January 11, 2010 and remained with the Company as an Executive Vice President until March 31, 2010. The terms of Mr. Smorada’s separation agreement were set forth in our January 11, 2010 report on Form 8-K.

Termination Scenarios for Executive Benefits

The following tables quantify the benefits that each NEO would have received upon the specified termination event, assuming a termination as of December 31, 2010.

TERMINATION SCENARIOS

	Edward F. Lonergan
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$3,400,000	$3,400,000
DSUs [1]	0	0	6,960,480	6,960,480	6,960,480	8,470,080
Options [2]	0	0	10,768,320	10,768,320	450,000	10,768,320
Flexible Spending	0	0	0	0	25,000	25,000
Cash Balance Plan	59,271	59,271	59,271	59,271	59,271	59,271
Supplemental Plan	465,748	465,748	465,748	465,748	465,748	465,748
Retiree Welfare Plan	0	0	0	0	0	0

Total	$525,019	$525,019	$18,253,819	$18,253,819	$11,360,499	$23,188,419

	S. Curtis Johnson III
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Cash Severance	N/A	N/A	N/A	N/A	N/A	N/A
DSUs [1]	$0	$0	$5,178,880	$5,178,880	$5,178,880	$6,235,600
Options [2]	0	0	2,370,600	2,370,600	180,000	2,370,600
Flexible Spending	0	0	0	0	15,000	15,000
Cash Balance Plan	777,117	777,117	777,117	777,117	777,117	777,117
Supplemental Plan	1,935,339	1,935,339	1,935,339	1,935,339	1,935,339	1,935,339
Retiree Welfare Plan	258,618	258,618	97,683	258,618	258,618	258,618

Total	$2,971,074	$2,971,074	$10,359,619	$10,520,554	$8,344,954	$11,592,274

	Norman Clubb
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$1,650,000	$1,650,000
DSUs [1]	0	0	634,671	634,671	634,671	816,000
Options [2]	0	0	1,674,000	1,674,000	256,500	1,674,000
Flexible Spending	0	0	0	0	15,000	15,000
Cash Balance Plan	N/A	N/A	N/A	N/A	N/A	N/A
Supplemental Plan	N/A	N/A	N/A	N/A	N/A	N/A
Retiree Welfare Plan	N/A	N/A	N/A	N/A	N/A	N/A

Total	$0	$0	$2,308,671	$2,308,671	$2,556,171	$4,155,000

	Scott D. Russell
Benefit	Voluntary	For Cause	Death	Disability	Without Cause	Change in Control
Cash Severance	$0	$0	$0	$0	$1,080,000	$1,080,000
DSUs [1]	0	0	1,336,200	1,336,200	1,336,200	1,675,860
Options [2]	0	0	1,871,910	1,871,910	135,270	1,871,910
Flexible Spending	0	0	0	0	10,000	10,000
Cash Balance Plan	49,478	49,478	49,478	49,478	49,478	49,478
Supplemental Plan	50,683	50,683	50,683	50,683	50,683	50,683
Retiree Welfare Plan	0	0	0	0	0	0

Total	$100,161	$100,161	$3,308,271	$3,308,271	$2,661,631	$4,737,931

1.	Except for Change in Control scenario, this represents the DSUs associated with the 2008-2010 performance cycle, along with two-thirds of the DSUs from the 2009-2011 performance cycle, at the 12/31/10 current Share price of $13.60 per share. For Change in Control, represents all DSUs associated with both performance cycles at the 12/31/10 current Share price of $13.60 per share.
2.	Except for Without Cause scenario, this represents all Options from purchased Shares and DSUs, at the intrinsic value (12/31/10 current Share price less the exercise price) of $3.60 per share. For Without Cause, represents 25% of the Options associated with the purchased Shares at the intrinsic value of $3.60 per share.

Cash Balance Plan – The benefit payable under all scenarios except death is equal to the greater of the vested Cash Balance Account as of December 31, 2010 and the present value of the vested Prior Plan Formula annuity payable on December 31, 2010.

The benefit payable following death is equal to the greater of the vested Cash Balance account as of December 31, 2010 and the present value of the vested Prior Plan annuity payable to the surviving spouse on December 31, 2010.

The present value calculations for the Cash Balance Plan termination scenarios are based on a 5.55% discount rate.

Supplemental Plan – The benefit payable under all scenarios is equal to the vested Supplemental Plan account balance as of December 31, 2010.

Retiree Welfare – For employees who have a Retiree Medical Savings Account and are eligible to participate in our retiree healthcare plan with subsidized monthly premiums, the benefit payable under all scenarios except for death is equal to the present value of the employer provided subsidies assuming the participant retires as of December 31, 2010. The death benefit payable for these participants is equal to the present value of the employer provided surviving spouse payments assuming the participant dies on December 31, 2010.

For employees who have an enhanced Retiree Medical Savings Account and must pay for the full cost of retiree healthcare, the benefit payable under all scenarios except death is equal to the sum of the projected retiree and spouse Retiree Medical Savings Accounts as of December 31, 2010. For these participants, the benefit payable following death is equal to the projected spouse Retiree Medical Savings Account as of December 31, 2010.

The present value calculations for all retiree welfare benefits are based on a 5.75% discount rate and other assumptions used and disclosed in Note 19 to our financial statements within this Form 10-K.

Mr. Johnson is the only NEO eligible for the subsidized Retiree Welfare benefits.

Compensation Committee Report

We have reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with management and, based on this review and discussions, we recommended to the Board that the CD&A be included in our annual report on Form 10-K.

Submitted by the Compensation Committee of the Board:

Todd C. Brown

Helen P. Johnson-Leipold

Philip W. Knisely

Richard J. Schnall

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board establishes our compensation policies and the compensation of our officers and establishes and administers our compensation programs. See “Item 13. Certain Relationships and Related Transactions and Director Independence.” The members of the Compensation Committee are Richard J. Schnall, chairman, Todd C. Brown, Helen P. Johnson-Leipold and Philip W. Knisely. Except for Ms. Johnson-Leipold, who was appointed Chairman of the Board in February 2011, none of these directors is, or has been, an officer or employee of the Company or Diversey.

Director Compensation

The table below provides a summary of the Outside Director compensation arrangements for 2010. All outside directors, with the exception of directors from CD&R, receive an annual retainer of $125,000 for 2010 for their services on our Board and no meeting fees. Directors are offered the choice to receive up to 100% of annual retainer in stock (granted at start of year with one year vesting). Non-CD&R directors were given a one-time offer to purchase shares at the then current stock price up to $250,000 (2 x annual retainer).

2010 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Todd C. Brown	$93,750	$31,250	—	—	—	—	$125,000
Robert M. Howe[1]	67,500	67,500	—	—	—	—	135,000
Clifton D. Louis	—	125,000	—	—	—	—	125,000
Helen P. Johnson-Leipold	—	125,000	—	—	—	—	125,000
Philip W. Knisely	—	125,000	—	—	—	—	125,000
Manvinder S. Banga	—	—	—	—	—	—	—
George K. Jaquette	—	—	—	—	—	—	—
Richard J. Schnall	—	—	—	—	—	—	—

[1]	Includes $10,000 for Chairman of Audit Committee

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The Stockholders Agreement among Holdings, CMH, the CD&R Investor Parties and SNW and the second amended and restated certificate of incorporation of Holdings generally require, with certain exceptions, the approval of CMH and CD&R Investor to effect various transactions and actions by Holdings and its subsidiaries, including the sale or other disposition of shares of Holdings’ class A common stock.

The following table sets forth the beneficial ownership of Holdings’ class A common stock, which is the only class of Holdings’ common stock that carries voting rights, and Holdings’ non-voting class B common stock, by each beneficial owner of 5% or more of Holdings’ voting common stock, each of our directors and Named Executive Officers that beneficially owns Holdings’ common stock, and all of our directors and executive officers as a group, in each case, without giving effect to the Warrant, which is not currently exercisable.

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class Outstanding
Commercial Markets Holdco, LLC	Class A Common	51,074,706	(2)	51.2%
c/o Johnson-Keland Management, Inc.
555 Main Street, Suite 500
Racine, Wisconsin 53403

CDR Jaguar Investor Company, LLC	Class A Common	47,579,500	(3)	47.7%
c/o Clayton, Dubilier & Rice, LLC
375 Park Avenue, 18th Floor
New York, New York 10152

CDR F&F Jaguar Investor, LLC	Class A Common	120,500	(3)	0.1%
c/o Clayton, Dubilier & Rice, LLC
375 Park Avenue, 18th Floor
New York, New York 10152

SNW Co., Inc.	Class A Common	990,000	(4)	1.0%
c/o S. C. Johnson & Son, Inc.
1525 Howe Street
Racine, Wisconsin 53403

S. Curtis Johnson III	Class B Common	500,000	(2)	33.5%

Edward F. Lonergan	Class B Common	125,000		8.4%

Norman Clubb	Class B Common	95,000		6.4%

Scott D. Russell	Class B Common	50,100		3.4%

Helen P. Johnson-Leipold	Class B Common	25,000		1.7%

Clifton D. Louis	Class B Common	25,000		1.7%

Philip W. Knisely	Class B Common	25,000		1.7%

Robert M. Howe	Class B Common	20,833		1.4%

Todd C. Brown	Class B Common	8,334		0.6%

All directors and officers as a group (9 Individuals)	Class B Common	874,267		58.6%

(1)	Except as otherwise indicated, the mailing address of each person shown is c/o Diversey, Inc., 8310 16th Street, P.O. Box 902, Sturtevant, Wisconsin 53177-0902.
(2)	S. Curtis Johnson III has voting and investment power with respect to 252,467 Class A units, or 56.8% of the voting power of CMH. As a result, Mr. Johnson may be deemed to beneficially own the shares of Holdings’ class A common stock in which CMH has beneficial ownership.

The 252,467 Class A units of CMH over which Mr. Johnson has voting and investment power consist of 242,136 Class A units of CMH owned by the Appointive Distributing Trust B, u/a Samuel C. Johnson 1988 Trust Number One, 10,254 Class A units of CMH owned by the Herbert F. Johnson Foundation Trust #1 and 77 Class A units of CMH owned by the S. Curtis Johnson Third Party Gift and Inheritance Trust. Mr. Johnson is the trustee of the H.F. Johnson Distributing Trust B and the Herbert F. Johnson Foundation Trust #1, and the grantor of the S. Curtis Johnson Third Party Gift and Inheritance Trust.

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

(4)	SNW granted an irrevocable proxy to CMH to vote its common stock of Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following summarizes the material terms of various agreements and arrangements that we, Diversey, and various of Diversey’s Subsidiaries have entered into with our directors, executive officers and affiliates, including SCJ, CD&R, CD&R Investor and Unilever, and other beneficial owners of our Company.

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

Stockholder Consent Rights

Pursuant to the amended and restated certificate of incorporation and the Stockholders Agreement, Holdings and its subsidiaries, including Diversey, are prohibited from taking certain corporate actions without the prior approval of the Holdings Board, CMH and CD&R Investor, (“Requisite Approval”). The Requisite Approval requires the approval of CMH and CD&R Investor for so long as the CMH Holders or the CD&R Holders, as applicable, own at least 20% of the class A common stock of Holdings.

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

Qualified IPO

After November 24, 2013 After, CMH or CD&R Investor may cause Holdings to consummate a Qualified IPO, pursuant to which each stockholder will have the right to sell a pro rata portion of its shares of the common stock of Holdings. In order to initiate a Qualified IPO, the CMH Holders or CD&R Holders, as applicable, must own at least 30% of the class A common stock of Holdings.

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

Recapitalization Transaction

After November 24, 2013 After, CMH or CD&R Investor may effect a recapitalization of Holdings, in which cash of Holdings and its subsidiaries, whether on hand or obtained by incurring additional indebtedness, is distributed to all holders of common stock of Holdings on a pro rata basis. In order to initiate such a recapitalization transaction, the CMH Holders or CD&R Holders, as applicable, must own at least 30% of the class A common stock of Holdings. The right to cause a recapitalization transaction will terminate upon the consummation of a Qualified IPO.

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

In 2010, in connection with the Consulting Agreement, we paid CD&R $5.8 million in fees and expenses. In addition, in 2009, in connection with the Transactions, we paid CD&R a transaction fee of $25 million and $0.3 million in transaction-related expenses.

Relationships with SCJ

Until 1999, Diversey was part of SCJ, a leading manufacturer and marketer of branded consumer products for air care, home cleaning, insect control, home food management and personal care founded by Samuel Curtis Johnson in 1886. In November 1999, Diversey was company was separated from SCJ in a tax-free spin-off to descendants of Samuel Curtis Johnson and the other stockholders of SCJ. Following the closing of the Transactions, CMH, subject to certain limitations, owns a 50.1% voting interest in Holdings, assuming the exercise of the Warrant and by virtue of the irrevocable proxy granted by SNW to CMH to vote its equity interests in Holdings. Both SCJ and CMH are majority owned and controlled, either directly or indirectly, by descendants of Samuel Curtis Johnson. In connection with Diversey’s spin-off from SCJ in November 1999, Diversey entered into a number of agreements relating to the separation and its ongoing relationship with SCJ after the spin-off. A number of these agreements relate to Diversey’s ordinary course of business, while others pertain to its historical relationship with SCJ and Diversey’s former status as a wholly-owned subsidiary of SCJ. The material terms of these agreements, giving effect to amendments that were made at the closing of the Transactions, are described below.

Leases

Prior to 2010, Diversey had two operating leases with SCJ for space in SCJ’s Sturtevant, Wisconsin (Waxdale) manufacturing facility: (1) one lease used in connection with Diversey’s Americas operating segment (“North American lease”); and (2) a lease used in connection with the former Polymer business (“Polymer lease”).

The North American lease covers approximately 174,896 square feet and will expire on May 23, 2013. As discussed in Note 15 to the consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K, Diversey has made arrangements to relocate its manufacturing capability out of Waxdale prior to the expiration of this lease and does not intend to renew this lease. See “Item 1A. Risk Factors—The relocation of manufacturing capability from our primary U.S. manufacturing facility could adversely affect our business, financial condition and results of operations.”

The Polymer lease covered approximately 144,000 square feet of manufacturing space and expired on June 30, 2010, following the decommissioning of the facilities associated with Diversey’s toll manufacturing agreement with BASF.

The North American lease may be terminated by SCJ as a result of an event of default under the lease. Diversey may terminate the North American lease on six months’ prior notice, effective on the 30th day of June following the end of the notice period, with or without cause.

For the fiscal years ended December 31, 2010, 2009, and 2008, Diversey paid SCJ an aggregate of $1.9 million (of which $0.8 million was related to the Polymer lease), 2.3 million (of which $1.1 million was related to the Polymer lease) and $2.2 million (of which $1.0 million was related to the Polymer lease), respectively, under the Waxdale leases and their predecessor agreements. In addition to the Waxdale leases, Diversey leases facilities in Japan from SCJ under a local sublease agreement.

License Agreements

Under the BLA renewed with SCJ at the close of the Transactions, Diversey is granted a license to sell certain SCJ products and to use specified trade names and housemarks incorporating “Johnson,” including the right to use the name “Johnson” in combination with Diversey’s owned trade name “Diversey,” in the institutional and industrial channels of trade and, subject to certain limitations, in specified channels of trade in which both Diversey business and SCJ’s consumer business operate, which we refer to as “cross-over” channels of trade. After the transition of Diversey name from “JohnsonDiversey” to “Diversey” and Diversey ceasing to use the “JohnsonDiversey” housemark, we will have additional rights, subject to certain limitations, to sell products in the cross-over channels of trade. Those rights will become available in a territory 60 days after Diversey’s exit from the “JohnsonDiversey” housemark in respect of products that are not competitive with certain SCJ consumer products, and two years after Diversey’s exit from the “JohnsonDiversey” housemark in respect of products that are competitive with such SCJ consumer products.

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

Diversey pays SCJ a royalty fee of 6% of net sales of SCJ licensed products under the BLA. Diversey and SCJ have agreed that SCJ will generally manufacture SCJ licensed products at a transfer price that will be calculated to give Diversey an average gross profit margin (inclusive of royalty payments) of 38%, subject to certain minimum transfer price limitations and certain incentives if Diversey achieves certain growth targets. For the fiscal years ended December 31, 2010, 2009, and 2008, Diversey paid SCJ total royalty fees of $5.9 million, $6.3 million, and $7.4 million, respectively, under the BLA and its predecessor agreement.

The BLA will terminate by its terms on May 2, 2017. Thereafter, the BLA can be renewed, with SCJ’s consent, for successive one-year terms. Diversey’s license to use the housemark “JohnsonDiversey” will expire on the earlier of our transition to the “Diversey” name in the relevant region or August 2, 2012. At no time will SCJ be permitted to use “JohnsonDiversey” as a housemark, brand name or trade name. Diversey’s license to use the housemark “Johnson Wax Professional” expired on May 2, 2010. SCJ’s use of the “Johnson Wax Professional” trademark and ability to do business using that name will be subject to certain limitations. The BLA will terminate automatically:

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

•	with respect to a particular region, if Diversey fails to meet minimum regional sales growth targets for three consecutive years in such region;

•	with respect to licensed products in certain non-exclusive territories;

•

if Holdings, Diversey or any of its sublicensees enter into certain joint ventures, co-marketing arrangements, or other strategic alliances with certain competitors of SCJ; voting shares or other issued and outstanding equity interests of Holdings, Diversey or any of Diversey’s sublicensees are acquired by certain competitors of SCJ; if the BLA is directly or indirectly assigned, assumed or in any way transferred to certain competitors of SCJ; or if certain competitors of SCJ obtain control over our significant management decisions;

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

In some circumstances, however, instead of terminating, the BLA will convert into a license to use only the trade name and housemark “JohnsonDiversey” for the licensed period noted above.

Diversey will have the option to terminate the BLA with respect to a particular region in certain circumstances if the products available to us thereunder represent less than 75% of the previous year’s sales in that region.

Supply Agreements

In connection with the BLA Diversey entered into new supply agreements with SCJ pursuant to which SCJ will generally manufacture the products licensed to us under the BLA. At the closing of the Transactions, Diversey entered into a new supply agreement with SCJ pursuant to which SCJ will supply the products licensed to Diversey under the BLA in the United States and Canada (“North American Supply Agreement”). The pricing provisions for products licensed to us under the BLA are those as described above under License Agreements. The North American Supply Agreement will expire on May 2, 2017, subject to renewal, unless terminated earlier, including for breach or default under the agreement, if a specified insolvency-related event involving either party is commenced or occurs, by mutual agreement, or if the BLA is terminated or there are no licensed products available to us under the BLA.

Diversey is in the process of renewing and amending similar agreements containing similar terms and conditions covering other territories. Under some of these agreements, Diversey manufactures and supply raw materials and products to SCJ in several countries, including Japan, the Netherlands and the United States. Under other supply and manufacturing agreements, SCJ manufactures and supplies raw materials and products to Diversey in several countries, including Argentina, Australia, Brazil, Chile, Columbia, Costa Rica, Germany, Greece, Italy, Mexico, Morocco, the Netherlands, New Zealand, Philippines, South Africa, Spain, the United Kingdom and the United States. Diversey expects that each of such existing supply agreements under which our subsidiaries supply raw materials or products to SCJ subsidiaries will be renewed for a one-year term, with renewal rights for additional one-year terms. In general, the agreements will terminate for breach or default under the agreements, if a specified insolvency-related event involving either party is commenced or occurs or by mutual agreement. The parties also expect to amend the corresponding agreements pursuant to which SCJ subsidiaries supply raw materials and products to Diversey so that they are in a similar form to the North American Supply Agreement (excluding the minimum gross profit margin provisions and term), with modifications reasonably satisfactory to the parties.

For the fiscal years ended December 31, 2010, 2009, and 2008, Diversey paid to SCJ an aggregate of $30.1 million, $25.2 million, and $27.7 million, respectively, under these supply and manufacturing agreements for inventory purchases (and their predecessor agreements), and SCJ paid us an aggregate of $1.0 million, $3.0 million, and $1.9 million, respectively, under the agreements for inventory purchases (and their predecessor agreements).

In June 2006, in connection with the divestiture of the Polymer Business, Diversey entered into a toll manufacturing agreement with SCJ, which expired in December 2009. In addition, Diversey separately entered into a toll manufacturing agreement with SCJ covering certain other aspects of Diversey’s business, which will terminate at the same time as the North American lease. For the fiscal years ended December 31, 2010, 2009, and 2008, Diversey paid SCJ an aggregate of $4.5 million, $6.5 million, and $6.1 million, respectively, under these toll manufacturing agreements (and their predecessor agreements).

Administrative Services and Shared Services Agreements

SCJ has historically provided Diversey with certain business support services under administrative services and shared services agreements in various jurisdictions. At the closing of the Transactions, Diversey amended its administrative services agreement with respect to North America (the “ASA”), that replaced certain existing arrangements. Under the new ASA, SCJ will continue to provide Diversey with a range of support services previously provided to Diversey relating primarily to property administration, medical center services and access to an SCJ child care facility and certain recreational facilities near our Sturtevant, Wisconsin headquarters. The new ASA is generally terminable by either party on six months’ notice, effective on the 30th day of June following the end of the notice period, subject to certain exceptions including certain limitations on each party’s ability to terminate certain services under the ASA until the termination of the North American lease. Unless SCJ otherwise notifies Diversey in accordance with the ASA, the ASA will terminate concurrently with the termination of the North American lease. For the fiscal years ended December 31, 2010, 2009, and 2008, Diversey paid to SCJ an aggregate of $9.6 million, $11.7 million, and $10.8 million, respectively, under the ASA and its predecessor agreements.

Environmental Agreement

Under an environmental agreement with SCJ, SCJ has agreed to bear financial responsibility for, and indemnify us against, certain specified environmental liabilities existing on June 28, 1997, for sites used in our institutional and industrial businesses. Under the agreement, Diversey is financially responsible for all other environmental liabilities that arise from or are related to the historic, current and future operation of Diversey’s business and must indemnify SCJ for any losses it incurs associated with these operations. In connection with the sale of the Polymer Business, Diversey assumed all environmental liabilities of Johnson Polymer under this agreement. Under the agreement, SCJ has the authority to manage any environmental projects as to which circumstances make it appropriate for SCJ to manage the project. Amounts paid by Diversey to SCJ under the environmental agreement during the fiscal years ended December 31, 2010, 2009 and 2008 were not material.

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

After Diversey’s 1999 separation from SCJ, SCJ continued to operate institutional and industrial businesses in various countries in which Diversey did not have operations at that time. Under a territorial license agreement, Diversey licenses the intellectual property rights to SCJ to allow it to manufacture and sell Diversey’s products in those countries. SCJ pays a royalty fee based on its and its sublicensees’ net sales of Diversey’s licensed products. This agreement has an expiration date of July 2, 2010, but automatically renews for additional two-year terms unless terminated earlier by the parties on a country by country basis. Since the separation, Diversey has established operations in several countries and has purchased the inventory and other assets relating to the institutional and industrial businesses in those countries from SCJ. The amounts paid by SCJ to Diversey under the territorial license agreement for each of the fiscal years 2010, 2009 and 2008 were not material.

Relationships with Other Johnson Family Businesses

We have a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. Service fees paid to the Johnson Financial Group for each of the fiscal years 2010, 2009 and 2008 were not material. We had no loans outstanding with Johnson Financial Group for the fiscal years ended December 31, 2010, 2009 and 2008.

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

Warrant

The Warrant entitles the holder of the Warrant to purchase 4,156,863 shares of the Company’s class A common stock at an initial exercise price of $0.01 per share, subject to adjustment a set forth in the Warrant. The Warrant is exercisable on or after (1) an underwritten public offering of the class A common stock of Holdings, (2) a transfer of shares of the class A common stock of Holdings by CMH or CD&R Investor to which the tag-along right or the drag-along right set forth in the Stockholders Agreement apply or (3) a change of control of Holdings. Moreover, the Warrant is exercisable only in connection with a sale of the shares of class A common stock of Holdings underlying the Warrant (the “Warrant Shares”) to certain persons or entities that are not affiliates of CMH or CD&R Investor. Except as otherwise permitted by the terms of the Warrant, prior to the sixth anniversary of the closing of the Transactions, the Warrant or the Warrant Shares, as the case may be, may not be transferred to a purchaser other than certain financial sponsors and entities that purchase the Warrant or the Warrant Shares as an investment activity. The fair value of this Warrant, measured on the date of the Transactions, was recorded by Holdings in its financial statements at $39.6 million.

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

Under the Unilever Agreements, for the fiscal years ended December 31, 2010, 2009, and 2008, we received an aggregate amount of $26.4 million, $27.2 million, and $35.0 million in agency fees (New Agency Agreement) and paid an aggregate amount of $5.4 million, $5.0 million, and $5.1 million, respectively, in license fees (License Agreement).

Due to pre-existing contractual obligations with SCJ, Diversey and its subsidiaries may not sell certain Unilever products, such as general cleaning products, whether directly or as an agent for Unilever, in certain channels of trade that are not exclusively institutional and industrial. The Unilever Agreements carve out these restricted channels of trade and products from Diversey’s sales agency and license arrangements and allow Unilever to make sales associated with these channels of trade and products directly or indirectly. Diversey’s agreements with SCJ (including the BLA) do not affect Diversey’s ability to sell products on behalf of Unilever in exclusively institutional and industrial channels of trade.

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

Intellectual Property Agreements

In connection with the acquisition of the DiverseyLever business, Diversey entered into various technology license agreements with Unilever, as follows:

•

Under a retained technology license agreements Unilever has granted Diversey a license of certain patents, design rights, copyrights and know-how used in the DiverseyLever business, but that were retained by Unilever. Under this agreement, Unilever has granted Diversey, subject to certain terms, a nonexclusive, royalty-free, worldwide, perpetual license of these technologies.

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

•

Under a dispensed products license agreement, Unilever has granted Diversey a license to use the trademarks, patents and know-how relating to the products Diversey and our subsidiaries sell for use in Diversey’s cleaner dispensing systems. Under this agreement, Unilever granted Diversey a nonexclusive license to use in specified markets, certain trademarks, patents and know-how relevant to the dispensed products Diversey manufactures, for a royalty of 4% of the net sales of the dispensed products. For the fiscal years ended December 31, 2010, 2009 and 2008, we paid an aggregate of $0.7 million, $0.7 million and $0.8 million, respectively, to Unilever under the dispensed products license agreement.

Supply Agreements

In connection with the DiverseyLever acquisition, Diversey entered into two supply agreements with Unilever, each of which we refer to singly as a “Unilever Supply Agreement” and which we refer to collectively as “Unilever Supply Agreements.” Under these agreements, Diverseyand Unilever, through the members of our respective groups, manufacture, pack, store and ship products for each other. Under one of the Unilever Supply Agreements, Diversey acts as the supplier and Unilever serves as the customer, and under the other Unilever Supply Agreement the roles are reversed.

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

Each Unilever Supply Agreement remains in effect as to a particular product until that product will not be supplied any longer. Diversey and Unilever may terminate either Unilever Supply Agreement in part or in its entirety under certain specified conditions or subject to certain restrictions, on the giving of six months’ written notice. For the fiscal years ended December 31, 2010, 2009 and 2008, we paid Unilever an aggregate of $57.9 million, $64.1 million and $65.0 million, respectively (excluding inventories associated with the sales agency agreement), and Unilever paid us an aggregate of $18.5 million, $18.5 million, and $26.2 million, respectively, under the Unilever Supply Agreements.

Director Independence

Because CMH is the owner of more than 50% of our common equity interests, if we were a listed issuer we would be a “controlled company” as that term is used in the corporate governance standards of the New York Stock Exchange (“NYSE”) and therefore not required to have a majority of independent directors. Notwithstanding, our board has determined that Messrs. Brown and Howe are independent within the meaning of, and applying the NYSE Standards. Mr. Johnson is our Chairman, an executive officer position of our company, and therefore is not independent under the NYSE standards. Mr. Lonergan is the President and Chief Executive Officer of our Company and is therefore not independent under the NYSE standards. Ms. Johnson-Leipold is a sibling of Mr. Johnson, our Chairman, and is therefore not independent under the NYSE standards. In addition, as discussed under “— Interests of Our Officers and Directors,” Messrs. Johnson and Louis and Ms. Johnson-Leipold may have interests in our transactions with SCJ and other Johnson family businesses. Moreover, as discussed under “— Interests of Our Officers and Directors,” Messrs. Banga, Jaquette, Knisely and Schnall may have interests in the Consulting Agreement with CD&R.

In addition, the terms of our Stockholders Agreement require the parties to the agreement to vote their shares and take other necessary action to cause the Holdings board to include the categories of directors described therein. In addition to nomination rights with respect to directors that are not required to be independent, the Stockholders’ Agreement permits each of CMH and CD&R Investor to nominate up to two individuals who meet the Stockholders’ Agreement’s requirements regarding “Independent Directors” set forth therein. Messrs. Brown and Howe meet the Stockholders Agreement’s requirements regarding “Independent Directors” set forth in the Stockholders Agreement. Because Mr. Knisely is currently employed by CD&R, he does not meet the requirements of an independent director as set forth in the Stockholders Agreement. However, he continues to serve as a director through a waiver of the requirements by the parties to the Stockholders Agreement.

Interests of Our Officers and Directors

Ms. Johnson-Leipold, our acting Chairman, Mr. Johnson, our Chairman, Ms. Marquart, Mr. Louis, and some members of their respective immediate families, are descendants of Samuel Curtis Johnson and shareholders of SCJ and Willow Holdings, LLC. Ms. Johnson-Leipold, Mr. Johnson, Ms. Marquart and Mr. Louis, and members of their respective immediate families, also beneficially own shares of CMH. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” As a result of these relationships, these individuals may have an interest in our transactions with SCJ and other Johnson family businesses, including Willow Holdings, LLC.

Messrs. Jaquette and Schnall are financial partners and Mr. Banga is an operating partner of CD&R. As a result of these relationships, these individuals may have an interest in our Consulting Agreement and other transactions with CD&R and its affiliated parties.

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

The Company’s General Counsel (“General Counsel”) performs the initial review of all transactions subject to the Policy. Factors to be considered by the General Counsel in reviewing the transaction include:

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

Ernst & Young LLP, independent registered public accounting firm, served as our principal accountants for the fiscal years ended December 31, 2010 and December 31, 2009. During those periods, we incurred the following fees for services rendered by Ernst & Young LLP:

Audit Fees. Audit fees represent fees for professional services rendered in connection with the audit of our annual consolidated financial statements and reviews of our quarterly financial statements, advice on accounting matters that arose during the audit and audit services provided in connection with other global statutory or regulatory filings. Audit fees and expenses were $4,597,000 and $141,000, respectively, for the year ended December 31, 2010 and $6,354,000 and $197,000, respectively, for the year ended December 31, 2009. The audit fees for 2010 and 2009 include $175,000 and $309,000, respectively, of fees related to additional audit services performed relating to audits of current and prior years that were incurred and paid in 2010 and 2009, respectively.

Audit-Related Fees. Audit-related fees represent fees for professional services rendered in connection with certain accounting consultations, employee benefit plan audits, financial and tax due diligence work, and other accounting certifications. Audit-related fees were $485,000 for the year ended December 31, 2010 and $141,000 for the year ended December 31, 2009.

Tax Fees. Tax fees include fees for professional services rendered in connection with general tax advice, tax planning and tax compliance. Tax fees were $1,621,000 for the year ended December 31, 2010 and $1,490,000 for the year ended December 31, 2009.

All Other Fees. These fees include fees for all other professional services rendered by Ernst & Young LLP. All other fees were $28,000 for the year ended December 31, 2010 and $34,000 for the year ended December 31, 2009.

The Audit Committee of the Board of Directors has determined that the provision by Ernst & Young LLP of non-audit services to us in the fiscal years ended December 31, 2010 and December 31, 2009, is compatible with maintaining the independence of Ernst & Young LLP. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be rendered by Ernst & Young LLP. In determining whether to approve such services, the Audit Committee considers the following:

•	the independence rule of the Public Company Accounting Oversight Board (United States);

•	whether the services are performed principally for the Audit Committee;

•	the effect of the service, if any, on audit effectiveness or on the quality and timeliness of our financial reporting process;

•	whether the service would be performed by a specialist (e.g., technology specialist) who also provides audit support and whether that would hinder independence;

•	whether the service would be performed by audit personnel and, if so, whether it will enhance the knowledge of our business;

•	whether the role of those performing the service would be inconsistent with the auditor’s role (e.g., a role where neutrality, impartiality and auditor skepticism are likely to be subverted);

•	whether the audit firm’s personnel would be assuming a management role or creating a mutuality of interest with management;

•	whether the auditors would be in effect auditing their own numbers;

•	whether the audit firm has unique expertise in the service; and

•	the size of the fee(s) for the non-audit service(s).

During fiscal years 2010 and 2009, all professional services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

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

Item 15 (c) Schedule I – Condensed Financial Information of Registrant

DIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

(dollars in thousands)

	December 31, 2010	December 31, 2009
ASSETS

Cash and cash equivalents	$11,340	$273
Other current assets	287	979
Goodwill, net	17,328	17,328
Deferred income taxes	—	9,234
Investment in subsidiaries	780,124	704,804
Other assets	35,992	25,705

Total assets	$845,071	$758,323

LIABILITIES, CLASS B SHARES AND EQUITY AWARDS SUBJECT TO CONTINGENT REDEMPTION FEATURES AND STOCKHOLDERS’ EQUITY

Accounts payable – related parties	$64,241	$92,247
Accrued expenses	3,823	2,699
Deferred income taxes	720	—
Long-term borrowings	253,532	240,066

Total liabilities	322,316	335,012

Commitments and contingencies

Class B shares and equity awards subject to contingent redemption features—$0.01 par value; 20,000,000 shares authorized; 1,490,971 shares issued and outstanding at December 31, 2010 and 0 shares issued and outstanding as of December 31, 2009	35,871	—

Stockholders’ equity:

Class A common stock —$0.01 par value; 200,000,000 shares authorized; 99,764,706 shares issued and outstanding at December 31, 2010 and December 31, 2009	998	998
Capital in excess of par value	554,244	549,512
Accumulated deficit	(309,785)	(342,515)
Accumulated other comprehensive income	241,427	215,316

Total stockholders’ equity	486,884	423,311

Total liabilities, class B shares and equity awards subject to contingent redemption features and stockholders’ equity	$845,071	$758,323

The accompanying notes are an integral part of the condensed financial statements

Schedule I—Condensed Financial Information

DIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net sales	$—	$—	$—
Cost of sales	—	—	—

Gross profit	—	—	—
Operating expenses	18	36	1,119

Operating loss	(18)	(36)	(1,119)
Other expense (income):
Interest expense	31,937	45,587	47,824
Notes redemption and other costs	—	23,387
(Income) loss from subsidiaries	(64,360)	(7,869)	11,762

Income (loss) from continuing operations before income taxes	32,405	(61,141)	(60,705)
Income tax benefit	(325)	(13,960)	(6,233)

Income (loss) from continuing operations	32,730	(47,181)	(54,472)
Loss from discontinued operations	—	(1,444)	(5,049)

Net income (loss)	$32,730	$(48,625)	$(59,521)

The accompanying notes are an integral part of the condensed financial statements

Schedule I—Condensed Financial Information

DIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net cash provided by operating activities	$4,198	$152,846	$—
Cash flows from financing activities:
Proceeds from long-term borrowings	—	240,066	—
Repayments of long-term borrowings	—	(388,984)	—
Repayment of related party long term note	—	(1,050)	—
Payment of costs for equity redemption and issuance	(961)	(32,875)	—
Proceeds related to new stock-based long-term incentive plan	9,468	—	—
Payment for equity redemption	(943)
Proceeds from the issuance of new class A common stock	—	486,900	—
Redemption of class B common stock	—	(445,948)	—
Payment of debt issuance costs	(695)	(10,787)	—

Net cash provided by (used in) financing activities	6,869	(152,678)	—

Change in cash and cash equivalents	11,067	168	—
Beginning balance	273	105	105

Ending balance	$11,340	$273	$105

The accompanying notes are an integral part of the condensed financial statements

Schedule I - Condensed Financial Information

DIVERSEY HOLDINGS, INC. (PARENT COMPANY ONLY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2010

(dollars in thousands)

(1)	Basis of Presentation

The accompanying condensed financial statements summarize the financial position of Diversey Holdings, Inc. (formerly JohnsonDiversey Holdings, Inc., “Holdings” and the “Company”) as of December 31, 2010 and December 31, 2009, and the results of operations and cash flows for the Company for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008. In these statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

The Company wholly owns the shares of Diversey, Inc. (formerly JohnsonDiversey, Inc. and “Diversey”). The Company is a holding company and its sole business interest is the ownership and control of Diversey and its subsidiaries.

(2)	Long-term borrowings

Holdings Senior Notes

In connection with the recapitalization and refinancing of the Company (see Note 3), the Company issued $250,000 of 10.50% senior notes that mature on May 15, 2020 (“Original Holdings Senior Notes”). The Company used the net proceeds from the offering to provide funds necessary to consummate a portion of the Transactions, including, to fund the repurchase of its common equity ownership interests previously held by an affiliate of Unilever. The net proceeds of the offering, after deducting original issue discount of $10,000, but before estimated offering expenses and other debt issuance costs, were approximately $240,000.

As required by the exchange and registration rights agreement entered into in connection with the issuance and sale of the Original Holdings Senior Notes, the Company filed a registration statement on Form S-4 with the SEC, which registration statement, as amended, was declared effective on July 12, 2010, and conducted an offer to exchange the outstanding Original Holdings Senior Notes for new notes that have been registered under the Securities Act of 1933 (“Holdings Senior Notes”). This exchange offer closed on August 13, 2010, with all of the Original Holdings Senior Notes having been tendered for exchange.

Prior to November 15, 2014, the Company may elect to pay interest on the notes in cash or by increasing the principal amount of the notes. On November 15, 2010, the Company paid $13.8 million of interest in cash on the Holdings Senior Notes, and elected to pay interest in cash on May 16, 2011. From and after November 15, 2014 cash interest will accrue on the notes and be payable semi-annually in arrears. The Company has the option, at various dates, to redeem portions of the notes prior to maturity. The Company may be required to make an offer on all or part of the notes, at the discretion of the holder, if certain conditions are met, including change in control of the Company and certain asset sales.

The Holdings Senior Notes are unsecured and are not guaranteed by any of the Company’s subsidiaries. The indenture agreement underlying the Holdings Senior Notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

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

(3)	Recapitalization and Refinancing Transactions

On October 7, 2009, the Company and Diversey entered into a series of agreements, which are collectively refered to as the “Transactions”, consisting of the following, and which closed on November 24, 2009:

(1)	an Investment and Recapitalization Agreement (the “Investment Agreement”), by and among Holdings, CDR Jaguar Investor Company, LLC (“CD&R Investor”), a Delaware limited liability company, owned by a private investment fund managed by CD&R, CMH, and SNW, pursuant to which:

(a)	the common equity ownership interests of the Company held by CMH were reclassified into 51.1 million new shares of class A common stock; and

(b)	the Company issued 47.7 million shares of its new class A common stock to CD&R Investor and CD&R F&F Jaguar Investor, LLC, an affiliate of CD&R Investor (together with CD&R Investor, the “CD&R Investor Parties”), and 990,000 shares of its new class A common stock to SNW for cash consideration of $477 million and $9.9 million, respectively.

(2)	a Redemption Agreement (as amended, the “Redemption Agreement”), by and among the Company, Diversey, CMH, Unilever, N.V., a company organized under the laws of the Netherlands (“Unilever”), Marga B.V., a company organized under the laws of the Netherlands and an indirect, wholly owned subsidiary of Unilever (“Marga”), and Conopco, Inc., a New York corporation and an indirect, wholly owned subsidiary of Unilever (“Conopco”), pursuant to which the Company purchased all of the common equity ownership interests in the Company held by parties affiliated with Unilever in exchange for (a) $390.5 million in cash, (b) the settlement of certain amounts owing by Unilever to the Company and Diversey and owing to Unilever by the Company and CMH, and (c) a warrant (the “Warrant”) to purchase 4,156,863 shares of the Company’s new class A common stock, representing 4% of the Company’s outstanding common stock at the closing of the Transactions assuming exercise of the Warrant.

At the closing of the Transactions, Holdings’ ownership, assuming the exercise of the Warrant, but excluding any impact of the New Stock Incentive Plan (see Note 4), is as follows: CMH, 49.1%; CD&R Investor Parties, 45.9%; SNW, 1.0%; and Unilever, 4.0%. SNW granted an irrevocable proxy to CMH to vote its common stock of Holdings, which, subject to certain limitations, increased CMH’s voting ownership in Holdings from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership in Holdings from approximately 1.0% to 0.0%.

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

The Company issued the Warrant to Marga (and subsequently assigned to another Unilever affiliate) for the purchase of 4,156,863 shares of the Company’s class A common stock at an initial exercise price of $0.01 per share. The Warrant is exercisable upon the occurrence of a liquidity event, or upon the exercise of drag-along rights or tag-along rights as described in the Holdings Registration Rights Agreement. The fair value of this Warrant, measured on the date of the Transactions, was recorded by the Company in its financial statements at $39.6 million.

In connection with the Transactions, the Company and Diversey refinanced their debt and entered into new debt agreements, as more fully described in Note 2, as follows:

•	the repurchase or redemption by Diversey of its previously outstanding senior subordinated notes and by Diversey of its previously outstanding senior discount notes;

•	the repayment of all outstanding obligations under Diversey’s previously outstanding senior secured credit facilities and the termination thereof;

•	the entry by Diversey into a new $1.25 billion senior secured credit facility (“Senior Secured Credit Facilities”);

•	the issuance by Diversey of $400 million aggregate principal amount of 8.25% senior notes due 2019 (“Diversey Senior Notes”); and

•	the issuance by the Company of the Holdings Senior Notes.

(4)	Stock-Based Compensation

Cash-Based Long-Term Incentive Program

The Company has a Long-Term Incentive Program (“LTIP”) that provides for the accumulation of long-term cash awards based on three-year financial peformance periods. The awards are earned through service. Compensation expenses related to the services rendered are reported in the consolidated statements of operations and were $5,393, $22,956 and $17,996 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Payments to be made to employees under this long-term incentive program in 2011 of $7,078 are recorded as a current obligation, while payments expected in future periods of $5,455 are recorded as a long-term obligation in the Company’s December 31, 2010 consolidated balance sheet.

Adoption of a New Stock-Based Long-Term Incentive Plan

During fiscal year 2010, the Company approved a new Stock Incentive Plan (“SIP”), which replaced the LTIP for the officers and most senior managers of the Company. The SIP provides for the purchase or award of new class B common stock of the Company (“Shares”) and options to purchase new Shares representing in the aggregate up to 12% of the outstanding common stock of the Company.

During fiscal year 2010, pursuant to the SIP, the Company completed an equity offering of 1,448,471 Shares at $10 per share, and issued 2,907,175 matching options to key employees to purchase Shares pursuant to a matching formula, at an exercise price of between $10 and $12.60 per share, with a contractual term of ten years. The matching options are subject to a vesting period of four years. The Company later sold an additional 3,333 Shares at $12.00 per share to an additional participant, with no matching options. The Company later repurchased 65,000 Shares at $12.60 per share, and 27,500 Shares at $13.60 per share, following the departure of four participating employees. In conjunction with these departures, 256,875 matching options were forfeited.

Pursuant to the SIP, participating employees were granted 2,982,002 Deferred Share Units (“DSUs” as defined in the SIP), and 7,879,381 matching options, both of which represent rights to Shares in the future subject to the satisfaction of certain service and performance conditions. The DSUs included 1,447,890 units related to the conversion of LTIP awards that had been earned but were not yet vested at adoption of the SIP. The conversion resulted in the reclassification of $14,479 from other liabilities to due from parent, as these awards are expected to be settled in shares rather than in cash. The DSUs have a grant-date fair value of $10 per share and the matching options have an exercise price of between $10 and $12.35 per share, with a contractual term of ten years. The DSUs and matching options are subject to vesting periods of one to two years and three to four years, respectively. As a result of employee departures, 283,895 DSUs and 800,845 matching options were forfeited.

The grant-date fair value of SIP matching option awards was estimated using the Black-Scholes option-pricing model and assumed the following:

2010
Expected term of option (in years)	5.00
Expected volatility factor	34.51%
Expected dividend yield	0.00%
Risk-free interest rate	2.37%

In determining a five-year expected term, the Company used management’s best estimate of the time period to potential liquidity activity. Expected volatility is based on the median monthly volatility of peer companies measured over a five-year period corresponding to the expected term of the option. The expected dividend yield is 0% based on the Company’s expectation that no dividends will be paid during the expected term of the option. The risk-free interest rate is based on the U.S. five-year treasury constant maturity at the time of grant for the expected term of the option.

The following table summarizes the stock option activity during fiscal 2010:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	—	$—
Granted	10,786,556	10.02
Exercised	—	—
Forfeited or expired	(1,057,720)	10.00

Outstanding at December 31, 2010	9,728,836	$10.02	9	$34,853

Exercisable at December 31, 2010	—	N/A	N/A	N/A

The weighted-average grant-date fair value of options granted during 2010 was $3.43.

The following table summarizes DSU activity during fiscal 2010:

	Number of DSUs	Weighted- Average Grant-Date Fair Value
Nonvested DSUs at January 1, 2010	—	$—
Granted	2,982,002	10.00
Vested	—	—
Forfeited	(283,895)	10.00

Nonvested DSUs at December 31, 2010	2,698,107	$10.00

The Company recognizes the cost of employee services in exchange for awards of Holdings’ equity instruments based on the grant-date fair value of those awards. That cost, based on the estimated number of awards that are expected to vest, is recognized on a straight-line basis over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which the employees do not render the requisite service. The grant-date fair value of SIP matching options is estimated using the Black-Scholes valuation model. The grant-date fair value of SIP DSUs is equal to the purchase price of the equity offering pursuant to which the SIP DSUs were granted, as determined by the Board of Directors based on a third-party valuation.

As of December 31, 2010, there was $23,120 of unrecognized compensation cost related to DSUs and nonvested option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of five years.

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

Stock-based compensation cost charged to earnings for all equity compensation plans discussed above was $12,771 for the period ended December 31, 2010, and is recorded as part of selling, general and administrative expenses in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations related to equity compensation plans was $1,565 for the period ended December 31, 2010.

During fiscal year 2010, the Company approved the Holdings’ Director Stock Incentive Plan (“DIP”), which provides for the sale of Shares to certain non-employee directors of the Company, as well as the grant to these individuals of DSUs in lieu of receiving cash compensation for their services as a member of the Company’s Board of Directors. Pursuant to the DIP, the Company completed an equity offering of 85,000 Shares at $10 per share, and 29,167 Shares at $12 per share, to certain directors. The Company later repurchased 10,000 Shares at $12.35 per Share following the departure of a director.

The following table summarizes the Director DSU activity during fiscal 2010:

	Number of DSUs	Weighted- Average Grant-Date Fair Value
Nonvested Director DSUs at January 1, 2010	—	$—
Granted	58,229	10.28
Vested	—	—
Forfeited	(12,500)	10.00

Nonvested Director DSUs at December 31, 2010	45,729	$10.36

Class B shares and equity awards subject to contingent redemption features

The Company’s SIP and DIP programs are subject to a contingent redemption feature relating to any potential future change in control of the Company. Among other provisions, this feature provides for the cash settlement of Shares and DSUs at fair value as of the date of the change in control. As the Company does not deem such redemption event as currently probable, applicable accounting guidance requires recognition of Shares and earned DSUs as mezzanine equity, which the Company has presented as Class B shares and equity awards subject to contingent redemption on its consolidated balance sheets. Additionally, as the contingent redemption is not currently probable the carrying amount has not been adjusted to the expected redemption amount.

At December 31, 2010, the Company’s mezzanine equity consisted of $14,479 related to DSUs associated with the conversion of the LTIP, $6,418 related to DSUs that were earned during 2010, $13,874 related to the SIP equity offering and $1,100 related to the DIP equity offering.

Item 15 (c) Schedule II - Valuation and Qualifying Accounts

Diversey Holdings, Inc.

(Dollars in Thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts (1)	Deductions (2)	Balance at End of Year
Allowance for Doubtful Accounts
Fiscal Year Ended December 31, 2010	$20,645	$5,707	$(1,813)	$(4,651)	$19,888
Fiscal Year Ended December 31, 2009	20,487	8,684	1,788	(10,314)	20,645
Fiscal Year Ended December 31, 2008	25,646	7,388	(4,570)	(7,977)	20,487

Tax Valuation Allowance
Fiscal Year Ended December 31, 2010	350,217	49,048	2,691	(19,540)	382,416
Fiscal Year Ended December 31, 2009	335,452	53,044	19,133	(57,412)	350,217
Fiscal Year Ended December 31, 2008	295,376	72,656	15,741	(48,321)	335,452

(1)	Includes the effects of changes in currency translation and business acquisitions
(2)	Represents amounts written off from the allowance for doubtful accounts, net of recoveries, or the release of tax valuation allowances in jurisdictions where a change in facts and circumstances lead to the usage or a change in judgment relating to the usage of net operating loss or tax credit carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2011.

Diversey Holdings, Inc.

By	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 17, 2011 by the following persons on the behalf of the registrant and in the capacities indicated.

/s/ Edward F. Lonergan	Director, President and Chief Executive Officer
Edward F. Lonergan	(Principal Executive Officer)

/s/ Norman Clubb	Executive Vice President and Chief Financial Officer
Norman Clubb	(Principal Financial and Accounting Officer)

/s/ Helen Johnson-Leipold*	Director and acting Chairman
Helen Johnson-Leipold

/s/ Manvinder S. Banga *	Director
Manvinder S. Banga

/s/ George K. Jaquette *	Director
George K. Jaquette

/s/ Richard J. Schnall *	Director
Richard J. Schnall

/s/ Clifton D. Louis*	Director
Clifton D. Louis

/s/ Robert M. Howe *	Director
Robert M. Howe

/s/ Winifred J. Marquart *	Director
Winifred J. Marquart

/s/ Todd C. Brown *	Director
Todd C. Brown

/s/ Philip W. Knisely*	Director
Philip W. Knisely

*	Norman Clubb, by signing his name hereto, does hereby sign this Form 10-K on behalf of each of the above-named officers and directors of Diversey Holdings Inc., pursuant to a power of attorney executed on behalf of each such officer and director.

By	/s/ Norman Clubb
Norman Clubb, Attorney-in-fact

DIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Investment and Recapitalization Agreement, dated as of October 7, 2009, by and among JohnsonDiversey Holdings, Inc., CDR Jaguar Investor Company, LLC, SNW Co., Inc. and Commercial Markets Holdco, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on October 14, 2009 (the “October 14, 2009 Form 8-K”))

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 1, 2009 (the “December 1, 2009 Form 8-K”))

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 2, 2010)

3.3	Second Amended and Restated By-Laws of the Company (incorporated by reference as Exhibit 3.2 to the December 1, 2009 Form 8-K)

4.1	Common Stock Purchase Warrant of the Company, dated as of November 24, 2009 and Assignment and Joinder Agreement dated as of December 22, 2009 between Marga B.V. as assignor and Unilever Swiss Holding AG as assignee (incorporated by reference as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 18, 2010)

4.2	Registration Rights Agreement, dated as of November 24, 2009, among the Company and each of the stockholders of the Company party thereto (incorporated by reference as Exhibit 4.2 to the December 1, 2009 Form 8-K)

4.3	Indenture, dated as of November 24, 2009, between the Company and Wilmington Trust FSB, as trustee, relating to the 10.50% senior notes due 2020 of the Company (incorporated by reference as Exhibit 4.5 to the December 1, 2009 Form 8-K)

10.1	Redemption Agreement, dated as of October 7, 2009, by and among JohnsonDiversey Holdings, Inc., JohnsonDiversey, Inc., Commercial Markets Holdco, Inc., Unilever, N.V., Marga B.V. and Conopco, Inc. (incorporated by reference to Exhibit 10.1 to the October 14, 2009 Form 8-K)

10.2	Amendment No. 1 to the Redemption Agreement, dated November 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 25, 2009)

10.3	Stockholders Agreement, dated as of November 24, 2009, among the Company, Commercial Markets Holdco, Inc., SNW Co., Inc., the CD&R Investor Parties and any stockholder of the Company who becomes a party thereto (incorporated by reference as Exhibit 10.1 to the December 1, 2009 Form 8-K)

10.4	Indemnification Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., the Company, the CD&R Investor Parties, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R and Clayton Dubilier & Rice, Inc. (incorporated by reference as Exhibit 10.2 to the December 1, 2009 Form 8-K)

10.5	Indemnification Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., the Company and Commercial Markets Holdco, Inc. (incorporated by reference as Exhibit 10.3 to the December 1, 2009 Form 8-K)

10.6	Consulting Agreement, dated November 24, 2009, among JohnsonDiversey, Inc., the Company and Clayton, Dubilier & Rice, Inc. (incorporated by reference as Exhibit 10.4 to the December 1, 2009 Form 8-K)

10.7	Credit Agreement, dated as of November 24, 2009, among, inter alia, JohnsonDiversey, Inc., as a borrower, the Company, the lenders and issuers party thereto, as lenders, Citibank, N.A., as administrative agent, and the other parties thereto (incorporated by reference as Exhibit 10.8 to the December 1, 2009 Form 8-K)

Exhibit Number	Description of Exhibit
10.8	Guaranty, dated as of November 24, 2009, made by JohnsonDiversey, Inc., the Company and certain of their U.S. subsidiaries in favor of the Guarantied Parties (as defined therein) (incorporated by reference as Exhibit 10.9 to the December 1, 2009 Form 8-K)

10.9	Guaranty, dated as of November 24, 2009, made by certain subsidiaries of JohnsonDiversey, Inc. organized outside of the United States in favor of the Guarantied Parties (as defined therein) (incorporated by reference as Exhibit 10.10 to the December 1, 2009 Form 8-K)

10.10	First Amendment to Credit Agreement and Foreign Guaranty, dated as of March 7, 2011 among, inter alia, the Company as a borrower, Holdings, Citibank, N.A., as administrative agent for the Lenders and Issuers and the other parties thereto.

10.11	Pledge and Security Agreement, dated as of November 24, 2009, by the Grantors (as defined therein) in favor of the Principal Agent (as defined therein) (incorporated by reference as Exhibit 10.11 to the December 1, 2009 Form 8-K)

10.12	Asset and Equity Interest Purchase Agreement, dated May 1, 2006, by and among JD Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2006 (the “May 11, 2006 Form 10-Q”))

10.13	First Amendment to Asset and Equity Interest Purchase Agreement, dated as of June 30, 2006, by and among JD Polymer, LLC, JohnsonDiversey Holdings II B.V. and BASF Aktiengesellschaft (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 7, 2006)

10.14	Umbrella Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc., dated as of October 11, 2007 (incorporated by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2007 (the “November 8, 2007 Form 10-Q”))*

10.15	Form of Amended and Restated Master Sales Agency Agreement among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (incorporated by reference as Exhibit 10.2 to the November 8, 2007 Form 10-Q)*

10.16	Form of Master Sub-License Agreement in Respect of Professional Products among Unilever N.V., Unilever PLC and JohnsonDiversey, Inc. (incorporated by reference as Exhibit 10.3 to the November 8, 2007 Form 10-Q)*

10.17	Amendment No. 1 to Umbrella Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., Unilever and Unilever PLC (incorporated by reference as Exhibit 10.5 to the December 1, 2009 Form 8-K)

10.18	Amendment No. 1 to Master Sales Agency Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., Unilever and Unilever PLC (incorporated by reference as Exhibit 10.6 to the December 1, 2009 Form 8-K)

10.19	Amendment No. 1 to Master Sub-License Agreement, dated as of November 24, 2009, among JohnsonDiversey, Inc., Unilever and Unilever PLC (incorporated by reference as Exhibit 10.7 to the December 1, 2009 Form 8-K)

10.20	Lease Amendment, Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., JohnsonDiversey, Inc. and JD Polymer, LLC (incorporated by reference as Exhibit 10.1 to the May 11, 2006 Form 10-Q)

10.21	Lease Assignment and Assumption Agreement dated as of May 1, 2006 by and among S.C. Johnson & Son, Inc., Diversey, Inc. and JD Polymer, LLC (incorporated by reference as Exhibit 10.1 to the May 11, 2006 Form 10-Q)

10.22	Amended and Restated Lease Agreement between S.C. Johnson & Son, Inc. and Diversey, Inc., dated as of November 24, 2009 (Waxdale Lease)*

10.23	Amended and Restated Agreement between S.C. Johnson & Son, Inc. and Diversey, Inc., dated as of November 24, 2009 (Brand License Agreement) (incorporated by reference as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 18, 2010)*

Exhibit Number	Description of Exhibit
10.24	Amended and Restated Supply Agreement between Diversey, Inc. and S.C. Johnson & Son, Inc., dated as of November 24, 2009 (S.C. Johnson & Son, Inc. as manufacturer) (incorporated by reference as Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 18, 2010)*

10.25	Stock Purchase Agreement by and among JWP Investments, Inc., Sorex Holdings, Ltd. and Whitmire Holdings Inc. dated as of June 9, 2004 (incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2004)

10.26	Long-Term Cash Incentive Plan, effective as of January 1, 2006 (incorporated by reference as Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2007 (the “March 22, 2007 Form 10-K”))**

10.27	Profit Sharing Plan, effective as of January 1, 2007 (incorporated by reference as Exhibit 10.57 to the March 22, 2007 Form 10-K)**

10.28	Amended and Restated Performance Bonus Opportunity Plan for Key Executives and Officers (incorporated by reference as Exhibit 10.54 to the March 22, 2007 Form 10-K)**

10.29	Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and S. Curtis Johnson III, dated December 6, 2001 (incorporated by reference as Exhibit 10.30 to the Registration Statement on Form S-4 of Diversey, Inc. filed with the SEC on July 31, 2002 (File No. 333-97427) (the “Diversey Form S-4”))**

10.30	Level I Employment Agreement between JohnsonDiversey, Inc. and Edward F. Lonergan, dated September 15, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 18, 2008 (the “September 18, 2008 Form 8-K”))**

10.31	Level I Employment Agreement between JohnsonDiversey, Inc. and Scott D. Russell, dated September 15, 2008 (incorporated by reference to Exhibit 10.3 to the September 18, 2008 Form 8-K)**

10.32	Level I Employment Agreement between JohnsonDiversey, Inc. and Pedro Chidichimo, dated September 15, 2008 (incorporated by reference to Exhibit 10.4 to the September 18, 2008 Form 8-K)**

10.33	Level I Employment Agreement between JohnsonDiversey, Inc and Norman Clubb, dated January 4, 2010 (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 7, 2010) **

10.34	Employment Agreement between JohnsonDiversey, Inc. (formerly known as S.C. Johnson Commercial Markets, Inc.) and David S. Andersen, dated November 8, 1999 (incorporated by reference as Exhibit 10.36 to the Diversey Form S-4)**

10.35	Form of Level I Employment Agreement provided to certain executive officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2008 (the “November 6, 2008 Form 10-Q”))**

10.36	Form of Level II Employment Agreement provided to certain officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.7 to the November 6, 2008 Form 10-Q)**

10.37	Form of Level III Employment Agreement provided to certain officers of JohnsonDiversey, Inc. (incorporated by reference to Exhibit 10.8 to the November 6, 2008 Form 10-Q)**

10.38	Separation Agreement between Diversey, Inc. and Nabil Shabshab dated October 18, 2010**

10.39	Separation Agreement between Diversey, Inc. and James Larson dated October 18, 2010**

10.40	Separation and Release Agreements between JohnsonDiversey, Inc. and Edward J. Kennedy, both dated November 17, 2008 (incorporated by reference as Exhibit 10.36 to the March 27, 2009 Form 10-K)**

10.41	Separation and Release Agreements between JohnsonDiversey, Inc. and Joseph F. Smorada, the former Executive Vice President and Chief Financial Officer of Diversey, Inc. and the Company (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 19, 2010) **

10.42	Stock Incentive Plan and ancillary forms and agreements of the Company, dated as of January 11, 2010 (incorporated by reference as Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed on March 18, 2010)

Exhibit Number	Description of Exhibit
10.43	Director Stock Incentive Plan and ancillary forms and agreements of the Company, dated as of February 18, 2010 (incorporated by reference as Exhibit 10.70 to the Company’s Annual Report on Form 10-K filed on March 18, 2010)

14.1	JohnsonDiversey, Inc. Finance Officers Ethics Policy (incorporated by reference as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2003)

21.1	Subsidiaries of Diversey Holdings, Inc.

24.1	Power of Attorney

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.
**	Management contract or compensatory plan.

DIVERSEY HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended December 31, 2010, December 31, 2009 and December 31, 2008

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	F-4

Consolidated Statements of Operations for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008	F-5

Consolidated Statements of Contingently Redeemable Stock and Stockholders’ Equity for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008	F-6

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Diversey Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Diversey Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, contingently redeemable stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(c). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversey Holdings, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Diversey Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 17, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Diversey Holdings, Inc.

We have audited Diversey Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Diversey Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Diversey Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Diversey Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, contingently redeemable stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 17, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 17, 2011

DIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$169,094	$249,713
Restricted cash	20,407	39,654
Accounts receivable, less allowance of $19,888 and $20,645, respectively	563,006	556,720
Accounts receivable – related parties	6,433	21,943
Inventories	263,247	255,989
Deferred income taxes	24,532	30,288
Other current assets	163,307	171,232
Current assets of discontinued operations	—	60

Total current assets	1,210,026	1,325,599
Property, plant and equipment, net	410,507	415,645
Capitalized software, net	52,980	53,298
Goodwill	1,263,431	1,271,032
Other intangibles, net	194,175	220,769
Other assets	152,894	158,045
Non current assets of discontinued operations	—	3,919

Total assets	$3,284,013	$3,448,307

LIABILITIES, CLASS B SHARES AND EQUITY AWARDS SUBJECT TO CONTINGENT REDEMPTION FEATURES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$24,205	$27,661
Current portion of long-term debt	9,498	9,811
Accounts payable	327,831	380,378
Accounts payable – related parties	23,794	35,900
Accrued expenses	463,319	472,735
Current liabilities of discontinued operations	—	6,174

Total current liabilities	848,647	932,659
Pension and other post-retirement benefits	226,682	248,414
Long-term borrowings	1,445,678	1,593,697
Deferred income taxes	114,358	101,312
Other liabilities	125,893	144,392
Non current liabilities of discontinued operations	—	4,522

Total liabilities	2,761,258	3,024,996

Commitments and contingencies

Class B shares and equity awards subject to contingent redemption features at December 31, 2010 and December 31, 2009– $0.01 par value; 20,000,000 shares authorized; 1,490,971 shares issued and outstanding at December 31, 2010 and 0 shares issued and outstanding as of December 31, 2009	35,871	—

Stockholders’ equity:
Class A common stock at December 31, 2010 and December 31, 2009 – $0.01 par value; 200,000,000 shares authorized; 99,764,706 shares issued and outstanding at December 31, 2010 and December 31, 2009	998	998
Capital in excess of par value	554,244	549,512
Accumulated deficit	(309,785)	(342,515)
Accumulated other comprehensive income	241,427	215,316

Total stockholders’ equity	486,884	423,311

Total liabilities, class B shares and equity awards subject to contingent redemption features and stockholders’ equity	$3,284,013	$3,448,307

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net sales:
Net product and service sales	$3,101,277	$3,083,711	$3,280,857
Sales agency fee income	26,400	27,170	35,020

	3,127,677	3,110,881	3,315,877
Cost of sales	1,800,419	1,828,933	1,990,082

Gross profit	1,327,258	1,281,948	1,325,795
Selling, general and administrative expenses	1,005,945	988,131	1,068,851
Research and development expenses	65,655	63,328	67,077
Restructuring expenses (credits)	(2,277)	32,914	57,291

Operating profit	257,935	197,575	132,576
Other (income) expense:
Interest expense	148,576	142,523	153,224
Interest income	(2,397)	(4,555)	(7,680)
Notes redemption and other costs	—	48,789	—
Other (income) expense, net	2,732	(4,699)	5,671

Income (loss) from continuing operations before income taxes	109,024	15,517	(18,639)
Income tax provision	65,933	62,169	51,298

Income (loss) from continuing operations	43,091	(46,652)	(69,937)
Income (loss) from discontinued operations, net of income taxes of $0, ($260) and $11,273	(10,361)	(1,973)	10,416

Net income (loss)	$32,730	$(48,625)	$(59,521)

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CONTINGENTLY REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Contingently Redeemable Stock				Stockholders’ Equity
	Class B common stock subject to put and call options		Class B shares and equity awards subject to contingent redemption features		Comprehensive Income/(Loss)	Class A common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity/(deficit)
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 29, 2007	1,960	$531,127	—	$—		3,920	$—	$10,692	$(231,961)	$298,949	$77,680
Comprehensive loss –
Net loss	—	—	—	—	$(59,521)	—	—	—	(59,521)	—	(59,521)
Foreign currency translation adjustments, net of tax	—	—	—	—	(107,062)	—	—	—	—	(107,062)	(107,062)
Unrealized losses on derivatives, net of tax	—	—	—	—	(2,554)	—	—	—	—	(2,554)	(2,554)
Adjustment to reflect funded status of pension plans, net of tax	—	—	—	—	(75,172)	—	—	—	—	(75,172)	(75,172)

Total comprehensive income	—	—	—	—	$(244,309)	—	—	—	—	—	—

Capital contributions	—	—	—	—		—	—	400	—	—	400
Dividends declared	—	—	—	—		—	—	—	(82)	—	(82)
Fair value adjustment	—	(74,252)	—	—		—	—	74,252	—	—	74,252
Adjustment for ASC Topic 715 - remeasurement date	—	—	—	—		—	—	—	(2,242)	(1,944)	(4,186)

Balance, December 28, 2008	1,960	$456,875	—	$—		3,920	$—	$85,344	$(293,806)	$112,217	$(96,245)
Comprehensive loss –
Net loss	—	—	—	—	$(48,625)	—	—	—	(48,625)	—	(48,625)
Foreign currency translation adjustments, net of tax	—	—	—	—	69,860	—	—	—	—	69,860	69,860
Unrealized gains on derivatives, net of tax	—	—	—	—	3,268	—	—	—	—	3,268	3,268
Adjustment to reflect funded status of pension plans, net of tax	—	—	—	—	29,971	—	—	—	—	29,971	29,971

Total comprehensive income	—	—	—	—	$54,474						—

Capital contributions	—	—	—	—		—	—	215	—	—	215
Reclassification of class A common stock	—	—	—	—		(3,920)	—	—	—	—	—
Proceeds from the issuance of new shares	—	—	—	—		99,764,706	998	485,902	—	—	486,900
Warrants issued	—	—	—	—		—	—	39,600	—	—	39,600
Fair value adjustment	—	28,674	—	—		—	—	(28,674)	—	—	(28,674)
Redemption (see Note 26)	(1,960)	(485,549)	—	—		—	—	—	—	—	—
Payment of costs related to Transactions (see Note 26)	—	—	—	—		—	—	(32,875)	—	—	(32,875)
Dividends declared	—	—	—	—		—	—	—	(84)	—	(84)

Balance, December 31, 2009	—	$—	—	$—		99,764,706	$998	$549,512	$(342,515)	$215,316	$423,311
Comprehensive income(loss) -
Net Income(loss)	—	—	—	—	$32,730	—	—	—	32,730	—	32,730
Foreign currency translation adjustments, net of tax	—	—	—	—	13,644	—	—	—	—	13,644	13,644
Unrealized losses on derivatives, net of tax	—	—	—	—	(215)	—	—	—	—	(215)	(215)
Adjustment to reflect funded status of pension plans, net of tax	—	—	—	—	12,682	—	—	—	—	12,682	12,682

Total comprehensive income	—	—	—	—	$58,841	—	—	—	—	—	—

Equity offering (see Note 22)	—	—	1,565,971	15,724		—	—	—	—	—	—
Repurchase of equity (see Note 22)	—	—	(75,000)	(750)		—	—	(193)	—	—	(193)
LTIP conversion into DSU during the year (see Note 22)	—	—	—	14,479		—	—	—	—	—	—
Stock-based compensation expense recognition (see Note 22)	—	—	—	6,418		—	—	5,886	—	—	5,886
Payment of costs related to Transactions (see Note 26)	—	—	—	—		—	—	(961)	—	—	(961)

Balance, December 31, 2010	—	$—	1,490,971	$35,871		99,764,706	$998	$554,244	$(309,785)	$241,427	$486,884

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income (loss)	$32,730	$(48,625)	$(59,521)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities–
Depreciation and amortization	98,763	93,030	104,277
Amortization of intangibles	18,065	19,067	23,959
Amortization of debt issuance costs	19,240	16,832	5,211
Accretion of original issue discount	4,774	356	—
Interest accreted on notes payable	12,469	66	4,244
Interest accrued on long-term receivables-related parties	—	(2,551)	(2,749)
Deferred income taxes	16,814	2,765	(21,620)
(Gain) loss on disposal of discontinued operations	842	(176)	(10,471)
(Gain) loss from divestitures	3	208	(1,282)
Loss on property, plant and equipment disposals	153	726	736
Stock-based compensation	12,304	—	—
Impairment of investment	5,900	—	—
Other	5,363	6,367	6,430
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses–
Restricted cash	—	(27,404)	(49,463)
Accounts receivable securitization	(17,524)	(24,997)	(10,200)
Accounts receivable	21,422	33,048	21,948
Inventories	(11,317)	13,952	(2,430)
Other current assets	4,529	(26,248)	(13,364)
Accounts payable and accrued expenses	(49,972)	58,353	(13,199)
Other assets	(15,981)	(29,714)	13,689
Long-term, acquisition-related receivables from Unilever	—	86,079	—
Other liabilities	(19,544)	3,281	8,600
Long-term, acquisition-related payables from Unilever	—	(30,630)	—

Net cash provided by operating activities	139,033	143,785	4,795
Cash flows from investing activities:
Capital expenditures	(76,838)	(68,689)	(98,015)
Expenditures for capitalized computer software	(17,824)	(25,605)	(23,196)
Proceeds from property, plant and equipment disposals	3,506	8,216	3,048
Acquisitions of businesses and other intangibles	(3,914)	(1,737)	(7,584)
Dividends from unconsolidated affiliates	1,046	—	—
Proceeds from (costs of) divestiture of businesses	(161)	(1,348)	127,564

Net cash provided by (used in) investing activities	(94,185)	(89,163)	1,817
Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(5,200)	(1,804)	10,985
Proceeds from long-term borrowings	—	1,603,396	1,050
Repayments of long-term borrowings	(133,840)	(1,444,361)	(13,820)
Repayment of related party long-term note	—	(1,050)	—
Payment of costs for equity redemption and issuance	(961)	(32,875)	—
Proceeds from the issuance of new class A common stock	—	486,900	—
Proceeds related to new stock-based long-term incentive plan	9,468	—	—
Redemption of class B common stock	—	(445,948)	—
Repurchase of equity	(943)	—	—
Payment of debt issuance costs	(4,949)	(82,377)	(123)
Dividends paid	(78)	(370)	—

Net cash (provided by) used in financing activities	(136,503)	81,511	(1,908)
Effect of exchange rate changes on cash and cash equivalents	11,036	5,657	6,043

Change in cash and cash equivalents	(80,619)	141,790	10,747
Beginning balance	249,713	107,923	97,176

Ending balance	$169,094	$249,713	$107,923

Supplemental cash flows information
Cash paid during the period:
Interest, net	$114,205	$132,132	$136,264
Income taxes	38,358	35,019	39,568

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(currencies in thousands, except where stated)

(1)	Description of the Company

The accompanying consolidated financial statements include all of the operations, assets and liabilities of Diversey Holdings, Inc., formerly known as Johnson Professional Holdings, Inc., (“Holdings” or the “Company”). The Company owns all the shares of Diversey, Inc. (“Diversey”) (formerly S.C. Johnson Commercial Markets, Inc. and JohnsonDiversey, Inc). The Company is a holding company and its sole business interest is the ownership and control of Diversey and its subsidiaries. Diversey is a leading global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products and equipment and related services for the institutional and industrial cleaning and sanitation market.

Prior to November 5, 1999, Diversey was a wholly owned subsidiary of S.C. Johnson & Son, Inc. (“SCJ”). On November 5, 1999, ownership of Diversey including all of its assets and liabilities, was spun-off in a tax-free reorganization. In connection with the spin-off, Commercial Markets Holdco LLC (“CMH”) obtained substantially all of the shares of Diversey from SCJ.

On November 19, 2001, the Company was formed and named Johnson Professional Holdings, Inc., at which time CMH contributed its shares in Diversey to the Company. At the time of such contribution, the Company was a wholly owned subsidiary of CMH.

On May 3, 2002, the Company, Diversey, acquired the DiverseyLever business from Conopco, Inc., a subsidiary of Unilever N.V. and Unilever PLC (together, “Unilever”). At the closing of the acquisition, S.C. Johnson Commercial Markets, Inc. changed its name to JohnsonDiversey, Inc., and Johnson Professional Holdings, Inc. changed its name to JohnsonDiversey Holdings, Inc. In connection with the acquisition, Unilever acquired a 33 1/3% interest in the Company, with the remaining 66 2/3% continuing to be held by CMH.

On November 24, 2009, pursuant to a series of agreements signed on October 7, 2009, the Company issued new shares of common stock to a private investment fund managed by Clayton, Dubilier & Rice, Inc. (“CD&R”), and to SNW Co., Inc. (“SNW”), a wholly owned subsidiary of SCJ, and redeemed all the equity interests of Unilever in the Company through the payment of cash and the issuance of a warrant to purchase shares of stock in the Company (“Warrant”). At the closing of these transactions, the equity ownership of the Company, assuming the exercise of the Warrant, was as follows: CMH, 49.1%, CD&R, 45.9%, SNW, 1%, and Unilever, 4% (See Note 26). In connection with these transactions, SNW granted an irrevocable proxy to CMH to vote its common stock of the Company, which, subject to certain limitations, increased CMH’s voting ownership in the Company from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership in the Company from approximately 1.0% to 0.0%.

On March 1, 2010, the Company changed its name from “JohnsonDiversey Holdings, Inc.” to “Diversey Holdings, Inc.” and our subsidiary, JohnsonDiversey, Inc., changed its name to “Diversey, Inc.”

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

Operations included the calendar years ended December 31, 2010 and December 31, 2009 and 52 weeks and five days in the fiscal year ended December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

The Company uses estimates and assumptions in accounting for the following significant matters, among others:

•	Allowances for doubtful accounts

•	Inventory valuation

•	Valuation of acquired assets and liabilities

•	Useful lives of property and equipment and intangible assets

•	Goodwill and other long-lived asset impairment

•	Contingencies

•	Accounting for income taxes

•	Stock-based compensation

•	Customer rebates and discounts

•	Environmental remediation costs

•	Pensions and other post-retirement benefits

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

Unless otherwise indicated, all monetary amounts are stated in thousand dollars.

Segment Reporting

The Financial Standards Accounting Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 280, Segment Reporting, defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

In June 2008, the Company announced plans to reorganize its operating segments to better address consolidation and globalization trends among its customers and to enable the Company to more effectively deploy resources. Effective January 2010, the Company completed its reorganization from a five region model to the new three region model, having implemented the following:

•	Three regional presidents were appointed to lead the three regions;

•	The three regional presidents report to the Company’s Chief Executive Officer (“CEO”), who is its chief operating decision maker;

•	Financial information is prepared separately and regularly for each of the three regions; and

•	The CEO regularly reviews the results of operations, manages the allocation of resources and assesses the performance of each of these regions.

Prior to the reorganization, the Company’s operations were organized in five regions: Europe/Middle East/Africa (“Europe”), North America, Latin America, Asia Pacific and Japan. The new three region model is composed of the following:

•	The existing Europe region;

•	A new Americas region combining the former North and Latin American regions; and

•	A new Greater Asia Pacific region combining the former Asia Pacific and Japan regions.

Segment reclassification and restatement. In 2010, as a result of integrating certain of the Company’s equipment business into the Americas and Europe segments, associated revenues, expenses, assets and liabilities have been reclassified from Eliminations/Other to the Americas and Europe segments. This reclassification is consistent with changes in the Company’s organizational reporting and reflects the chief operating decision maker’s approach to assessing performance and asset allocation.

Accordingly, Note 28 reflects segment information in conformity with the three region model as well as the equipment business reclassification, and prior period segment information has been restated for comparability and consistency.

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

In arriving at net sales, the Company estimates the amounts of sales deductions likely to be earned by customers in conjunction with incentive programs such as volume rebates and other discounts. Such estimates are based on written agreements and historical trends and are reviewed periodically for possible revision based on changes in facts and circumstances.

The Company’s sales agency fee income pertains to fees earned under the sales agency agreements with Unilever (see Note 3).

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

Accrued customer rebates and discounts, which are included within accrued expenses on the consolidated balance sheets, were $126,441 and $120,536 at December 31, 2010 and December 31, 2009, respectively.

Cost of Sales

Cost of sales includes material costs, packaging costs, production costs, distribution costs, including shipping and handling costs, and other factory overhead costs. Cost of sales also includes charges for obsolete & slow moving inventory, quality control, purchasing and receiving, warehousing and internal transfer costs.

The Company records fees billed to customers for shipping and handling as revenue.

Selling, General and Administrative Expenses

Selling expenses include advertising and promotion costs, marketing and sales overhead costs. General and administrative expenses include information technology costs, legal costs, human resource costs, and other administrative and general overhead costs.

Advertising Costs

The Company expenses advertising costs as incurred. Total advertising expense was $1,655, $1,467 and $2,412 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Original Issue Discount and Capitalized Debt Issuance Costs

The Company amortizes the original issue discount and related capitalized debt issuance costs on its loans under the effective interest method, which is based on a schedule of anticipated cash flows over the terms of the various debt instruments. During fiscal 2010, as a result of early optional principal payments of $125,000 on a portion of the Company’s indebtedness and the Company’s election to pay cash interest on its Holdings Senior Notes on November 15, 2010 and May 15, 2011, the Company wrote off a portion of original issue discounts and capitalized debt issuance costs, resulting in an increase of $8,851 in interest expense in the consolidated statements of operations.

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

Inventories

Inventories are carried at the lower of cost or market. As of December 31, 2010 and December 31, 2009, the cost of certain domestic inventories determined by the last-in, first-out (“LIFO”) method was $19,111 and $21,005, respectively. This represented 7.1% and 8.1% of total inventories, respectively. For the balance of the Company’s inventories, cost is determined using the first-in, first-out (“FIFO”) method. If the FIFO method of accounting had been used for all inventories, they would have been $4,672 and $3,289 higher than reported at December 31, 2010 and December 31, 2009, respectively.

The components of inventory are as follows:

	December 31, 2010	December 31, 2009
Raw materials and containers	$56,412	$53,198
Finished goods	206,835	202,791

Total inventories	$263,247	$255,989

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major replacements and improvements are capitalized, while maintenance and repairs which do not improve or extend the life of the respective assets are expensed as incurred. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets, which typically range from 20-40 years for buildings, 4-10 years for machinery and equipment, and 5-20 years for improvements.

When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is reflected in selling, general and administrative expense.

Capitalized Software

The Company capitalizes certain internal and external costs to acquire or create computer software for internal use. Internal costs include payroll costs, incurred in connection with the development or acquisition of software for internal use. Accordingly, certain costs of this internal-use software are capitalized beginning at the software application development phase, which is after technological feasibility is established.

Capitalized software costs are amortized using the straight-line method over the expected useful life of the software, which is generally 3 to 5 years.

Goodwill

Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired from business acquisitions. Goodwill is not amortized, but is reviewed for impairment on an annual basis and between annual tests if indicators of impairment are present. The Company conducts its annual impairment test for goodwill on the first day of the fourth quarter. Based on the Company’s business approach to decision-making, planning and resource allocation, the Company has determined that it has five reporting units for purposes of evaluating goodwill for impairment. These reporting units are discrete business components of the Company’s three operating segments.

The Company uses a two-step process to test goodwill for impairment. First, the reporting unit's fair value is compared to its carrying value. Fair value is estimated using a combination of a discounted cash flow approach and a market approach. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the potential impairment loss. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.

The Company performed the required annual impairment test for fiscal years 2010, 2009 and 2008 and found no impairment of goodwill. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

On March 11, 2011, Japan suffered a significant natural disaster. While immediate losses are not expected to be material, the future impact to operating results and related risk of asset impairment is not currently determinable.

Other Intangibles

Purchased intangible assets are carried at cost less accumulated amortization. Definite-lived intangible assets, which primarily include customer lists, contractual arrangements, certain trademarks, patents and licenses, and technical know-how, have been assigned an estimated finite life and are amortized on a straight-line basis over periods ranging from 1 to 37 years. Indefinite-lived intangible assets, which primarily include certain trademarks, are evaluated annually for impairment and between annual tests if indicators of impairment are present.

The Company tests the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology using market-based royalty rates.

The Company conducts its annual impairment test for indefinite-lived intangible assets as of the first day of the fourth quarter. The Company performed the required impairment tests for fiscal years 2010, 2009 and 2008 and found no impairment of indefinite-lived intangible assets. There can be no assurance that future indefinite-lived intangible asset impairment tests will not result in a charge to earnings.

Impairment of Long-Lived Assets

Property, plant and equipment and other long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. In fiscal 2010, 2009 and 2008, the Company recorded impairment charges of $5,416, $1,198 and $6,347, respectively, which are recorded as part of selling, general and administrative expenses in the consolidated statements of operations. Except for $469 related to impairment of customer lists, patents and trademarks in 2010, and $396 related to impairment of customer lists, contracts, licenses, and other intangibles in 2009, impairment charges for 2010, 2009 and 2008 were associated with the Company’s restructuring activities. The impairment charges are summarized as follows:

Impaired Asset Type	Amount of loss	Operating segment	Method for determining fair value
Fiscal Year 2010

Building, machinery and plant equipment	$4,274	Europe	Market price
Land and building	463	Americas	Market price
Customer lists	228	Americas	Market price
Patents and trademarks	241	Greater Asia Pacific	Market price
Other long-lived assets	210	Various	Various

	$5,416

Fiscal Year 2009
Buildings and leasehold improvements	$700	Greater Asia Pacific	Market price
Customer lists, contracts, licenses and other intangibles	396	Americas	Market price
Other long-lived assets	102	Various	Various

	$1,198

Fiscal Year 2008
Land and building	$2,617	Greater Asia Pacific	Market price
Land, building and fixed assets	2,521	Europe	Market price
Other long-lived assets	1,209	Various	Various

	$6,347

Investments

Investments in debt and equity securities are carried at cost or the equity method when appropriate, and are included in other assets. Investments are reviewed for impairment quarterly; an impairment charge is recorded if the fair value of the investment is less than its carrying value, and the impairment is other than temporary. In fiscal 2010, the Company recorded an impairment charge of $5,900 on one of its investments; this charge is included in selling, general and administrative expenses in the consolidated statements of operations.

Accrued Employee-Related Expenses

The Company accrues employee costs relating to payroll, payroll taxes, vacation, bonuses and incentives when incurred. Such accruals were $146,833 and $161,972 as of December 31, 2010 and December 31, 2009, respectively.

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

Beginning with fiscal year 2010, the Company accounted for its Venezuelan subsidiary as hyperinflationary and used the exchange rate at which it expects to be able to remit dividends to translate its earnings and balance sheet. In association with the conversion, the Company recorded a pretax loss of $3,874, as a component of other (income) expense, net, in 2010.

Stock-Based Compensation

The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors based on estimated fair values, in accordance with ASC 718, Compensation – Stock Compensation. As described in Note 22, the Company adopted a new management incentive plan in January 2010. The fair value of stock options granted is calculated using a Black-Scholes valuation model and compensation expense is recognized net of forfeitures on a straight line basis over the vesting period, currently ranging from three to four years.

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

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in the consolidated statements of operations or in stockholders’ equity as a component of comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in the consolidated statements of operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risks. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income or loss, net of deferred taxes. Hedge ineffectiveness to the extent that elements of the hedges are ineffective will be reported in the consolidated statements of operations. Hedge ineffectiveness was insignificant for all periods reported. Changes in fair value of derivatives not qualifying as hedges are reported in the consolidated statements of operations.

Accounting for Income Taxes

Current and noncurrent tax assets and liabilities are based upon an estimate of income taxes refundable or payable for each of the jurisdictions in which the Company is subject to tax. In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses income tax positions and records tax provisions/benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting dates. For those income tax positions where it is more likely than not that an income tax benefit will be sustained, the Company records the largest amount of income tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that an income tax benefit will be sustained, no income tax benefit is recognized in the financial statements. When applicable, associated interest and penalties are recognized as a component of income tax expense. Accrued interest and penalties are included within the related tax asset or liability on the accompanying consolidated balance sheets.

Deferred income taxes are provided for temporary differences arising from differences in basis of assets and liabilities for tax and financial reporting purposes. Deferred income taxes are recorded on temporary differences using enacted statutory income tax rates in effect for the year in which the temporary differences are expected to reverse. The effect of a change in statutory income tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 17 for further information on income taxes.

New Accounting Pronouncements

Business Combinations (ASC Topic 805)

In December 2010, the FASB issued an Accounting Standard Update (“ASU”) related to Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this standard effective the beginning of its fiscal year 2011, and expects that the adoption of this standard will not significantly impact the consolidated financial statements.

Intangibles - Goodwill and Other (ASC Topic 350)

In December 2010, the FASB issued an ASU describing when to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company will adopt this standard effective the beginning of its fiscal year 2011, and expects that the adoption of this standard will not significantly impact the consolidated financial statements.

Foreign Currency Matters (ASC Topic 830)

In May 2010, the FASB issued an ASU to codify the SEC staff’s views on certain foreign currency issues related to investments in Venezuela. Among other things, this announcement provides background on the two acceptable inflation indices for Venezuela, states that Venezuela is now considered highly inflationary and calendar year entities that have not previously accounted for their Venezuelan investment as such should be applying highly inflationary accounting beginning January 1, 2010. As discussed above, the Company has accounted for its Venezuelan subsidiary as highly inflationary effective since January 2010; this update did not impact the Company’s consolidated financial statements.

Revenue Recognition (ASC Topic 605)

In October 2009, the FASB issued an ASU on its standard on Multiple-Deliverable Revenue Arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, specifically: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. It also eliminates the residual method of allocation and requires that consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this guidance at the beginning of the third quarter of 2010 and its adoption did not impact the consolidated financial statements.

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

Transfers and Servicing (ASC Topic 860)

In June 2009, the FASB eliminated the concept of a “qualifying special-purpose entity” and changed the requirements for derecognizing financial assets. As a result of this amendment to U.S. GAAP, many types of transferred financial assets that previously qualified for de-recognition in the balance sheet no longer qualify, including certain securitized accounts receivable. In particular, this amendment introduced the concept of a participating interest as a unit of account and reiterates the requirement that in order for a transfer of accounts receivable to qualify as a sale, effective control must be transferred; if the accounts receivable transferred meet the definition of a participating interest, the transfer qualifies for sale accounting. Because the accounts receivable transferred under our securitization arrangements do not meet the definition of a participating interest, the arrangement fails to meet the requirements of a complete transfer of control, and cannot continue to be treated as a sale. The Company adopted this guidance at the beginning of fiscal year 2010. As a result of the adoption of this standard, the Company restored the securitized accounts receivable in its balance sheet and recognized short-term borrowings. See Note 7 for additional information.

Consolidation (ASC Topic 810)

Variable Interest Entities (“VIEs”): In June 2009, the FASB amended the evaluation criteria used to identify the primary beneficiary of a VIE, potentially changing significantly the decision on whether or not a VIE should be consolidated. This statement requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, the new standard requires ongoing reassessments of whether an enterprise is the primary beneficiary. The Company adopted this guidance at the beginning of fiscal year 2010, and its adoption did not impact the consolidated financial statements.

International Financial Reporting Standards (“IFRS”)

In February 2010, the SEC issued a statement that reaffirms its support for the potential use of IFRS in the preparation of financial statements by U.S. registrants. It announced a work plan by which it is expected to make a determination in 2011 whether or not it will mandate the conversion to IFRS. As of October 2010, the SEC continues to anticipate making the determination in 2011 of whether, when, and how to incorporate IFRS into the U.S. domestic financial reporting system. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to review progress of the work plan.

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

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee was payable by Unilever to the Company in the event that conditions for full or partial termination of the Prior Agency Agreement were met. At various times during the life of the Prior Agency Agreement, the Company elected, and Unilever agreed, to partially terminate the Prior Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees, which are recognized in the consolidated statements of operations over the life of the Umbrella Agreement. In association with the partial terminations, the Company recognized sales agency fee income of $623, $637 and $743 during fiscal years 2010, 2009 and 2008, respectively.

An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the License Agreement are met. The Company elected, and Unilever agreed, to partially terminate the License Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales income of $157 during the year ended December 31, 2010.

Under the License Agreement, the Company recorded net product and service sales of $127,711, $133,368 and $151,335 during fiscal years 2010, 2009 and 2008, respectively.

(4)	Acquisitions

Intangible Acquisition

In June 2008, the Company purchased certain intangible assets relating to a cleaning technology for an aggregate purchase price of $8,020. The purchase price includes a $1,000 non-refundable deposit made in July 2007; $5,020 paid at closing; and $2,000 of future payments that are contingent upon, among other things, achieving commercial production. Assets acquired include primarily intangible assets, consisting of trademarks, patents, technical know-how, customer relationships and a non-compete agreement. The Company paid the sellers $1,000 in both September 2008 and December 2008 having met certain contingent requirements.

In conjunction with the acquisition, the Company and the sellers entered into a consulting agreement, under which the Company was required to pay to the sellers $1,000 in fiscal 2009. The Company paid the sellers $500 in both January 2009 and July 2009 as the sellers met the contingent requirements. In December 2010, the Company and the sellers amended the consulting agreement and the Company recorded additional consideration of $400, which was capitalized and allocated to the purchase price as technical know-how.

In addition to the purchase price discussed above, the Company previously maintained an intangible asset in its consolidated balance sheets in the amount of $4,700, representing a payment from the Company to the sellers in a previous period in exchange for an exclusive distribution license agreement relating to this technology. This distribution agreement was terminated as a result of the acquisition and the value of this asset was considered in the final allocation of the purchase price.

At December 31, 2010, the Company’s allocation of the purchase price was as follows:

	Fair Value	Useful Life
Trademarks	$540	Indefinite
Patents	40	18 years
Technical know-how	12,230	20 years
Customer relationships	420	10 years
Non-compete	600	10 years

Joint Venture

In December 2010, the Company and Atlantis Activator Technologies LLC (“Atlantis”), an Ohio-based limited liability company, formed a joint venture, Proteus Solutions, LLC (“Proteus”), to develop and market products for laundry and other applications. The Company contributed $3,400 and Atlantis contributed intellectual property, with each holding a 50% interest in Proteus. The Company expects to provide operational funding and management resources to Proteus following formalization of the business plan. The joint venture is not expected to generate operating results until the second half of fiscal 2011. At December 31, 2010, the Company’s investment in Proteus is included at cost in other assets in the consolidated balance sheets.

(5)	Divestitures

Auto-Chlor Master Franchise and Branch Operations

In December 2007, in conjunction with its November 2005 Plan (see Note 14), the Company executed a sales agreement for its Auto-Chlor Master Franchise and substantially all of its remaining Auto-Chlor branch operations in North America, a business that marketed and sold low-energy dishwashing systems, kitchen chemicals, laundry and housekeeping products and services to foodservice, lodging, healthcare, and institutional customers, for $69,800.

The transaction closed on February 29, 2008, resulting in a net book gain of approximately $1,292 after taxes and related costs. The gain associated with these divestiture activities is included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal years 2010 and 2009, the Company recorded adjustments related to closing costs and pension-related settlement charges, reducing the gain by $154 and $208, respectively. Any additional post-closing adjustments are not anticipated to be significant.

Net sales associated with this business were approximately $9,882 for the fiscal year ended December 31, 2008.

(6)	Discontinued Operations

DuBois Chemicals

On September 26, 2008, Diversey and JohnsonDiversey Canada, Inc., a wholly-owned subsidiary of Diversey, sold substantially all of the assets of DuBois Chemicals (“DuBois”) to DuBois Chemicals, Inc. and DuBois Chemicals Canada, Inc., subsidiaries of The Riverside Company (collectively, “Riverside”), for approximately $69,700, of which, $5,000 was escrowed subject to meeting certain fiscal year 2009 performance measures and $1,000 was escrowed subject to resolution of certain environmental representations by Diversey. The purchase price is also subject to certain post-closing adjustments that are based on net working capital targets. Diversey and Riverside finalized the performance related adjustments during the second quarter of 2010 which did not require any purchase price adjustments.

DuBois is a North American-based manufacturer and marketer of specialty chemicals, control systems and related services primarily for use by industrial manufacturers. DuBois was a non-core asset of Diversey and a component of the North American operating segment. The sale resulted in a gain of approximately $14,774 ($6,211 after tax) being recorded in the fiscal year ended December 31, 2008, net of related costs. During the fiscal year ended December 31, 2009, Diversey reduced the gain by $900 ($641 after tax) as a result of additional one-time costs and pension-related settlement charges, partially offset by proceeds from the environmental escrow. During the fiscal year ended December 31, 2010, Diversey reduced the gain by $91 ($91 after tax loss) as a result of additional one-time costs and pension-related settlement charges. Any additional post-closing adjustments are not anticipated to be significant.

Net sales from discontinued operations relating to DuBois were $72,134 which includes $7,193 of intercompany sales for the fiscal year ended December 31, 2008.

Income from discontinued operations relating to DuBois was comprised of the following:

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Income from discontinued operations before taxes and gain from sale	$—	$—	$6,630
Tax provision on income from discontinued operations	—	—	(2,476)
Gain (loss) on sale of discontinued operations before taxes	(91)	(900)	14,774
Tax benefit (provision) on gain (loss) from sale of discontinued operations	—	259	(8,563)

Income (loss) from discontinued operations	$(91)	$(641)	$10,365

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

The Polymer Business developed, manufactured, and sold specialty polymers for use in the industrial print and packaging industry, industrial paint and coatings industry, and industrial plastics industry. The Polymer Business was a non-core asset of Diversey and had been reported as a separate operating segment. The sale resulted in a gain of approximately $352,907 ($256,693 after tax), net of related costs.

Diversey recorded additional closing costs, reducing the gain by $192 ($226 after tax loss), during the fiscal year ended December 31, 2008. During the fiscal year ended December 31, 2009, Diversey recorded certain pension-related adjustments and additional closing costs, reducing the gain by $239 ($246 after tax loss). During the fiscal year ended December 31, 2010, Diversey recorded certain pension-related adjustments and additional closing costs, reducing the gain by $751 ($751 after tax loss). Any additional post-closing adjustments are not anticipated to be significant.

The asset and equity purchase agreement relating to the disposition of the Polymer Business refers to ancillary agreements governing certain relationships between the parties, including a supply agreement and tolling agreement, each of which is not considered material to the Company’s consolidated financial results.

Supply Agreement

A ten-year global agreement provides for the supply of polymer products to Diversey by BASF. Unless either party provides notice of its intent not to renew at least three years prior to the expiration of the ten-year term, the term of the agreement will extend for an additional five years. The agreement requires that Diversey purchase a specified percentage of related products from BASF during the term of the agreement. Subject to certain adjustments, Diversey has a minimum volume commitment during each of the first five years of the agreement.

Tolling Agreement

A three-year agreement provided for the toll manufacture of polymer products by the Company, at its manufacturing facility in Sturtevant, Wisconsin, for BASF. The agreement, after a nine month extension, terminated on March 2010. The agreement specified product pricing and provides BASF the right to purchase certain equipment retained by the Company.

In association with the tolling agreement, the Company agreed to pay $11,400 in compensation to SCJ, a related party, primarily related to pre-payments and the right to extend terms on the lease agreement at the Sturtevant, Wisconsin manufacturing location. The Company amortized $9,200 of the payment into the results of the tolling operation over the term of the tolling agreement, with the remainder recorded as a reduction of the gain on discontinued operations.

The Company considered its continuing involvement with the Polymer Business, including the supply agreement and tolling agreement, concluding that neither the related cash inflows nor cash outflows were direct, due to the relative insignificance of the continuing operations to the disposed business.

Income from discontinued operations relating to the Polymer Business was comprised of the following:

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Loss on sale of discontinued operations before taxes	$(751)	$(239)	$(192)
Tax benefit on loss from sale of discontinued operations	—	(7)	(34)
Income (loss) from tolling operations	(9,519)	(1,094)	477
Tax benefit (provision) on income (loss) from tolling operations	—	8	(200)

Income (loss) from discontinued operations	$(10,270)	$(1,332)	$51

(7) Accounts Receivable Securitization

JWPR Corporation

Prior to November 2010, the Company and certain of its subsidiaries entered into an agreement (the “Receivables Facility”) as amended, whereby they sell, on a continuous basis, certain trade receivables to JWPR Corporation (“JWPRC”), a wholly-owned, consolidated, special purpose, bankruptcy-remote subsidiary of the Company. JWPRC was formed in March 2001 for the sole purpose of buying and selling receivables generated by the Company and certain of its subsidiaries party to the Receivables Facility. JWPRC sold an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “Conduit”) for an amount equal to the value of all eligible receivables (as defined under the receivables sale agreement between JWPRC and the Conduit) less the applicable reserve. The total potential for securitization of trade receivables under the Receivables Facility at December 31, 2009 was $50,000. In November 2010, JWPRC terminated this Receivables Facility.

JDER Limited

Also, prior to November 2010, certain subsidiaries of the Company entered into agreements to sell, on a continuous basis, certain trade receivables originated in the United Kingdom, France and Spain to JDER Limited (“JDER”), a wholly-owned, consolidated, special purpose, bankruptcy-remote indirect subsidiary of the Company (the “European Receivables Facility”). JDER was formed in September 2009 for the sole purpose of buying and selling receivables originated by subsidiaries subject to the European Receivables Facility. JDER sold an undivided interest in the accounts receivable to a nonconsolidated financial institution (the “European Conduit”) for an amount equal to the value of the eligible receivables less the applicable reserve. The total amount available for securitization of trade receivables under the European Receivables Facility is €50,000. In November 2010, JDER terminated the European Receivables Facility.

Effective January 1, 2010, the accounting treatment for the Company’s receivables securitization facilities (see Note 2) required that accounts receivable sold to the Conduit and to the European Conduit be included in accounts receivable, with a corresponding increase in short-term borrowings.

As a result of the facility terminations, JDER repurchased the remaining receivables transferred to the European Conduit, and transferred its retained interest in receivables back to the subsidiaries that originated them; JWPRC did not have any receivables outstanding with the Conduit. Accordingly, $2,826 of unamortized fees were written off and included in interest expense in the Company’s consolidated statements of operations. Prior to the write-off, the Company had recorded amortization of debt issuance costs in the amount of $1,060 in 2010, which is included in interest expense in the Company’s consolidated statements of operations.

As of December 31, 2010 and December 31, 2009, the Company had a retained interest of $0 and $60,048, respectively, in the receivables of JWPRC, and of $0 and $110,445, respectively, in the receivables of JDER. The retained interest is included in the accounts receivable balance and is reflected in the consolidated balance sheets at estimated fair value. Prior to the effective date of the change in accounting treatment, as of December 31, 2009, the European Conduit held $18,703, of accounts receivable that were not included in the accounts receivable balance in the Company’s consolidated balance sheet.

Costs associated with the sale of beneficial interests in the receivables vary on a monthly basis and are generally related to the commercial paper rate and administrative fees associated with the overall program facility. Such costs were $1,643, $1,680 and $2,195 for the fiscal year ended December 31, 2010, December 31, 2009 and December 28, 2008, respectively, and are included in interest expense in the consolidated statements of operations.

(8)	Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	December 31, 2010	December 31, 2009
Land and improvements	$59,023	$57,456
Buildings and leasehold improvements	219,735	214,758
Equipment	696,542	681,930
Capital leases	3,817	4,090
Construction in progress	38,675	28,955

	1,017,792	987,189
Less – Accumulated depreciation	(607,285)	(571,544)

Property, plant and equipment, net	$410,507	$415,645

(9)	Capitalized Software

Capitalized software, net, consisted of the following:

	December 31, 2010	December 31, 2009
Capitalized software	$277,621	$257,296
Less – Accumulated amortization	(224,641)	(203,998)

	$52,980	$53,298

Amortization expense related to capitalized software was $18,009, $16,428 and $15,736 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

(10)	Goodwill

Changes in the balance of the goodwill account from January 1, 2009 to December 31, 2010 were as follows:

	December 31, 2010	December 31, 2009
Balance at beginning of year	$1,271,032	$1,226,014
Impact of foreign currency fluctuations	(7,601)	45,018

Balance at end of year	$1,263,431	$1,271,032

The Company had no accumulated impairment losses at December 31, 2010 and 2009.

(11)	Other Intangibles

Other intangibles consisted of the following:

	Weighted-Average Useful Lives	December 31, 2010	December 31, 2009
Definite-lived intangible assets:
Trademarks and patents	10 years	$47,815	$49,813
Customer lists, contracts, licenses and other intangibles	14 years	199,804	202,311
Indefinite-lived intangible assets:
Trademarks	—	126,401	134,950
Licenses and other intangibles	—	2,441	2,441

		376,461	389,515
Less – Accumulated amortization		(182,286)	(168,746)

Other intangibles, net		$194,175	$220,769

Amortization expense for other intangibles was $18,065, $19,067 and $22,901 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Included in these amounts are impairment charges of $469, $396 and $0, respectively (see Note 2).

The aggregate amounts of anticipated amortization of intangible assets for each of the next five fiscal years and thereafter are as follows:

Year
2011	$12,656
2012	6,899
2013	5,563
2014	4,653
2015	4,237
Thereafter	31,325

$65,333

(12)	Indebtedness and Credit Arrangements

In connection with the recapitalization and refinancing transactions (see Note 26), the Company and Diversey entered into new debt arrangements, the proceeds of which were primarily used to repurchase or redeem Diversey’s previously outstanding senior subordinated notes, the senior discount notes and to repay borrowings under Diversey’s previous senior secured credit facilities, and to settle the obligations relating to the Redemption Agreement. The following is a summary of the terms of the Company’s new debt and the retirement of the previous indebtedness.

The Company’s indebtedness and credit arrangements consisted of the following:

	December 31, 2010	December 31, 2009
Short-term borrowings:
Revolving facility [1]	$—	$—
Other lines of credit	24,205	27,661

Long-term borrowings:
Diversey, Inc.:
Term Loans [1]	$814,806	$981,092
Senior Notes [2]	400,000	400,000
Diversey Holdings, Inc.:
Holdings Senior Notes [3]	262,469	250,000

	1,477,275	1,631,092
Less: Unamortized discount	22,099	27,584
Less: Current maturities of long-term debt	9,498	9,811

	$1,445,678	$1,593,697

1 Term Loans and Revolving Facility

On November 24, 2009, Diversey entered into new senior secured credit facilities (“Senior Secured Credit Facilities”). The Senior Secured Credit Facilities include three term loan facilities, one in U.S. dollars, one in Canadian dollars, and one in euros. The Senior Secured Credit Facilities also include a $250,000 multicurrency, revolving credit facility available in U.S. dollars, euros, Canadian dollars and/or British pounds, and include a letter of credit sub-limit of $50,000 and a swing-line loan sub-limit of $30,000 (“Revolving Facility”).

The net proceeds of the Term Loans, after deducting the original issue discount of $15,000, but before offering expenses and other debt issuance costs, were $985,000. The Term Loans will mature on November 24, 2015, and will amortize in quarterly installments of 1.00% per annum with the balance due at maturity.

Borrowings under the Senior Secured Credit Facilities bear interest based on LIBOR, EURIBOR, the BA rate or Base Rate (all as defined in the credit agreement to the Senior Secured Credit Facilities), plus an agreed upon margin that adjusts based on the Company’s leverage ratio, and subject to a floor rate. At December 31, 2010, the U.S. dollar denominated borrowings bear interest at 5.25%, which is LIBOR plus 325 basis points, subject to a minimum LIBOR floor of 2.00%. The Canadian dollar denominated borrowings bear interest at 5.25%, which is the BA rate plus 325 basis points, subject to a minimum BA floor of 2.00%. The euro denominated borrowings bear interest at 6.25%, which is EURIBOR plus 400 basis points, subject to a EURIBOR floor of 2.25%. At December 31, 2009, the U.S. dollar and Canadian dollar denominated borrowings carried interest at 5.50% and the euro denominated borrowings carried interest at 6.50%. Interest is generally payable quarterly in arrears.

The Revolving Facility will mature on November 24, 2014. At December 31, 2010 and December 31, 2009, there were no outstanding borrowings under the Revolving Facility. As of December 31, 2010, we had $3,720 in letters of credit outstanding under the revolving portion of the Senior Secured Credit Facilities and therefore had the ability to borrow an additional $246,280 under this revolving facility.

All obligations under the Senior Secured Credit Facilities are secured by substantially all the assets of the Company, Diversey and each subsidiary of Diversey (but limited to the extent necessary to avoid materially adverse tax consequences to the Company and its subsidiaries, taken as a whole and by restrictions imposed by applicable law).

Amendment to the Senior Secured Credit Facilities credit agreement. The Senior Secured Credit Facilities were amended in March 2011. This amendment reduced the interest rate payable with respect to the Term Loans, thereby reducing borrowing costs over the remaining life of the credit facilities. The spread on the U.S. dollar and Canadian dollar denominated borrowings was reduced from 325 basis points to 300 basis points, and the minimum LIBOR and BA floors were reduced from 2.00% to 1.00%. The spread on the euro denominated borrowing was reduced from 400 basis points to 350 basis points and the EURIBOR floor was reduced from 2.25% to 1.50%.

In addition, the amendment changed various financial covenants and credit limits to provide us with greater flexibility to operate our business. These changes include the ability to issue incremental term loan facilities and the ability to issue dividends to Holdings to fund cash interest payments on the Holdings Senior Notes.

2 Diversey Senior Notes

On November 24, 2009, Diversey issued $400,000 of 8.25% senior notes due 2019 (“Original Senior Notes”). The net proceeds of the offering, after deducting the original issue discount of $3,320, but before offering expenses and other debt issuance costs, were $396,680. As required by the exchange and registration rights agreement entered into in connection with the issuance and sale of the Original Senior Notes, the Company filed a registration statement on Form S-4 with the SEC, which registration statement, as amended, was declared effective on July 12, 2010, and conducted an offer to exchange the outstanding Original Senior Notes for new notes that have been registered under the Securities Act of 1933 (“Diversey Senior Notes”). This exchange offer closed on August 13, 2010, with all of the Original Senior Notes having been tendered for exchange.

Diversey will pay interest on the Diversey Senior Notes May 15 and November 15 of each year, beginning on May 15, 2010. The Diversey Senior Notes will mature on November 15, 2019.

The Diversey Senior Notes are unsecured and are effectively subordinated to the Senior Secured Credit Facilities to the extent of the value of Diversey’s assets of Diversey’s subsidiaries that secure such indebtedness. The indenture governing the Diversey Senior Notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

3 Holdings Senior Notes

Also in connection with the recapitalization and refinancing of the Company, the Company issued $250,000 of 10.50% senior notes that mature on May 15, 2020 (“Original Holdings Senior Notes”). The Company used the net proceeds from the offering to provide funds necessary to consummate a portion of the Transactions, including, to fund the repurchase of its common equity ownership interests previously held by an affiliate of Unilever. The net proceeds of the offering, after deducting original issue discount of $10,000, but before estimated offering expenses and other debt issuance costs, were approximately $240,000.

As required by the exchange and registration rights agreement entered into in connection with the issuance and sale of the Original Holdings Senior Notes, the Company filed a registration statement on Form S-4 with the SEC, which registration statement, as amended, was declared effective on July 12, 2010, and conducted an offer to exchange the outstanding Original Holdings Senior Notes for new notes that have been registered under the Securities Act of 1933 (“Holdings Senior Notes”). This exchange offer closed on August 13, 2010, with all of the Original Holdings Senior Notes having been tendered for exchange.

Prior to November 15, 2014, the Company may elect to pay interest on the notes in cash or by increasing the principal amount of the notes. On November 15, 2010, the Company paid $13,780 of interest in cash on the Holdings Senior Notes, and has elected to pay interest in cash on May 16, 2011. From and after November 15, 2014 cash interest will accrue on the notes and be payable semi-annually in arrears. The Company has the option, at various dates, to redeem portions of the notes prior to maturity. The Company may be required to make an offer on all or part of the notes, at the discretion of the holder, if certain conditions are met, including change in control of the Company and certain asset sales.

The Holdings Senior Notes are unsecured and are not guaranteed by any of the Company’s subsidiaries. The indenture agreement underlying the Holdings Senior Notes contains certain covenants and events of default that the Company believes are customary for indentures of this type.

Notes redemption and other costs

In connection with the redemption of the previously outstanding senior subordinated notes and the termination of the previously outstanding term loan B, the Company incurred the following expenses in 2009:

Write-off of balance of discount of redeemed senior discount notes	$13,953
Redemption premium on senior subordinated notes	11,748
Write-off of balance of unamortized debt issuance costs of redeemed notes	10,867
Redemption premium on senior discount notes	8,640
Termination of interest rate swaps	3,188
Other transaction related fees	393

$48,789

Capitalized debt issuance costs

In connection with the refinancing of the Company, the Company capitalized approximately $80,866 of debt issuance costs. These costs are being amortized under the effective interest method over the life of the related debt instruments. As of December 31, 2010 and December 31, 2009, the unamortized balance of debt issuance costs of $52,737 and $63,894 respectively are included in other assets and $9,581 and $10,740 respectively are included in other current assets.

In 2010, the amortization of these costs approximated $15,299 and is included in interest expense.

Unamortized discount

The unamortized discount at December 31, 2010 and December 31, 2009 are summarized as follows:

	Term Loans	Senior Notes	Holdings Senior Notes	Total
Original Issue Discount	$15,000	$3,320	$10,000	$28,320
Amortization in 2009	(256)	(34)	(66)	(356)
Effects of foreign exchange translation	(380)	—	—	(380)

Unamortized discount, December 31, 2009	14,364	3,286	9,934	27,584
Amortization in 2010	(3,565)	(212)	(997)	(4,774)
Effects of foreign exchange translation	(711)	—	—	(711)

Unamortized discount, December 31, 2010	$10,088	$3,074	$8,937	$22,099

Effective interest rate	5.70% - 6.91%	8.37%	10.96%

These discounts are being amortized under the effective interest method over the terms of the related debt instruments.

Scheduled Maturities of Long-term Borrowings

The schedule of principal payments for indebtedness and credit arrangements at December 31, 2010, is as follows:

Year
2011	$9,498
2012	9,498
2013	9,498
2014	9,498
2015	776,814
Thereafter	662,469

$1,477,275

Financial Covenants

Under the terms of its Senior Secured Credit Facilities, the Company is subject to specified financial covenants and other limitations that require the Company to meet the following targets and ratios:

Maximum Leverage Ratio. The Company is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified for that financial covenant period. The maximum leverage ratio is the ratio of: (i) the Company’s consolidated indebtedness (excluding up to $55,000 of indebtedness incurred under the Company’s Receivables Facilities (see Note 7)) less cash and cash equivalents as of the last day of a financial covenant period to (ii) the Company’s consolidated EBITDA (“Credit Agreement EBITDA” as defined in Item 7 of the accompanying Form 10-K) for the same financial covenant period. EBITDA is generally defined as earnings before interest, taxes, depreciation and amortization, plus the addback of specified expenses. The Senior Secured Credit Facilities requires that the Company’s maximum leverage ratio not exceed a declining range from 4.75 to 1 for the financial covenant period ending nearest December 31, 2010, to 3.50 to 1 for the financial covenant periods ending nearest September 30, 2014 and thereafter.

Minimum Interest Coverage Ratio. The Company is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified for that financial covenant period. The minimum interest coverage ratio is the ratio of: (i) the Company’s consolidated Credit Agreement EBITDA for a financial covenant period to (ii) the Company’s cash interest expense for that same financial covenant period calculated in accordance with the Senior Secured Credit Facilities. The Senior Secured Credit Facilities require that the Company’s minimum interest coverage ratio not exceed an increasing range from 2.75 to 1 for the financial covenant period ending nearest December 31, 2010, to 3.25 to 1 for the financial covenant period ending nearest September 30, 2012 and thereafter.

Capital Expenditures. Capital expenditures are generally limited to $150,000 per fiscal year (with certain exceptions). To the extent that the Company makes capital expenditures of less than the limit in any fiscal year, however, it may carry forward into the subsequent year the difference between the limit and the actual amount expended, provided that the amounts carried forward from the previous year will be allocated to capital expenditures in the current fiscal year only after the amount allocated to the current fiscal year is exhausted. As of December 31, 2010, the Company was in compliance with the limitation on capital expenditures for fiscal year 2010.

The Senior Secured Credit Facilities contain additional covenants that restrict the Company’s ability to declare dividends and to redeem and repurchase capital stock. It also limits the Company’s ability to incur additional liens, engage in sale-leaseback transactions, incur additional indebtedness and make investments, among other restrictions.

As of December 31, 2010, the Company was in compliance with all covenants under the Senior Secured Credit Facilities.

Indenture for the Diversey Senior Notes

The indenture for the Diversey Senior Notes of the Company restricts the Company’s ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness; pay dividends on, redeem or repurchase capital stock; issue or allow any person to own preferred stock of restricted subsidiaries; in the case of non-guarantor subsidiaries, guarantee indebtedness without also guaranteeing the Diversey Senior Notes; in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the Company; make investments; incur or permit to exist liens; enter into transactions with affiliates; merge, consolidate or amalgamate with another company; and transfer or sell assets.

As of December 31, 2010, the Company was in compliance with all covenants under the indenture for the Diversey Senior Notes.

Cross Defaults

The Company’s failure to comply with the terms of the Senior Secured Credit Facilities or the indenture for the Diversey Senior Notes or the Company’s inability to comply with financial ratio tests or other restrictions could result in an event of default under the indenture for the Diversey Senior Notes or the Senior Secured Credit Facilities. Additionally, a payment default or default that permits or results in the acceleration of indebtedness aggregating $45,000 or more, including, without limitation, indebtedness under the Senior Secured Credit Facilities, the indenture for the Diversey Senior Notes and indebtedness under the Company’s Receivables Facility, and foreign lines of credit, is also an event of default under the Senior Secured Credit Facilities, the indenture for the Diversey Senior Notes and the indenture for the Holdings Senior Notes (see Note 26). Further, specified defaults under the Senior Secured Credit Facilities and the indenture for the Diversey Senior Notes constitute defaults under the Company’s Receivables Facility, European Receivables Facility, some of the Company’s foreign lines of credit and the Company’s license agreements with SCJ. A default, if not cured or waived, may permit acceleration of the Company’s indebtedness or result in a termination of its license agreements.

(13)	Financial Instruments

The Company sells its products in more than 175 countries and approximately 83% of the Company's revenues are generated outside the United States. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

The Company maintains a foreign currency risk management strategy that uses derivative instruments (foreign currency forward contracts) to protect its interests from fluctuations in earnings and cash flows caused by the volatility in currency exchange rates. Movements in foreign currency exchange rates pose a risk to the Company's operations and competitive position, since exchange rate changes may affect the profitability and cash flow of the Company, and business and/or pricing strategies of competitors.

Certain of the Company's foreign business unit sales and purchases are denominated in the customers’ or vendors’ local currency. The Company purchases foreign currency forward contracts as hedges of foreign currency denominated receivables and payables and as hedges of forecasted foreign currency denominated sales and purchases. These contracts are entered into to protect against the risk that the future dollar-net-cash inflows and outflows resulting from such sales, purchases, firm commitments or settlements will be adversely affected by changes in exchange rates.

At December 31, 2010 and December 31, 2009, the Company held 23 and 26 foreign currency forward contracts as hedges of foreign currency denominated receivables and payables with aggregate notional amounts of $163,092 and $236,934, respectively. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. The Company records the changes in the fair value of those contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized on these contracts were $(2,523), $14,219 and $(12,521) for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

As of December 31, 2010 and December 31, 2009, the Company held 194 and 100 foreign currency forward contracts as hedges of forecasted foreign currency denominated sales and purchases with aggregate notional amounts of $62,983 and $38,817, respectively. The maximum length of time over which the Company typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized losses on cash flow hedging instruments of $409 and $196 were included in accumulated other comprehensive income, net of tax, at December 31, 2010 and December 31, 2009, respectively. There was no ineffectiveness related to cash flow hedging instruments during the fiscal years ended December 31, 2010 or December 31, 2009. Unrealized gains and losses existing at December 31, 2010, which are expected to be reclassified into the consolidated statements of operations from other comprehensive income during fiscal year 2011, are not expected to be significant.

The Company was party to three interest rate swaps with expiration dates in May 2010. These swaps were purchased to hedge the Company’s floating interest rate exposure on term loan B with a final maturity of December 2011. Under the terms of these swaps, the Company paid fixed rates of 4.825%, 4.845% and 4.9% and received three-month LIBOR on the notional amount for the life of the swaps. All interest rate swaps were designated and qualified as cash flow hedging instruments and, therefore, the effective portion of the gain or loss on the derivative instrument was recorded in accumulated other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged exposure affected earnings. The net unrealized loss included in accumulated other comprehensive income, net of tax, was $6,496 for the year ended December 31, 2008. In conjunction with the Refinancing (see Note 26), which included the repayment of term loan B, the Company terminated these swaps and paid $3,188 to various counterparties. The payments were recognized as interest expense in the consolidated statements of operations for the fiscal year ended December 31, 2009.

(14) Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company announced a restructuring program (“November 2005 Plan”), which included redesigning the Company’s organizational structure, the closure of a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe and a workforce reduction of approximately 15%. As of December 31, 2010, the Company has terminated 2,823 employees in the execution of this plan. Our November 2005 Plan activity is expected to continue through fiscal 2011, with the associated reserves expected to be substantially paid out through our restricted cash balance.

The activities associated with the November 2005 Plan for each of the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 28, 2007	$44,068	$2,158	$46,226
Liability recorded as restructuring expense [1]	57,484	(193)	57,291
Cash paid [2]	(42,817)	(630)	(43,447)

Liability balances as of December 31, 2008	58,735	1,335	60,070
Liability recorded as restructuring expense	32,663	251	32,914
Cash paid [2]	(44,499)	(117)	(44,616)

Liability balances as of December 31, 2009	46,899	1,469	48,368
Net adjustments to restructuring liability	(2,209)	(68)	(2,277)
Cash paid [2]	(22,766)	(220)	(22,986)

Liability balances as of December 31, 2010	$21,924	$1,181	$23,105

[1]	Liability recorded as restructuring expense includes certain reclassification between Employee-Related and Other not affecting the total.

[2]	Cash paid includes the effects of foreign exchange and certain reclassifications between Employee-Related and Other not affecting the total.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $4,947, $802 and $6,347 in the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. The impairment charges are included in selling, general and administrative costs. Any additional impairment charges related to this plan are not anticipated to be significant.

Total plan-to-date expenses, net, associated with the November 2005 Plan, by reporting segment, are summarized as follows:

	Total Plan	Fiscal Year Ended
	To-Date	December 31, 2010	December 31, 2009	December 31, 2008
Europe	$149,034	$(851)	$25,740	$32,196
Americas	41,132	(871)	(750)	13,459
Greater Asia Pacific	18,750	101	5,226	10,388
Other	25,473	(656)	2,698	1,248

	$234,389	$(2,277)	$32,914	$57,291

In December 2009 and December 2008, the Company transferred $27,404 and $49,463 of cash, respectively, to irrevocable trusts for the settlement of certain obligations associated with the November 2005 Restructuring Plan. The Company expects to utilize the majority of the remaining balance of these funds, $20,407 at December 31, 2010, classified as restricted cash in its consolidated balance sheet, by the end of fiscal 2011.

(15)	Exit or Disposal Activities

In June 2010, the Company announced plans to transition certain accounting functions in its corporate center and certain Americas locations to a third party provider. The Company expects to execute the plan between July 2010 and December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to other locations in North America, as well as pursue contract manufacturing for a portion of its product lines. The timeline to transition out of Waxdale is not certain, but is expected to be largely completed during the first semester of fiscal 2012. In connection with these plans, the Company recognized liabilities of $5,972 for the involuntary termination of employees during the fiscal year ended December 31, 2010, most of which are associated with the Americas operating segment. In addition, the company recorded $3,035 of period costs associated with these activities. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

(16)	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations, include the following:

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Foreign currency (gain) loss	$3,898	$(18,835)	$18,127
Forward contracts (gain) loss	(2,523)	14,219	(12,521)
Hyperinflationary foreign currency (gain) loss	3,962	—	—
Other, net	(2,605)	(83)	65

	$2,732	$(4,699)	$5,671

(17)	Income Taxes

The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments related to our consideration of uncertain tax positions, including interest and penalties. The Company records deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards, tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

Income Tax Expense

The provision for income taxes for continuing operations was comprised of:

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Current tax expense (benefit):
Federal	$6,568	$10,120	$6,822
State	336	(538)	29
Foreign	53,181	39,535	30,631
Deferred tax expense (benefit):
Federal	(1,749)	(12,156)	(4,513)
Foreign	7,597	25,208	18,329

	$65,933	$62,169	$51,298

A reconciliation of the difference between the statutory U.S. federal income tax expense (benefit) to the Company’s income tax expense for continuing operations is as follows:

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Statutory U.S. federal income tax expense (benefit)	$38,159	$5,431	$(6,523)
State income tax expense (benefit), net of federal taxes	152	191	(588)
Effect of foreign operations	(6,116)	1,363	(587)
Nondeductible goodwill	—	—	4,990
Nondeductible expenses	9,023	10,562	3,979
Increase in valuation allowance	26,076	29,664	34,331
Increase (decrease) in foreign earnings deemed remitted	(3,340)	7,853	3,750
Increase in unrecognized tax benefits	2,472	8,977	11,884
Other	(493)	(1,872)	62

Income tax expense	$65,933	$62,169	$51,298

Deferred Income Tax Assets and Liabilities

The differences between the tax bases of assets and liabilities and their financial statement carrying value that give rise to significant portions of deferred income tax assets or liabilities include the following:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Employee benefits	$72,875	$87,918
Inventories	6,436	5,812
Accrued expenses	55,371	49,000
Net operating loss carryforwards	161,517	166,407
Other, net	226	6,720
Tangible assets	1,572	—
Foreign tax credits	166,256	144,328
Senior discounted notes	5,039	884
Valuation allowance	(382,416)	(350,217)

	$86,876	$110,852

Deferred tax liabilities:
Tangible assets	$—	$2,293
Intangible assets	121,405	117,023
Foreign earnings deemed remitted	55,297	62,560

	$176,702	$181,876

The valuation allowance at December 31, 2010 and December 31, 2009 was determined in accordance with the provisions of ASC Topic 740, Income Taxes. Based on the continued tax losses in the U.S. and certain foreign jurisdictions, the Company continued to conclude that it was not more likely than not that certain deferred tax assets would be fully realized. Accordingly, the Company recorded a charge for an additional U.S. valuation allowance of $36,165, $20,834 and $22,685 for continuing operations for the years ended December 31, 2010, 2009 and 2008, respectively, and the Company recorded a charge for additional valuation allowance for foreign subsidiaries of $8,830 and $11,647 for continuing operations for the fiscal years ended December 31, 2009 and 2008, respectively. Based on improved profitability in certain foreign jurisdictions in 2010, the Company concluded that it was more likely than not that certain deferred tax assets, which previously were offset by a valuation allowance, would be realized. Accordingly, the Company recorded income tax benefit for a net reduction in valuation allowance for foreign subsidiaries of $10,090 for continuing operations for the fiscal year ended December 31, 2010. The Company does not believe the valuation allowances recorded in fiscal years 2005 through 2010 are indicative of future cash tax expenditures.

As of December 31, 2010, the Company has foreign net operating loss carryforwards, as per the tax returns, totaling $306,650 that expire as follows: fiscal 2011 – $7,733; fiscal 2012 – $5,332; fiscal 2013 – $37,028; fiscal 2014 – $4,300; fiscal 2015 – $23,746; fiscal 2016 and beyond – $95,666; and no expiration – $132,845.

As of December 31, 2010, the Company has foreign tax credit carryforwards, as per the tax returns, totaling $121,844 that expire as follows: fiscal 2011 – $270; fiscal 2012 – $4,918; fiscal 2013 – $8,290; fiscal 2014 – $13,352; fiscal 2015 – $10,394; fiscal 2016 and beyond – $77,365; and no expiration – $7,255. The Company also has U.S. federal and state net operating loss carryforwards, as per the tax returns, totaling $182,338 and $786,539, respectively. The federal net operating loss carryforward expires as follows: 2025 – $44,136; 2027 – $52,407; 2028 – $22,913; 2029 – $43,356, and 2030 – $19,526. The state net operating loss carryforwards expire in various amounts over one to twenty years. In addition, the Company has U.S. charitable contribution carryforwards of $7,138 that expire in various amounts over one to five years. Valuation allowances of $382,416 and $350,217 as of December 31, 2010 and December 31, 2009, respectively, have been provided for deferred income tax benefits related to the foreign, federal and state loss carryforwards, tax credits, and other net deferred tax assets where it is not more likely than not that amounts would be fully realized.

As of December 31, 2010, the Company had gross unrecognized tax benefits for uncertain tax positions of $125,678, including positions impacting the timing of tax benefits, of which $44,632 if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). The Company recognizes interest and penalties related to the underpayment of income taxes as a component of income tax expense. As of the end of the 2010 fiscal year, the Company had accrued interest and penalties of $19,262 related to unrecognized tax benefits, of which $1,946 was recorded as income tax expense during the fiscal year ended December 31, 2010.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has substantially completed tax audits for all U.S. federal income tax matters for years through 2006, although the U.S. income tax authorities could challenge the U.S. income tax losses carried forward to subsequent periods. The Company has generally concluded all other income tax matters globally for years through 2004.

The Company is currently under audit by various state and foreign tax authorities. The statute of limitations for tax assessments will expire in many jurisdictions during 2011. Based on the anticipated outcomes of these tax audits and the potential lapse of the statute of limitations in these jurisdictions, it is reasonably possible there could be a reduction of $19,596 in unrecognized tax benefits during 2011.

The following table represents a tabular reconciliation of total gross unrecognized tax benefits for the fiscal years ended December 31, 2009 and December 31, 2010:

	Fiscal Year Ended
	December 31, 2010	December 31, 2009
Unrecognized tax benefits – beginning of year	$135,764	$121,707
Gross increases – tax positions in prior period	1,872	2,525
Gross decreases – tax positions in prior period	(4,888)	(1,763)
Gross increases – current-period tax positions	9,352	14,071
Settlements	(339)	—
Lapse of statute of limitations	(13,528)	(3,383)
Currency translation adjustment	(2,555)	2,607

Unrecognized tax benefits - end of year	$125,678	$135,764

Other Income Tax Information

Pretax income from foreign continuing operations was $205,940, $150,575 and $89,479, for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Federal and state income taxes are provided on foreign subsidiary income distributed to or taxable in the U.S. during the year. As of December 31, 2010, federal and state taxes have not been provided for the repatriation of unremitted earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

(18) Defined Benefit Plans

Employees around the world participate in various local pension and other defined benefit plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation, either earned throughout that service or during the final years of employment. Some smaller plans also provide long-service payments.

Global Defined Benefit Pension Plans

The following table provides a summary of the changes in the Company’s plans’ benefit obligations, assets and funded status during fiscal years 2010 and 2009, and the amounts recognized in the consolidated balance sheets, in respect of those countries where the pension liabilities exceeded a certain threshold (approximately $5,000).

	Fiscal Year Ended
	December 31, 2010			December 31, 2009
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Change in benefit obligations:
Benefit obligation at beginning of period	$198,243	$72,686	$491,052	$198,939	$78,445	$446,443
Service cost	2,026	263	10,172	1,589	1,288	11,266
Interest cost	10,515	1,438	21,758	11,797	1,278	21,712
Plan participant contributions	422	—	3,154	356	—	3,674
Actuarial (gain) loss	7,752	1,150	(1,193)	8,555	1,165	26,624
Benefits paid	(22,018)	(5,511)	(15,717)	(18,740)	(7,653)	(16,199)
(Gain) loss due to exchange rate movements	2,816	9,698	(7,065)	6,793	(1,710)	20,694
Plan amendments	—	—	—	(11,046)	(45)	(1,668)
Curtailments, settlements and special termination benefits	—	(3)	(7,792)	—	(82)	(21,494)

Benefit obligation at end of period	$199,756	$79,721	$494,369	$198,243	$72,686	$491,052

Change in plan assets:
Fair value of plan assets at beginning of period	$175,026	$27,209	$397,708	$157,978	$28,745	$319,232
Actual return on plan assets	23,597	316	35,821	27,354	1,267	36,175
Employer contribution	4,701	5,360	27,726	2,559	5,470	36,590
Plan participant contributions	422	—	3,154	356	—	3,674
Benefits paid	(22,018)	(5,511)	(15,717)	(18,740)	(7,653)	(16,199)
Gain (loss) due to exchange rate movements	2,218	3,718	(4,285)	5,519	(620)	18,236

Fair value of plan assets at end of period	$183,946	$31,092	$444,407	$175,026	$27,209	$397,708

Net amount recognized:

Funded status	$(15,810)	$(48,629)	$(49,962)	$(23,216)	$(45,477)	$(93,344)

Net amount recognized in consolidated balance sheets consists of:
Noncurrent asset	$730	$—	$39,557	$—	$—	$21,832
Current liability	(295)	—	(2,699)	(420)	—	(2,925)
Noncurrent liability	(16,245)	(48,629)	(86,820)	(22,796)	(45,477)	(112,251)

Net amount recognized	$(15,810)	$(48,629)	$(49,962)	$(23,216)	$(45,477)	$(93,344)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial (gain) loss	$60,052	$32,054	$46,047	$71,081	$29,331	$44,869
Prior service (credit) cost	(10,164)	(38)	(20,840)	(11,046)	(37)	(10,901)
Transition obligation	—	141	757	—	159	1,261

Total	$49,888	$32,157	$25,964	$60,035	$29,453	$35,229

Weighted average assumptions used to determine the benefit obligations at end of year were as follows:

	Fiscal Year Ended
	December 31, 2010			December 31, 2009
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Weighted-average discount rate	5.44%	1.68%	4.67%	5.75%	1.96%	4.72%
Weighted-average rate of increase in future compensation levels	N/A	scale	2.60%	4.24%	scale	2.73%
Weighted-average inflation rate	N/A	0.50%	2.20%	2.50%	0.50%	2.19%

Adoption of ASC Topic 715

The Company adopted measurement date provisions of ASC Topic 715 at the beginning of fiscal year 2008, resulting in an increase in pension liabilities of $4,534, of which, $973 was recorded as part of retained earnings and $3,561 was recorded as part of accumulated other comprehensive income.

Curtailments, Settlements and Special Termination Benefits

During fiscal 2010, the Company recognized a net curtailment and settlement gain of $11,442 related primarily to the announced freezing of its pension plan in The Netherlands. The company recorded this gain in selling, general, and administrative expenses in the consolidated statements of operations.

During fiscal 2010, the Company recognized a settlement of defined benefits to former U.S. employees resulting in a related loss of $5,771. The Company recorded $2,858 of this loss as a component of discontinued operations, and $2,913 in selling, general and administrative expenses in the consolidated statements of operations.

During fiscal 2010, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $754. The Company recorded this loss in selling, general and administrative expenses in the consolidated statements of operations.

During fiscal 2010, in connection with restructuring activities and changes in defined benefit plans in Austria, France, Ireland, Italy, Switzerland and Turkey, the Company recognized net curtailment and settlement gains of $997. The Company recorded the gain in selling, general and administrative expenses in the consolidated statements of operations.

During fiscal year 2009, the Company recognized a settlement of defined benefits to former U.S. employees resulting in a related loss of $4,236. The Company recorded $1,863 of this loss as a component of discontinued operations, and $2,373 in selling, general and administrative expenses in the consolidated statements of operations.

During fiscal year 2009, in association with restructuring activities, the Company recognized special termination losses of $1,020 related to SERA pension benefits in the United Kingdom. The Company recorded this loss in selling, general and administrative expenses in the consolidated statements of operations.

During fiscal year 2009, the Company recognized a curtailment and settlement of defined benefits to former Japan employees, resulting in a related loss of $1,825. The Company recorded this loss in selling, general and administrative expenses in the consolidated statements of operations.

During fiscal year 2009, in connection with restructuring activities and changes in defined benefit plans in Austria, Germany, Ireland, Italy and Turkey, the Company recognized net curtailment and settlement gains of $4,199. The Company recorded the gain in selling, general and administrative expenses in the consolidated statements of operations.

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2010 were as follows:

	December 31, 2010			December 31, 2009
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$64,851	$79,721	$360,488	$198,243	$72,686	$376,723
Fair value of plan assets	48,310	31,092	270,969	175,026	27,209	261,547

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010			December 31, 2009
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Projected benefit obligation	$64,851	$79,721	$257,997	$198,243	$72,686	$282,854
Accumulated benefit obligation	59,016	79,167	239,055	189,201	72,576	263,126
Fair value of plan assets	48,310	31,092	169,505	175,026	27,209	180,400

The components of net periodic benefit cost for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively, were as follows:

	Fiscal Year Ended
	December 31, 2010			December 31, 2009			December 28, 2008
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Service cost	$2,027	$263	$10,172	$1,589	$1,288	$11,266	$9,378	$1,240	$14,798
Interest cost	10,515	1,438	21,758	11,797	1,278	21,712	13,743	1,457	24,237
Expected return on plan assets	(12,918)	(984)	(23,606)	(12,271)	(915)	(21,243)	(16,326)	(1,035)	(26,056)
Amortization of net loss	3,081	2,248	2,687	3,447	2,412	2,962	2,795	1,878	(1,034)
Amortization of transition obligation	—	31	169	—	31	202	—	30	213
Amortization of prior service (credit) cost	(882)	(3)	(2,434)	—	5	(962)	(14)	5	(967)
Curtailments, settlements and special termination benefits	5,771	754	(12,439)	4,236	1,825	(3,179)	481	3,010	648

Net periodic pension (credit) cost	$7,594	$3,747	$(3,693)	$8,798	$5,924	$10,758	$10,057	$6,585	$11,839

Weighted average assumptions used to determine net periodic costs were as follows:

	Fiscal Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans	North America Plans	Japan Plans	Rest of World Plans
Weighted-average discount rate	5.75%	1.96%	4.72%	6.18%	1.75%	4.76%	6.01%	2.05%	4.95%
Weighted-average rate of increase in future compensation levels	4.24%	scale	2.73%	4.32%	N/A	2.54%	4.25%	2.05%	2.84%
Weighted-average expected long-term rate of return on plan assets	7.83%	3.36%	6.16%	7.90%	3.19%	6.39%	7.90%	3.62%	6.45%

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The amounts in accumulated other comprehensive income as of December 31, 2010, that are expected to be recognized as components of net periodic benefit cost during the next fiscal year, are as follows:

	North America Plans	Japan Plans	Rest of World Plans
Actuarial loss	$2,708	$2,036	$1,058
Prior service (credit)	(882)	(3)	(1,673)
Transition obligation	—	33	150

Expected pension benefit disbursements for each of the next five years and the five succeeding years are as follows:

	North America Plans	Japan Plans	Rest of World Plans
Year
2011	$17,635	$5,271	$16,683
2012	11,314	4,881	18,446
2013	11,930	5,275	21,662
2014	12,441	4,260	18,184
2015	12,624	5,254	19,765
Next five years thereafter	69,175	24,362	108,498

Defined Benefit Pension Plan Investments

Overall Investment Strategy

The Company's overall investment strategy is to hold 1-2% of plan assets in cash to maintain liquidity to meet near-term benefit payments and invest the remaining 98% in a wide diversification of asset types, fund strategies and fund managers. The target allocations for invested plan assets are 40% equity securities, 50% fixed income securities, and 10% real estate/other types of investments. Equity securities are diversified across investment manager styles and objectives (i.e. value, growth) including investments in companies with both small to large capitalizations primarily located in the United States, Canada and Europe. Fixed income securities include readily marketable government issues and agency obligations, marketable corporate bonds and mortgage, asset, and government backed securities and guaranteed insurance contracts of companies from diversified industries primarily located in the United States, Canada, Japan and Europe. Other types of investments include investments in hedge funds, joint ventures and swaps that follow several different strategies.

Fair Value Measurements

Effective for fiscal years ending after December 15, 2009, the Company adopted ASC Topic 715-20, Employer’s Disclosures about Postretirement Benefit Plan Assets. ASC Topic 715-20 establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC Topic 715-20 are described as follows:

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

The following table sets forth by level, within the fair value hierarchy, the investments of the pension assets at fair value, as of December 31, 2010:

	North America				Japan				Rest of the World
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income

Government & Municipal Bonds	$—	$33,130	$—	$33,130	$—	$3,065	$—	$3,065	$—	$53,440	$—	$53,440
US Corporate Bonds	—	22,818	—	22,818	—	93	—	93	—	3,693	—	3,693
Canadian Corporate Bonds	—	17,082	—	17,082	—	—	—	—	—	80	—	80
Eurozone Corporate Bonds	—	2,865	—	2,865	—	—	—	—	—	72,309	—	72,309
UK Corporate Bonds	—	1,912	—	1,912	—	—	—	—	—	24,407	—	24,407
Swiss Corporate Bonds	—	—	—	—	—	—	—	—	—	32,298	—	32,298
Other Corporate Bonds	—	2,731	—	2,731	—	138	—	138	—	17,376	—	17,376
GICs / Mortgage, Asset or Govt Backed Securities	—	1,483	—	1,483	—	17,929	—	17,929	—	603	—	603

Equities
US Equities	26,837	14,212	—	41,049	2,272	—	—	2,272	53,576	—	—	53,576
Canadian Equities	198	22,301	—	22,499	246	—	—	246	1,723	—	—	1,723
Eurozone Equities	761	—	—	761	708	—	—	708	28,293	—	—	28,293
UK Equities	676	—	—	676	460	—	—	460	15,684	—	—	15,684
Swiss Equities	370	—	—	370	186	—	—	186	18,472	—	—	18,472
Other Equities	16,607	7,817	—	24,424	5,032	—	—	5,032	48,918	—	—	48,918

Other
Hedge Funds/Joint Venture Interests/Swaps	—	—	516	516	—	—	—	—	1,122	7,408	15,287	23,817
Real Estate
Real Estate Interests	—	—	4,795	4,795	—	—	—	—	—	519	16,804	17,323
Real Estate Investment Trusts	—	—	—	—	—	61	—	61	20,858	3,773	69	24,700

Cash
Cash/Cash Equivalents	6,835	—	—	6,835	902	—	—	902	7,695	—	—	7,695

Total Investments	$52,284	$126,351	$5,311	$183,946	$9,806	$21,286	$—	$31,092	$196,341	$215,906	$32,160	$444,407

The following table sets forth a summary of changes in the fair value of the Level 3 pension assets for the year ending December 31, 2010:

	North America				Japan				Rest of World
	Corporate Bonds	Hedge /Joint Venture	Real Estate /Other	Total	Corporate Bonds	Hedge /Joint Venture	Real Estate /Other	Total	Corporate Bonds	Hedge /Joint Venture	Real Estate /Other	Total
Balance, beginning of year	$655	$650	$5,853	$7,158	$—	$—	$—	$—	$—	$13,554	$17,177	$30,731
Gains/(Losses) due to exchange rate movements	—	—	—	—	—	—	—	—	—	(561)	(1,090)	(1,651)
Gains/(Losses) on assets sold during the year	—	—	—	—	—	—	—	—	—	—	—	—
Gains/(Losses) on assets still held at end of year	—	(70)	1,488	1,418	—	—	—	—	—	2,040	105	2,145
Purchases, sales, issuance, and settlements	—	(64)	(2,600)	(2,664)	—	—	—	—	—	177	657	834
Transfers in and/or out of Level 3	(655)	—	54	(601)	—	—	—	—	—	77	24	101

Balance, end of year	$—	$516	$4,795	$5,311	$—	$—	$—	$—	$—	$15,287	$16,873	$32,160

The following table sets forth by level, within the fair value hierarchy, the investments of the pension assets at fair value, as of December 31, 2009:

	North America				Japan				Rest of the World
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income

Government & Municipal Bonds	$—	$24,229	$—	$24,229	$—	$3,215	$—	$3,215	$—	$99,009	$—	$99,009
US Corporate Bonds	—	23,554	—	23,554	—	—	—	—	—	6,381	—	6,381
Canadian Corporate Bonds	—	14,690	—	14,690	—	—	—	—	—	256	—	256
Eurozone Corporate Bonds	—	2,646	655	3,301	—	—	—	—	—	33,503	—	33,503
UK Corporate Bonds	—	2,624	—	2,624	—	—	—	—	—	8,351	—	8,351
Swiss Corporate Bonds	—	—	—	—	—	—	—	—	—	27,425	—	27,425
Other Corporate Bonds	—	2,443	—	2,443	—	317	—	317	—	3,854	—	3,854
GICs / Mortgage, Asset or Govt Backed Securities	—	6,549	—	6,549	—	14,117	—	14,117	—	501	—	501

Equities
US Equities	26,771	19,116	—	45,887	2,118	—	—	2,118	52,901	—	—	52,901
Canadian Equities	491	14,616	—	15,107	211	—	—	211	2,532	—	—	2,532
Eurozone Equities	663	—	—	663	772	—	—	772	26,539	—	—	26,539
UK Equities	585	—	—	585	438	—	—	438	20,912	—	—	20,912
Swiss Equities	457	—	—	457	158	—	—	158	17,775	—	—	17,775
Other Equities	17,170	6,594	—	23,764	5,399	—	—	5,399	31,387	—	—	31,387

Other
Hedge Funds/Joint Venture Interests/Swaps	—	609	650	1,259	—	—	—	—	57	7,459	13,554	21,070
Real Estate
Real Estate Interests	—	—	5,853	5,853	—	—	—	—	—	436	17,177	17,613
Real Estate Investment Trusts	—	—	—	—	—	64	—	64	17,687	3,734	—	21,421

Cash
Cash/Cash Equivalents	4,057	4	—	4,061	400	—	—	400	6,278	—	—	6,278

Total Investments	$50,194	$117,674	$7,158	$175,026	$9,496	$17,713	$—	$27,209	$176,068	$190,909	$30,731	$397,708

The following table sets forth a summary of changes in the fair value of the Level 3 pension assets for the year ending December 31, 2009:

	North America				Japan				Rest of World
	Corporate Bonds	Hedge /Joint Venture	Real Estate /Other	Total	Corporate Bonds	Hedge /Joint Venture	Real Estate /Other	Total	Corporate Bonds	Hedge /Joint Venture	Real Estate /Other	Total
Balance, beginning of year	$241	$816	$3,151	$4,208	$—	$—	$—	$—	$—	$969	$21,056	$22,025
Gains/(Losses) on assets sold	—	—	—	—	—	—	—	—	—	—	—	—
Gains/(Losses) on assets still held at end of year	16	(146)	628	498	—	—	—	—	—	(573)	(4,306)	(4,879)
Purchases, sales, issuance, and settlements	639	(20)	2,074	2,693	—	—	—	—	—	13,158	427	13,585
Transfers in and/or out of Level 3	(241)	—	—	(241)	—	—	—	—	—	—	—	—

Balance, end of year	$655	$650	$5,853	$7,158	$—	$—	$—	$—	$—	$13,554	$17,177	$30,731

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

North America	Expected Return
Canada	7.25%
United States	7.50%

Japan
Japan	3.41%

Rest of World
Austria	7.86%
Belgium	6.25%
Germany	5.25%
Ireland	7.00%
Netherlands	6.25%
Switzerland	5.00%
United Kingdom	7.39%

(19)	Other Post-Employment Benefits

In addition to providing pension benefits, the Company provides for a portion of healthcare, dental, vision and life insurance benefits for certain retired employees, primarily at its North American segment. Covered employees retiring from the Company on or after attaining age 50 and who have rendered at least ten years of service to the Company are entitled to post-retirement healthcare, dental and life insurance benefits. These benefits are subject to deductibles, co-payment provisions and other limitations. Contributions made by the Company, net of Medicare Part D subsidies received in the U.S., are reported below as benefits paid. The Company may change or terminate the benefits at any time. The Company has elected to amortize the transition obligation over a 20-year period. The status of these plans, including a reconciliation of benefit obligations, a reconciliation of plan assets and the funded status of the plans follows:

	Fiscal Year Ended
	December 31, 2010	December 31, 2009
Change in benefit obligations:
Benefit obligation at beginning of period	$80,421	$82,881
Service cost	1,306	1,723
Interest cost	4,632	5,051
Plan participants’ contributions	1,371	1,979
Actuarial (gain)	(2,140)	(5,044)
Benefits paid	(5,640)	(6,486)
Loss due to exchange rate movements	36	317

Benefit obligation at end of period	$79,986	$80,421

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contribution	4,269	4,507
Plan participants’ contribution	1,371	1,979
Benefits paid	(5,640)	(6,486)

Fair value of plan assets at end of period	$—	$—

Net amount recognized:

Funded status	$(79,986)	$(80,421)

Net amount recognized in consolidated balance sheets consists of:
Current liability	$(4,998)	$(4,818)
Noncurrent liability	(74,988)	(75,603)

Net amount recognized	$(79,986)	$(80,421)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$2,681	$4,783
Prior service credit	(1,938)	(2,128)

Total	$743	$2,655

The accumulated post-retirement benefit obligations were determined using a weighted-average discount rate of 5.43% and 5.84% at December 31, 2010 and December 31, 2009, respectively. The components of net periodic benefit cost for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008 were as follows:

	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Service cost	$1,306	$1,723	$1,940
Interest cost	4,632	5,051	5,230
Amortization of net loss	(89)	76	189
Amortization of prior service credit	(204)	(201)	(185)
Curtailments, settlements and special termination benefits	—	—	150

Net periodic benefit cost	$5,645	$6,649	$7,324

The amounts in accumulated other comprehensive income as of December 31, 2010, that are expected to be recognized as components of net periodic benefit cost during the next fiscal year, are as follows:

Actuarial (gain) loss	$(67)
Prior service (credit) cost	(205)
Transition (asset) obligation	—

Adoption of ASC Topic 715

The Company adopted the measurement date provisions of ASC Topic 715 at the beginning of fiscal year 2008, resulting in a decrease in post-employment liabilities of $444, of which, $1,173 decreased retained earnings and $1,617 increased accumulated other comprehensive income.

Healthcare Cost Trend Rates

For the fiscal year ended December 31, 2010, healthcare cost trend rates were assumed to be 4% for international plans, and for U.S. plans 8% for 2010 then downgrading to 5% by 2016. In Canada, the Company used 9.0% in 2010, downgraded to 5% by 2018. For the fiscal year ended December 31, 2009, healthcare cost trend rates were assumed to be 4% for international plans, and for U.S. plans 8% for 2009, then downgrading to 5% in 2013. For Canada, we assumed 9.5% in 2009 and downgraded to 5% by 2018. The assumed healthcare cost trend rate has a significant effect on the amounts reported for the healthcare plans. A one percentage point change on assumed healthcare cost trend rates would have the following effect for the fiscal year ended December 31, 2010:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total of service and interest cost components	$478	$(433)
Effect on post-retirement benefit obligation	6,211	(5,615)

The amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Expected post-retirement benefits (net of Medicare Part D subsidies) for each of the next five years and succeeding five years are as follows:

Year
2011	$4,998
2012	5,114
2013	5,245
2014	5,540
2015	5,426
Next five years thereafter	28,625

(20)	Other Employee Benefit Plans

Discretionary Profit-Sharing Plan

The Company has a discretionary profit-sharing plan covering certain employees. Under the plan, the Company expensed $6,984, $6,611 and $5,117 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Defined Contribution Plans

The Company has various defined contribution benefit plans which cover certain employees. The Company has expanded use of such plans in select countries where they have been used to supplement or replace defined benefit plans.

In the Company’s U.S. operations, participants can make voluntary contributions in accordance with the provisions of their respective plan, which includes a 40l(k) tax-deferred option. The Company provides matching contributions for these plans. In addition, during fiscal year 2009, the Company began contributing a defined amount based on a percentage of each employee’s earnings in the U.S. This defined contribution plan replaced the previous Cash Balance Pension Plan in the United States. In association with these plans, the Company expensed $10,643 and $10,703 during the fiscal years ended December 31, 2010 and December 31, 2009, respectively. The Company’s other operating segments expensed $14,894 and $8,185 related to defined contribution plans during the fiscal years ended December 31, 2010 and December 31, 2009, respectively.

(21)	Fair Value of Financial Instruments

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

Level 1 –	Quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 –	Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3 –	Unobservable inputs for which there is little or no market data available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The following fair value hierarchy table presents information regarding assets and liabilities that are measured at fair value on a recurring basis:

	Balance at December 31, 2010	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$2,017	$—	$2,017	$—

Liabilities:
Foreign currency forward contracts	$1,985	$—	$1,985	$—

The book values and estimated fair values of financial instruments that are not carried at fair value are reflected below:

	December 31, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
Short-term borrowings	$24,205	$24,205	$27,661	$27,661
Current portion of long term borrowings	9,498	9,569	9,811	9,885
Long-term borrowings	1,445,678	1,531,782	1,593,697	1,637,838

The fair values of long-term borrowings, including current portion, were estimated using quoted market prices and therefore represent Level 2 fair value. The book values of short-term borrowings approximate fair value due to the short-term nature of the lines of credit (see Note 12).

The fair values of the Company’s financial instruments, including cash and cash equivalents, trade receivables and trade payables, approximate their respective book values.

(22)	Stock-Based Compensation

Cash-Based Long-Term Incentive Program

The Company has a Long-Term Incentive Program (“LTIP”) that provides for the accumulation of long-term cash awards based on three-year financial performance periods. The awards are earned through service. Compensation expense related to the services rendered was $5,393, $22,956 and $17,996 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Payments to be made to employees under this long-term incentive program in 2011of $7,078 are recorded as a current obligation, while payments expected in future periods of $5,455 are recorded as a long-term obligation in the Company’s December 31, 2010 consolidated balance sheet.

Adoption of a New Stock-Based Long-Term Incentive Plan

During fiscal year 2010, the Company approved a new Stock Incentive Plan (“SIP”), which replaced the LTIP for the officers and most senior managers of the Company. The SIP provides for the purchase or award of new class B common stock of the Company (“Shares”) and options to purchase new Shares representing in the aggregate up to 12% of the outstanding common stock of the Company.

During fiscal year 2010, pursuant to the SIP, the Company completed an equity offering of 1,448,471 Shares at $10 per share, and issued 2,907,175 matching options to key employees to purchase Shares pursuant to a matching formula, at an exercise price of between $10 and $12.60 per share, with a contractual term of ten years. The matching options are subject to a vesting period of four years. The Company later sold an additional 3,333 Shares at $12.00 per share to an additional participant, with no matching options. The Company later repurchased 65,000 Shares at $12.60 per share primarily relating to two separated employees. In conjunction with these departures, 256,875 matching options were forfeited.

Pursuant to the SIP, participating employees were granted 2,982,002 Deferred Share Units (“DSUs” as defined in the SIP), and 7,879,381 matching options, both of which represent rights to Shares in the future subject to the satisfaction of certain service and performance conditions. The DSUs included 1,447,890 units related to the conversion of LTIP awards that had been earned but were not yet vested at adoption of the SIP. The conversion resulted in the reclassification of $14,479 from other liabilities to due from parent, as these awards are expected to be settled in shares rather than in cash. The DSUs have a grant-date fair value of $10 per share and the matching options have an exercise price of between $10 and $12.35 per share, with a contractual term of ten years. The DSUs and matching options are subject to vesting periods of one to two years and three to four years, respectively. As a result of employee departures, 283,895 DSUs and 800,845 matching options were forfeited.

The grant-date fair value of SIP matching option awards was estimated using the Black-Scholes option-pricing model and assumed the following:

2010
Expected term of option (in years)	5.00
Expected volatility factor	34.51%
Expected dividend yield	0.00%
Risk-free interest rate	2.37%

In determining a five-year expected term, the Company used management’s best estimate of the time period to potential liquidity activity. Expected volatility is based on the median monthly volatility of peer companies measured over a five-year period corresponding to the expected term of the option. The expected dividend yield is 0% based on the Company’s expectation that no dividends will be paid during the expected term of the option. The risk-free interest rate is based on the U.S. five-year treasury constant maturity at the time of grant for the expected term of the option.

The following table summarizes the stock option activity during fiscal 2010:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	—	$—
Granted	10,786,556	10.02
Exercised	—	—
Forfeited or expired	(1,057,720)	10.00

Outstanding at December 31, 2010	9,728,836	$10.02	9	$34,853

Exercisable at December 31, 2010	—	N/A	N/A	N/A

The weighted-average grant-date fair value of options granted during 2010 was $3.43.

The following table summarizes DSU activity during fiscal 2010:

	Number of DSUs	Weighted- Average Grant-Date Fair Value
Nonvested DSUs at January 1, 2010	—	$—
Granted	2,982,002	10.00
Vested	—	—
Forfeited	(283,895)	10.00

Nonvested DSUs at December 31, 2010	2,698,107	$10.00

The Company recognizes the cost of employee services in exchange for awards of Holdings’ equity instruments based on the grant-date fair value of those awards. That cost, based on the estimated number of awards that are expected to vest, is recognized on a straight-line basis over the period during which the employee is required to provide the service in exchange for the award. No compensation cost is recognized for awards for which the employees do not render the requisite service. The grant-date fair value of SIP matching options is estimated using the Black-Scholes valuation model. The grant-date fair value of SIP DSUs is equal to the purchase price of the equity offering pursuant to which the SIP DSUs were granted, as determined by the Board of Directors based on a third-party valuation.

As of December 31, 2010, there was $23,120 of unrecognized compensation cost related to DSUs and nonvested option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of five years.

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

Stock-based compensation cost charged to earnings for all equity compensation plans discussed above was $12,771 for the period ended December 31, 2010, and is recorded as part of selling, general and administrative expenses in the consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations related to equity compensation plans was $1,565 for the period ended December 31, 2010.

During fiscal year 2010, the Company approved the Holdings’ Director Stock Incentive Plan (“DIP”), which provides for the sale of Shares to certain non-employee directors of the Company, as well as the grant to these individuals of DSUs in lieu of receiving cash compensation for their services as a member of the Company’s Board of Directors. Pursuant to the DIP, the Company completed an equity offering of 85,000 Shares at $10 per share, and 29,167 Shares at $12 per share, to certain directors. The Company later repurchased 10,000 Shares at $12.35 per Share following the departure of a director.

Total compensation costs associated with the DIP were $387 for the period ended December 31, 2010, which are recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

The following table summarizes the Director DSU activity during fiscal 2010:

	Number of DSUs	Weighted- Average Grant-Date Fair Value
Nonvested Director DSUs at January 1, 2010	—	$—
Granted	58,229	10.28
Vested	—	—
Forfeited	(12,500)	10.00

Nonvested Director DSUs at December 31, 2010	45,729	$10.36

Class B shares and equity awards subject to contingent redemption features

The Company’s SIP and DIP programs are subject to a contingent redemption feature relating to any potential future change in control of the Company. Among other provisions, this feature provides for the cash settlement of Shares and DSUs at fair value as of the date of the change in control. As the Company does not deem such redemption event as currently probable, applicable accounting guidance requires recognition of Shares and earned DSUs as mezzanine equity, which the Company has presented as Class B shares and equity awards subject to contingent redemption on its consolidated balance sheets. Additionally, as the contingent redemption is not currently probable the carrying amount has not been adjusted to the expected redemption amount.

At December 31, 2010, the Company’s mezzanine equity consisted of $14,479 related to DSUs associated with the conversion of the LTIP, $6,418 related to DSUs that were earned during 2010, $13,874 related to the SIP equity offering and $1,100 related to the DIP equity offering.

(23)	Lease Commitments

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment under long-term, noncancelable operating leases. Certain of the leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. At December 31, 2010, the future payments for all operating leases with remaining lease terms in excess of one year in each of the next five fiscal years and thereafter were as follows:

Year
2011	$56,159
2012	37,504
2013	24,959
2014	14,611
2015	10,318
Thereafter	26,029

$169,580

Total rent expense under all leases was $71,151, $70,566 and $75,386 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

(24)	Related-Party Transactions

Diversey purchases certain raw materials and products from SCJ, which like Diversey, is majority-owned by the descendants of Samuel Curtis Johnson. Total inventory purchased from SCJ was $30,122, $25,238 and $27,743 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

SCJ also provides certain administrative, business support and general services, including shared facility services to Diversey. In addition, Diversey leases certain facilities from SCJ. Charges for these services and leases totaled $11,449, $14,032 and $13,013 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Diversey licenses the use of certain trade names, housemarks and brand names from SCJ. Payments to SCJ under the license agreements governing the names and marks totaled $5,891, $6,316 and $7,441 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

After Diversey’s 1999 separation from SCJ, SCJ continued to operate institutional and industrial businesses in various countries in which Diversey did not have operations. Under a territorial license agreement, Diversey licenses the intellectual property rights to SCJ to allow it to manufacture and sell Diversey’s products in those countries. Under this agreement, SCJ pays a royalty fee based on its and its sub licensees’ net sales of products bearing Diversey’s brand names. Amounts paid by SCJ to Diversey under the territorial license agreement totaled $106, $82 and $271 during the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

SCJ purchases certain raw materials and products from Diversey. Total inventory purchased by SCJ from Diversey was $950, $2,952 and $1,875 for the fiscal years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

In June 2006, in connection with the divestiture of the Polymer Business, Diversey entered into a toll manufacturing agreement with SCJ. In addition, Diversey and SCJ entered a toll manufacturing agreement covering its North American business. Under both agreements, SCJ supports and performs certain manufacturing functions at its Waxdale operation in the United States. The Polymer tolling agreement was terminated in 2010. In association with these tolling agreements, Diversey paid SCJ $4,489, $6,523 and $6,135 during the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Diversey has a banking relationship with the Johnson Financial Group, which is majority-owned by the descendants of Samuel Curtis Johnson. Service fees paid to the Johnson Financial Group totaled $54, $69 and $103, for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

In connection with the May 2002 acquisition of the DiverseyLever business, Diversey entered into a Sales Agency Agreement with Unilever whereby Diversey acts as Unilever’s sales agent in the sale of Unilever’s consumer brand cleaning products to institutional and industrial end-users. The original term of the sales agency agreement was extended until December 31, 2007. On October 11, 2007, Diversey and Unilever executed the Umbrella Agreement pursuant to which the parties agreed to the terms of (i) the New Agency Agreement that is substantially similar to the Prior Agency Agreement and that applies to Ireland, the United Kingdom, Portugal and Brazil and (ii) the License Agreement under which Unilever agreed to grant us and our affiliates a license to produce and sell professional packs of Unilever’s consumer brand cleaning products in 31 other countries that were subject to the Prior Agency Agreement. Under the Umbrella Agreement, Diversey and its affiliates also entered into agreements with Unilever to distribute consumer packs of Unilever’s consumer brand cleaning products in the same 31 countries as the License Agreement. The New Agency Agreement, the License Agreement and the consumer pack distribution arrangements took effect on January 1, 2008.

Amounts earned under the New Agency Agreement were $26,400, $27,170 and $35,020 during the fiscal year ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively

Royalties paid under the License Agreement were $5,351, $5,010 and $5,120 during the fiscal year ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Under the dispensed products license agreement, Unilever has granted Diversey a license to use certain intellectual property relating to the products Diversey sells for use in certain personal care product dispensing systems. Either party may terminate the dispensed products license agreement or the licenses granted under the agreement by providing six months’ written notice prior to any anniversary of the dispensed products license agreement. The dispensed products license agreement has been extended to May 2, 2011. Payments to Unilever under the dispensed products license agreement totaled $726, $725 and $818, for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Under the transitional services agreement, Unilever provided Diversey with a wide range of support services that were intended to ensure the smooth transition of the DiverseyLever business from Unilever to Diversey. Unilever provided most services for no more than 24 months, and, accordingly, services under the transitional services agreement have been terminated.

In association with the continuation of various support services and reimbursement of benefit-related costs not covered by the transitional service agreement, Diversey paid Unilever $17, $0 and $108 for the fiscal years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

Diversey purchases certain raw materials and products from Unilever, acts as a co-packer for Unilever and also sells certain finished goods to Unilever as a customer. Total purchases of inventory by Diversey from Unilever, excluding inventories associated with the sales agency agreement, were $57,863, $64,140 and $65,011, respectively, for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008. Total sales of finished product by Diversey to Unilever were $18,472, $18,516 and $26,208, for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Diversey recognized interest income of $0, $2,551 and $2,749 for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively, related to certain long-term acquisition related receivables from Unilever.

In 2010, in connection with the Consulting Agreement and the Transactions (See Note 26), Diversey paid CD&R $5,783 in fees and expenses. In 2009, the Company paid a transaction fee of $25,000 and $300 in transaction-related expenses.

Related-party receivables and payables at December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Included in accounts receivable – related parties:
Receivable from CMH	$—	$701
Receivable from SCJ	65	190
Receivable from Unilever	6,368	21,052
Included in accounts payable – related parties:
Payable to CMH	—	683
Payable to SCJ	5,567	6,635
Payable to Unilever	18,100	28,057
Payable to other related parties	127	525

(25) Other Comprehensive Income

Components of other comprehensive income are disclosed, net of tax, in the consolidated statements of stockholders’ equity. The following table reflects the gross other comprehensive income and related income tax (expense) benefit:

	Fiscal Year Ended
	December 31, 2010			December 31, 2009
	Gross	Tax	Net	Gross	Tax	Net
Foreign currency translation adjustments:
Balance at beginning of year	$348,599	$(16,523)	$332,076	$272,503	$(10,287)	$262,216
Foreign currency translation adjustments	12,146	1,498	13,644	76,096	(6,236)	69,860

Balance at end of year	360,745	(15,025)	345,720	348,599	(16,523)	332,076

Adjustments to pension liability:
Balance at beginning of year	(127,372)	12,212	(115,160)	(170,216)	25,085	(145,131)
Adjustments to pension liability	18,620	(5,938)	12,682	42,844	(12,873)	29,971

Balance at end of year	(108,752)	6,274	(102,478)	(127,372)	12,212	(115,160)

Unrealized gains/(losses) on derivatives:
Balance at beginning of year	(229)	(1,371)	(1,600)	(5,680)	812	(4,868)
Gains/(Losses) in fair value of derivatives	(592)	183	(409)	(229)	(1,371)	(1,600)
Reclassification of prior unrealized gains/(losses) in net income	229	(35)	194	5,680	(812)	4,868

Balance at end of year	(592)	(1,223)	(1,815)	(229)	(1,371)	(1,600)

Total accumulated other comprehensive income, net	251,401	(9,974)	241,427	220,998	(5,682)	215,316

(26)	Recapitalization and Refinancing Transactions

On October 7, 2009, the Company and Diversey entered into a series of agreements, which are collectively refered to as the “Transactions”, consisting of the following, and which closed on November 24, 2009:

(1)	an Investment and Recapitalization Agreement (the “Investment Agreement”), by and among Holdings, CDR Jaguar Investor Company, LLC (“CD&R Investor”), a Delaware limited liability company, owned by a private investment fund managed by CD&R, CMH, and SNW, pursuant to which:

(a)	the common equity ownership interests of the Company held by CMH were reclassified into 51.1 million new shares of class A common stock; and

(b)	the Company issued 47.7 million shares of its new class A common stock to CD&R Investor and CD&R F&F Jaguar Investor, LLC, an affiliate of CD&R Investor (together with CD&R Investor, the “CD&R Investor Parties”), and 990,000 shares of its new class A common stock to SNW for cash consideration of $477 million and $9.9 million, respectively.

(2)	a Redemption Agreement (as amended, the “Redemption Agreement”), by and among the Company, Diversey, CMH, Unilever, N.V., a company organized under the laws of the Netherlands (“Unilever”), Marga B.V., a company organized under the laws of the Netherlands and an indirect, wholly owned subsidiary of Unilever (“Marga”), and Conopco, Inc., a New York corporation and an indirect, wholly owned subsidiary of Unilever (“Conopco”), pursuant to which the Company purchased all of the common equity ownership interests in the Company held by parties affiliated with Unilever in exchange for (a) $390.5 million in cash, (b) the settlement of certain amounts owing by Unilever to the Company and Diversey and owing to Unilever by the Company and CMH, and (c) a warrant (the “Warrant”) to purchase 4,156,863 shares of the Company’s new class A common stock, representing 4% of the Company’s outstanding common stock at the closing of the Transactions assuming exercise of the Warrant.

At the closing of the Transactions, Holdings’ ownership, assuming the exercise of the Warrant, but excluding any impact of the New Stock Incentive Plan (see Note 22), is as follows: CMH, 49.1%; CD&R Investor Parties, 45.9%; SNW, 1.0%; and Unilever, 4.0%. SNW granted an irrevocable proxy to CMH to vote its common stock of Holdings, which, subject to certain limitations, increased CMH’s voting ownership in Holdings from approximately 49.1% to approximately 50.1% and decreased SNW’s voting ownership in Holdings from approximately 1.0% to 0.0%.

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

The Company issued the Warrant to Marga (and subsequently assigned to another Unilever affiliate) for the purchase of 4,156,863 shares of the Company’s class A common stock at an initial exercise price of $0.01 per share. The Warrant is exercisable upon the occurrence of a liquidity event, or upon the exercise of drag-along rights or tag-along rights as described in the Holdings Registration Rights Agreement. The fair value of this Warrant, measured on the date of the Transactions, was recorded by the Company in its financial statements at $39.6 million.

In connection with the Transactions, the Company and Diversey refinanced their debt and entered into new debt agreements, as more fully described in Note 12, as follows:

•	the repurchase or redemption by Diversey of its previously outstanding senior subordinated notes and by Diversey of its previously outstanding senior discount notes;

•	the repayment of all outstanding obligations under Diversey’s previously outstanding senior secured credit facilities and the termination thereof;

•	the entry by Diversey into a new $1.25 billion senior secured credit facility (“Senior Secured Credit Facilities”);

•	the issuance by Diversey of $400 million aggregate principal amount of 8.25% senior notes due 2019 (“Diversey Senior Notes”); and

•	the issuance by the Company of $250 million aggregate initial principal amount of 10.5% senior notes due 2020 (“Holdings Senior Notes”).

(27)	Commitments and Contingencies

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

In September 2010, Diversey conditionally promised $6,000 to a chartible organization near its Sturtevant, Wisconsin headquarters. In November 2010, Diversey and the charitible organization executed a pledge agreement providing for conditional payments totaling $6,000. Diversey completed an assessment of the conditions underlying the pledge agreement and concluded that the possibility of not meeting any and all conditions is remote and therefore had entered into an unconditional pledge in November 2010. Accordingly, Diversey expensed $6,000 during the fourth quarter of 2010 to selling, general and administrative expenses. Diversey expects to make installment payments during 2011 and 2012.

The Company maintains environmental reserves for remediation, monitoring, assessment and other expenses at one of its domestic facilities. While the ultimate exposure at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position or results of operations.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination, including the potential to recover some of these costs from Unilever under the terms of the DiverseyLever purchase agreement. As of December 31, 2010, the Company maintained related reserves of $10,800 on a discounted basis (using country specific rates ranging from 7.6% to 21.7%) and $13,900 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

During fiscal 2008, the Company was a licensee of certain chemical production technology used globally. The license agreement provided for guaranteed minimum royalty payments during a term ending on December 31, 2014. Under the terms of agreement and based on current financial projections, the Company did not expect to meet the minimum guaranteed payments. In accordance with the requirements of ASC Topic 450, Contingencies, the Company estimated its possible range of loss as $2,879 to $4,397 and maintained a loss reserve of $2,879 at December 31, 2008. In December 2009, the Company and licensee amended the terms of the license agreement resulting in a $700 payment to the licensee and elimination of future guaranteed minimum royalty payments. The resulting $2,179 reduction in related reserves was recorded as a credit to selling, general and administrative expenses in the consolidated statements of operations in fiscal 2009.

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

	Fiscal Year Ended December 31, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$1,642,091	$925,700	$591,718	$(31,832)	$3,127,677
Operating profit	162,709	91,924	39,049	(35,747)	257,935
Depreciation and amortization	48,289	24,663	16,332	27,544	116,828
Interest expense	46,826	17,671	2,102	81,977	148,576
Interest income	1,473	2,298	790	(2,164)	2,397
Total assets	1,824,243	697,263	574,865	187,642	3,284,013
Goodwill, net	772,194	212,047	213,404	65,786	1,263,431
Capital expenditures, including capitalized computer software	30,429	24,982	15,068	24,183	94,662
Long-lived assets [2]	1,015,340	311,208	301,038	298,397	1,925,983

	Fiscal Year Ended December 31, 2009
	Europe	Americas	Greater Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$1,683,349	$908,909	$542,284	$(23,661)	$3,110,881
Operating profit	125,674	85,421	19,824	(33,344)	197,575
Depreciation and amortization	47,166	22,050	15,234	27,647	112,097
Interest expense	55,203	16,186	2,243	68,891	142,523
Interest income	4,563	1,704	367	(2,079)	4,555
Total assets	1,997,159	608,631	504,959	337,558	3,448,307
Goodwill, net	805,725	207,819	190,671	66,817	1,271,032
Capital expenditures, including capitalized computer software	31,157	20,782	11,749	30,606	94,294
Long-lived assets [2]	1,081,699	305,924	267,236	320,897	1,975,756

	Fiscal Year Ended December 31, 2008
	Europe	Americas	Greater Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$1,835,964	$952,232	$563,121	$(35,440)	$3,315,877
Operating profit	93,179	55,896	8,891	(25,390)	132,576
Depreciation and amortization	57,932	26,255	17,533	26,516	128,236
Interest expense	68,576	13,969	2,998	67,681	153,224
Interest income	8,698	3,385	670	(5,073)	7,680
Total assets	1,894,388	565,567	511,189	244,028	3,215,172
Goodwill, net	779,653	193,607	186,360	66,394	1,226,014
Capital expenditures, including capitalized computer software	47,654	28,158	14,310	31,089	121,211
Long-lived assets [2]	1,063,781	283,014	268,097	314,504	1,929,396

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.

[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

(29)	Quarterly Financial Data (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	April 2, 2010	April 4, 2009	July 2, 2010	July 3, 2009	October 1, 2010	October 2, 2009	December 31, 2010	December 31, 2009
Net sales	$747,660	$704,612	$794,317	$792,554	$783,572	$815,437	$802,128	$798,278
Gross profit	317,225	269,347	345,095	325,929	328,139	352,422	336,799	334,250
Net income (loss)	(6,169)	(28,672)	11,731	6,874	33,360	31,089	(6,192)	(57,916)

(30)	Subsequent Event

On March 11, 2011, Japan suffered a significant natural disaster. While immediate losses are not expected to be material, the future impact to operating results and related risk of asset impairment are not currently determinable. The Company’s Japanese subsidiaries represent approximately 10% of the Company’s consolidated net sales and total assets.