Form 10-Q
period 2011-04-01
DIVERSEY HOLDINGS, INC.
filed 2011-05-12
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There is no public trading market for the registrant’s common stock. As of April 29, 2011, there were 99,764,706 outstanding shares of the registrant’s Class A common stock, $0.01 par value and 2,522,847 outstanding shares of the registrant’s Class B common stock, $0.01 par value.

*	Note: As a voluntary filer not subject to filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 90 days.

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

•

our substantial indebtedness and our ability to operate in accordance with the terms and conditions of the agreements governing the indebtedness incurred pursuant to the Transactions, including the indebtedness under Diversey’s Senior Secured Credit Facilities, Diversey’s Senior Notes and the Holdings Senior Notes;

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

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill its obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	our ability and the ability of our competitors to maintain service levels, retain and attract customers, and introduce new products and technical innovations;

•	energy costs, the costs of raw materials and other operating expenses;

•	general global economic, political and regulatory conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	our ability to maintain our relationships and commercial arrangements with our key affiliates;

i

•	the loss of, or changes in, executive management or other key personnel, and other disruptions in operations or increased labor costs;

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	adverse or unfavorable publicity regarding us or our services;

•	natural and manmade disasters, including acts of terrorism, hostilities, war and other such events that cause business interruptions or affect our markets;

•	the effect of relocating manufacturing capability from our primary U.S. manufacturing facility;

•	the effect of future acquisitions or divestitures or other corporate transactions; and

•	other factors listed from time to time in reports that we file with the SEC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	April 1, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,653	$169,094
Restricted cash	15,335	20,407
Accounts receivable, less allowance of $20,624 and $19,888, respectively	565,953	563,006
Accounts receivable – related parties	12,082	6,433
Inventories	306,552	263,247
Deferred income taxes	25,726	24,532
Other current assets	168,450	163,307

Total current assets	1,234,751	1,210,026
Property, plant and equipment, net	414,158	410,507
Capitalized software, net	52,229	52,980
Goodwill	1,298,637	1,263,431
Other intangibles, net	197,537	194,175
Other assets	161,863	152,894

Total assets	$3,359,175	$3,284,013

LIABILITIES, CLASS B SHARES AND EQUITY AWARDS SUBJECT TO CONTINGENT REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$25,949	$24,205
Current portion of long-term borrowings	9,769	9,498
Accounts payable	332,670	327,831
Accounts payable – related parties	33,808	23,794
Accrued expenses	467,663	463,319

Total current liabilities	869,859	848,647

Pension and other post-retirement benefits	227,732	226,682
Long-term borrowings	1,468,404	1,445,678
Deferred income taxes	119,182	114,358
Other liabilities	124,769	125,893

Total liabilities	2,809,946	2,761,258
Commitments and contingencies

Class B shares and equity awards subject to contingent redemption features - $0.01 par value; 20,000,000 shares authorized; 2,522,847 shares issued and outstanding at April 1, 2011 and 1,490,971 shares issued and outstanding at December 31, 2010	34,916	35,871
Stockholders’ equity:

Class A common stock - $0.01 par value; 200,000,000 shares authorized; 99,764,706 shares issued and outstanding at April 1, 2011 and December 31, 2010	998	998
Capital in excess of par value	555,846	554,244
Accumulated deficit	(316,764)	(309,785)
Accumulated other comprehensive income	274,233	241,427

Total stockholders’ equity	514,313	486,884

Total liabilities, Class B shares and equity awards subject to contingent redemption and stockholders’ equity	$3,359,175	$3,284,013

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended
	April 1, 2011	April 2, 2010
	(unaudited)
Net sales:
Net product and service sales	$757,257	$741,925
Sales agency fee income	6,498	5,735

	763,755	747,660
Cost of sales	447,719	430,435

Gross profit	316,036	317,225
Selling, general and administrative expenses	255,330	249,959
Research and development expenses	17,604	16,727
Restructuring credits	(224)	(721)

Operating profit	43,326	51,260
Other (income) expense:
Interest expense	37,130	34,436
Interest income	(626)	(463)
Other (income) expense, net	(325)	3,736

Income from continuing operations before income taxes	7,147	13,551
Income tax provision	14,041	19,402

Loss from continuing operations	(6,894)	(5,851)
Loss from discontinued operations, net of income taxes of $0 and $0	—	(318)

Net loss	$(6,894)	$(6,169)

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended
	April 1, 2011	April 2, 2010
	(unaudited)
Cash flows from operating activities:
Net loss	$(6,894)	$(6,169)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	24,914	23,935
Amortization of intangibles	4,525	4,483
Amortization and direct expense of debt issuance costs	6,758	2,633
Accretion of original issue discount	2,519	576
Deferred income taxes	1,129	9,044
Loss on disposal of discontinued operations	—	61
Japan inventory loss	1,162	—
Loss on property, plant and equipment disposals	98	31
Stock-based compensation	3,501	3,490
Other	(587)	5,421
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable	3,782	2,235
Inventories	(39,222)	(20,004)
Other current assets	(782)	1,764
Accounts payable and accrued expenses	5,172	(74,427)
Other assets	(7,471)	3,383
Other liabilities	(4,642)	2,583

Net cash used in operating activities	(6,038)	(40,961)
Cash flows from investing activities:
Capital expenditures	(14,755)	(13,521)
Expenditures for capitalized computer software	(4,965)	(2,430)
Proceeds from property, plant and equipment disposals	85	581
Net costs of divestiture of businesses	—	(61)

Net cash used in investing activities	(19,635)	(15,431)
Cash flows from financing activities:
Proceeds from short-term borrowings, net	2,174	6,192
Repayments of long-term borrowings	(2,433)	(2,379)
Proceeds related to stock-based long-term incentive plans	60	9,078
Repurchase and redemption of Class B equity	(2,915)	—
Payment of debt issuance costs	(2,806)	(2,530)

Net cash provided by (used in) financing activities	(5,920)	10,361
Effect of exchange rate changes on cash and cash equivalents	3,152	(2,434)

Change in cash and cash equivalents	(28,441)	(48,465)
Beginning balance	169,094	249,713

Ending balance	$140,653	$201,248

Supplemental cash flows information
Cash paid during the period:
Interest, net	$14,217	$21,944
Income taxes	19,738	5,629

The accompanying notes are an integral part of the consolidated financial statements.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

1. Description of the Company

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of April 1, 2011, and its results of operations and cash flows for the three months ended April 1, 2011 and April 2, 2010, have been included. The results of operations for the three months ended April 1, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2011. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. As a public reporting company, the Company evaluates subsequent events through the date the financial statements are issued.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Diversey Holdings, Inc., Diversey, Inc., and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated upon consolidation.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

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

Unless otherwise indicated, all monetary amounts, except per share data, are stated in thousand dollars.

3. Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 1, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to the Company.

Business Combinations (ASC Topic 805)

In December 2010, the FASB issued an Accounting Standard Update (“ASU”) related to Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted this ASU effective at the beginning of its current fiscal quarter, and will apply the ASU prospectively to future business combinations for which the acquisition date is after December 31, 2010, as required. This ASU did not impact the Company’s consolidated financial statements.

Intangibles - Goodwill and Other (ASC Topic 350)

In December 2010, the FASB issued an ASU describing when to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this ASU effective at the beginning of its current fiscal quarter, as required. This ASU did not impact the Company’s consolidated financial statements.

4. Master Sales Agency Terminations and Umbrella Agreement

In connection with the May 2002 acquisition of the DiverseyLever business, Diversey entered into a master sales agency agreement (the “Sales Agency Agreement”) with Unilever PLC and Unilever N.V. (“Unilever”), whereby Diversey acts as an exclusive sales agent in the sale of Unilever’s consumer branded products to various institutional and industrial end-users. At acquisition, Diversey assigned an intangible value to the Prior Agency Agreement of $13,000, which was fully amortized at May 2007.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

In October 2007, Diversey and Unilever entered into the Umbrella Agreement (the “Umbrella Agreement”), to replace the Prior Agency Agreement, which includes; i) a new agency agreement with terms similar to the previous Prior Agency Agreement, covering Ireland, the United Kingdom, Portugal and Brazil, and ii) a Master Sub-License Agreement (the “License Agreement”) under which Unilever has agreed to grant 31 of Diversey’s subsidiaries a license to produce and sell professional size packs of Unilever’s consumer branded cleaning products. The entities covered by the License Agreement have also entered into agreements with Unilever to distribute Unilever’s consumer branded products. Except for some transitional arrangements in certain countries, the Umbrella Agreement became effective January 1, 2008, and, unless otherwise terminated or extended, will expire on December 31, 2017.

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Prior Agency Agreement are met. At various times during the life of the Prior Agency Agreement, The Company elected, and Unilever agreed, to partially terminate the Prior Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees, which are recognized in the consolidated statements of operations over the life of the Umbrella Agreement. In association with the partial terminations, the Company recognized sales agency fee income of $393 and $159 during the three months ended April 1, 2011 and April 2, 2010, respectively.

An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the License Agreement are met. The Company elected, and Unilever agreed, to partially terminate the License Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales income of $79 and $0 during the three months ended April 1, 2011 and April 2, 2010, respectively.

Under the License Agreement, the Company recorded net product and service sales of $30,443 and $30,967 during the three months ended April 1, 2011 and April 2, 2010, respectively.

5. Inventories

The components of inventories are summarized as follows:

	April 1, 2011	December 31, 2010
Raw materials and containers	$60,109	$56,412
Finished goods	246,443	206,835

Total inventories	$306,552	$263,247

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $23,730 and $21,806 on April 1, 2011 and December 31, 2010, respectively.

6. Indebtedness and Credit Arrangements

Amendment to the Diversey Senior Secured Credit Facilities credit agreement. The Diversey Senior Secured Credit Facilities were amended in March 2011. This amendment reduced the interest rate payable with respect to the Term Loans, thereby reducing borrowing costs over the remaining life of the credit facilities. The spread on the U.S. dollar and Canadian dollar denominated borrowings was reduced from 325 basis points to 300 basis points, and the minimum LIBOR and BA floors were reduced from 2.00% to 1.00%. The spread on the euro denominated borrowing was reduced from 400 basis points to 350 basis points and the EURIBOR floor was reduced from 2.25% to 1.50%.

In addition, the amendment changed various financial covenants and credit limits to provide us with greater flexibility to operate our business. These changes include the ability to issue incremental term loan facilities and the ability to issue dividends to Holdings to fund cash interest payments on the Holdings Senior Notes.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

In connection with the amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $443 and expensed $2,363 in transaction fees paid to third parties, and wrote-off $160 in previously unamortized discounts and capitalized debt issuance costs. These amounts are included in interest expense in the consolidated statements of operations for the three months ended April 1, 2011. The effective interest rates on the Term loans were reduced from 5.70% - 6.91% to 4.19% - 5.40%.

In connection with the Company’s election during the quarter to pay cash interest on the Holdings Senior Notes on November 15, 2011 and its expectation that future interest payments will be made in cash, the Company accelerated the amortization of unamortized discounts and capitalized debt issuance costs and recorded additional interest expense of $4,092 in the consolidated statement of operations.

7. Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company announced a restructuring program (“November 2005 Plan”), which included redesigning the Company’s organizational structure, the closure of a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe and a workforce reduction of approximately 15%. As of April 1, 2011, the Company has terminated 2,850 employees in the execution of this plan. Our November 2005 Plan activity is expected to continue through fiscal 2011, with the associated reserves expected to be substantially paid out through cash that has been transferred to irrevocable trusts established for the settlement of these obligations. These funds have a balance of $15,335 as of April 1, 2011 and are classified as restricted cash in the Company’s consolidated balance sheet.

The activities associated with the November 2005 Plan for the three months ended April 1, 2011 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2010	$21,924	$1,181	$23,105

Net adjustments to restructuring liability	(224)	—	(224)
Cash paid [1]	(3,564)	34	(3,530)

Liability balances as of April 1, 2011	$18,136	$1,215	$19,351

1 Cash paid includes the effects of foreign exchange.

In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $0 and $563 for the three months ended April 1, 2011 and April 2, 2010, respectively. The impairment charges are included in selling, general and administrative costs. Any additional impairment charges related to this plan are not anticipated to be significant.

Total plan-to-date expenses, net, associated with the November 2005 Plan, by reporting segment are summarized as follows:

	Total Plan To-Date	Three Months Ended
		April 1, 2011	April 2, 2010
Europe	$148,307	$(727)	$(392)
Americas	41,508	376	(192)
Greater Asia Pacific	18,877	127	(111)
Other	25,473	—	(26)

	$234,165	$(224)	$(721)

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

8. Exit or Disposal Activities

In June 2010, the Company announced plans to transition certain accounting functions in its corporate center and certain Americas locations to a third party provider. The Company expects to execute the plan between July 2010 and December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to other locations in North America, as well as pursue contract manufacturing for a portion of its product lines. The timeline to transition out of Waxdale is not certain, but is expected to be largely completed during the first semester of fiscal 2012. In connection with these plans, the Company reduced its original estimate of $5,972 for the involuntary termination of employees by $303 during the three months ended April 1, 2011. These costs are included in selling, general and administrative expenses in the consolidated statements of operations.

9. Income Taxes

For the fiscal year ending December 31, 2011, the Company is projecting an effective income tax rate on pre-tax income from continuing operations of approximately 55%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 196.5% on pre-tax income from continuing operations for the first quarter ended April 1, 2011. When compared to the estimated annual effective income tax rate, the effective income tax rate for the first quarter ended April 1, 2011 is higher primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the three month period ended April 1, 2011 includes a relatively low proportion of the projected annual foreign pre-tax income from continuing operations. The higher effective income tax rate for the first quarter ended April 1, 2011 due to pacing of pre-tax income (loss) and income tax expense (benefit) is partially offset by certain income tax benefit amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

The Company is projecting a charge to income tax expense of approximately $8,000 for the 2011 fiscal year related to uncertain income tax positions, primarily related to certain intercompany transactions. The Company is projecting total unrecognized tax benefits for uncertain tax positions, as of December 31, 2011, of $134,100, including positions impacting only the timing of tax benefits, of which $50,200, if recognized, would favorably affect the effective income tax rate in future periods (after considering the impact of valuation allowances). The Company is projecting accrued interest and penalties, as of December 31, 2011, of $23,000 related to unrecognized tax benefits, of which $3,700 is expected to be recorded as income tax expense during the fiscal year ending December 31, 2011.

The Company is currently under audit by various state and foreign tax authorities. Based on the anticipated outcomes of these tax audits and the potential lapse of statutes of limitation, it is reasonably possible there could be a reduction of $17,700 in unrecognized tax benefits during the next twelve months.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

10. Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations are as follows:

	Three Months Ended
	April 1, 2011	April 2, 2010
Foreign currency translation (gain) loss	$(5,616)	$3,384
Forward contracts (gain) loss	5,427	(3,275)
Loss on hyperinflationary country foreign currency translations	—	3,874
Other, net	(136)	(247)

	$(325)	$3,736

11. Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three months ended April 1, 2011 and April 2, 2010, are as follows:

	Defined Pension Benefits
	Three Months Ended
	April 1, 2011	April 2, 2010
Service cost	$2,368	$2,405
Interest cost	8,711	8,660
Expected return on plan assets	(10,560)	(9,453)
Amortization of net loss	1,450	1,661
Amortization of transition obligation	47	58
Amortization of prior service credit	(638)	(385)

Net periodic pension cost	$1,378	$2,946

	Other Post-Employment Benefits
	Three Months Ended
	April 1, 2011	April 2, 2010
Service cost	$313	$327
Interest cost	1,128	1,158
Amortization of net gain	(17)	(22)
Amortization of prior service credit	(51)	(51)

Net periodic benefit cost	$1,373	$1,412

The Company made contributions to its defined benefit pension plans of $8,654 and $5,927 during the three months ended April 1, 2011 and April 2, 2010, respectively.

12. Financial Instruments

The Company sells its products in more than 175 countries and approximately 85.2% of the Company’s revenues are generated outside the United States. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

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

April 1, 2011

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

At April 1, 2011 and December 31, 2010, the Company held 24 and 23 foreign currency forward contracts, respectively, as hedges of foreign currency denominated receivables and payables with an aggregate notional amount of $136,218 and $163,092, respectively. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. The Company records the changes in the fair value of these contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized were $5,427 and ($3,275) during the three months ended April 1, 2011 and April 2, 2010, respectively.

As of April 1, 2011 and December 31, 2010, the Company held 136 and 194 foreign currency forward contracts, respectively, as hedges of forecasted foreign currency denominated sales and purchases with an aggregate notional amount of $40,779 and $62,983, respectively. The maximum length of time over which the Company typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized loss on cash flow hedging instruments of $159 and $409 were included in accumulated other comprehensive income, net of tax, at April 1, 2011 and December 31, 2010, respectively. There was no ineffectiveness related to cash flow hedging instruments during the three months ended April 1, 2011 and April 2, 2010, respectively. Unrealized gains and losses existing at April 1, 2011, which are expected to be reclassified into the consolidated statements of operations from other comprehensive income during the next year, are not expected to be significant.

At April 1, 2011 and December 31, 2010, the location and fair value amounts of derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	April 1, 2011		April 1, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$976	Accrued expenses	$1,139

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	105	Accrued expenses	558

Total Derivatives		$1,081		$1,697

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other current assets	$724	Accrued expenses	$1,316

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other current assets	1,293	Accrued expenses	669

Total Derivatives		$2,017		$1,985

The amounts of (gain) loss recognized in Other Comprehensive Income (“OCI”) and the amounts reclassified from accumulated OCI into income during the three months ended April 1, 2011 and April 2, 2010 were as follows:

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives with cash flow hedging relationships	Three months ended April 1, 2011	Location of (gain) loss reclassified from accumulated OCI into income	Three months ended April 1, 2011
Foreign currency forward contracts	$163	Other (income) expense, net	$(475)

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives with cash flow hedging relationships	Three months ended April 2, 2010	Location of (gain) loss reclassified from accumulated OCI into income	Three months ended April 2, 2010
Foreign currency forward contracts	$(34)	Other (income) expense, net	$(197)

13. Fair Value Measurements of Financial Instruments

Financial instruments measured at fair value on a recurring basis as of April 1, 2011 and December 31, 2010 were as follows:

	Balance at April 1, 2011	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$1,081	$—	$1,081	$—

Liabilities:
Foreign currency forward contracts	$1,697	$—	$1,697	$—

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

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

14. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended April 1, 2011 and April 2, 2010 are as follows:

	Three Months Ended
	April 1, 2011	April 2, 2010
Net loss	$(6,894)	$(6,169)
Foreign currency translation adjustments	32,840	(34,332)
Adjustments to pension and post-retirement liabilities, net of tax	(284)	2,084
Unrealized gains on derivatives, net of tax	250	188

Total comprehensive income (loss)	$25,912	$(38,229)

15. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a Stock Incentive Plan (“SIP”) for the officers and most senior managers of the Company. The SIP provides for the purchase or award of new class B common stock of Holdings (“Shares”) and options to purchase new Shares representing in the aggregate up to 12% of the outstanding common stock of Holdings.

During the three months ended April 1, 2011, pursuant to the SIP, participants purchased 4,410 Shares in Holdings at $13.60 per share, and were awarded 11,759 matching options to purchase Shares pursuant to a matching formula, at an exercise price of $13.60 per share, with a contractual term of ten years. The matching options are subject to a vesting period of four years. In addition, the Company repurchased 27,500 Shares at $13.60 per share, relating to separated employees. In conjunction with these departures, 150,000 matching options were forfeited.

During the three months ended April 1, 2011, pursuant to the SIP, 1,241,789 Deferred Share Units (“DSUs” as defined in the SIP) granted in 2010 vested. 186,823 of these vested DSUs were redeemed for cash by the participants to pay all or a portion of their required withholding tax liability, and therefore were not converted into Shares. As a result of this redemption for cash, 627,099 matching options were forfeited. In addition, following the retirement of an executive, 60,060 DSUs and 608,500 matching options were forfeited. For purposes of retention, 14,706 additional DSUs were granted to a participant, with no matching options. These DSUs have a grant-date fair value of $13.60, and are subject to vesting periods of two to three years.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

The following table summarizes the stock option activity during the three months ended April 1, 2011:

	Number of Options	Exercise Price per Option [1]	Remaining Contractual Term [1] (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	9,728,836	$10.02
Granted	11,759	13.60
Forfeited	(1,235,599)	10.00

Outstanding at April 1, 2011	8,504,996	$10.03	8.75	$36,358

Exercisable at April 1, 2011	646,950	$10.00	8.75	$2,782

1 Weighted-average

The weighted-average grant-date fair value of all outstanding options at April 1, 2011 is $3.43.

The following table summarizes DSU activity during the three months ended April 1, 2011:

	Number of DSUs	Weighted-Average Grant-Date Fair Value
Nonvested DSUs at January 1, 2011	2,698,107	$10.00
Granted	14,706	13.60
Vested	(1,241,789)	10.00
Forfeited	(60,060)	10.00

Nonvested DSUs at April 1, 2011	1,410,964	$10.04

At April 1, 2011, there was $17,679 of unrecognized compensation cost related to DSUs and non-vested option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of five years.

Director Stock Incentive Plan

The Company maintains a Director Stock Incentive Plan (“DIP”), which provides for the sale of Shares to certain non-employee directors of the Company, as well as the grant to these individuals of DSUs in lieu of receiving cash compensation for their services as a member of the Company’s Board of Directors.

The following table summarizes the Director DSU activity during the three months ended April 1, 2011:

	Number of DSUs	Weighted-Average Grant-Date Fair Value
Nonvested Director DSUs at January 1, 2011	45,729	$10.36
Granted	51,291	13.60
Vested	(45,729)	10.36

Nonvested Director DSUs at April 1, 2011	51,291	$13.60

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

Compensation expenses related to the SIP and DIP were $3,501 and $3,490 during the three months ended April 1, 2011 and April 2, 2010, respectively, and is recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

Stock Appreciation Rights Plan

The Company also maintains an incentive program for certain managers of the Company who are not in the SIP, which provides for cash awards based on stock appreciation rights (“SARs”). SARs have no effect on shares outstanding as appreciation awards are paid in cash and not in common stock. The Company accounts for SARs as liability awards in which the pro-rata portion of the awards’ fair value is recognized as expense over the vesting period, which approximates three years.

Compensation expenses related to the SARs plan were $359 and $186 for the three months ended April 1, 2011 and April 2, 2010, respectively, and is recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

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

At April 1, 2011, the Company’s mezzanine equity consisted of $20,156 related to DSUs, $13,660 related to the SIP equity offering and $1,100 related to the DIP equity offering.

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

In the fourth quarter of 2010, the Company concluded that it unconditionally pledged $6,000 to a charitable organization near its Sturtevant, Wisconsin headquarters, which it recognized as selling, general and administrative expense. The Company made its first of several installment payments early in the second fiscal quarter of 2011, and expects to make the final installment in 2012.

The Company maintains environmental reserves for remediation, monitoring, assessment and other expenses at one of its domestic facilities. While the ultimate exposure at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position, results of operations or cash flows.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination, including the potential to recover some of these costs from Unilever under the terms of the DiverseyLever purchase agreement. As of April 1, 2011, the Company maintained related reserves of $10,200 on a discounted basis (using country specific rates ranging from 7.6% to 21.7%) and $13,200 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

17. Japan Operations

Immediate impact of the disaster

On March 11, 2011, Japan suffered a significant natural disaster. The Company’s Japan subsidiaries sustained damage to inventories at one of its leased facilities and recorded losses and other charges totaling $1,300, most of which were recorded in cost of sales in the consolidated statements of operations. The Company expects that as a result of the nuclear crisis and the uncertain effects of the disaster on the Japanese economy, it may sustain further losses which are not yet currently estimable but are not expected to be material to the Company’s consolidated results. The Company anticipates that certain of these losses, if sustained, will be covered by its insurance policies. The Company carries comprehensive property damage and business interruption insurance policies that have a maximum loss limit of $25,000, and subject to a minimum deductible of $1,000; inventory losses are subject to a $50 deductible. The Company’s Japanese subsidiaries represent approximately 10% of the Company’s consolidated net sales and total assets. Its operations in Japan are based in Yokohama, which is approximately 150 miles from the damaged nuclear plant.

Longer term potential business disruption impact

The Company believes that the disaster will have an adverse effect on its sales and operating profits in Japan for the current fiscal year. It currently is not able to provide a reliable estimate of the potential loss this year or in future years and whether these losses will be offset by business interruption insurance policies carried by the Company.

Goodwill impairment assessment

During the Company’s 2010 impairment review, performed as of October 1, 2010, the Japan reporting unit had a fair value that exceeded its carrying value by 20%. Failure of the Japanese business to realize financial forecasts or further weakening of the Japanese business environment, as a result of the disaster or other factors, could potentially impact the future recoverability of the $140,204 of goodwill held in our Japan reporting unit at April 1, 2011. The Company reviewed the events in Japan and based on qualitative and quantitative analyses performed as of April 1, 2011, concluded that there was no indicator of impairment that would require a Step 1 test under ASC 350, Intangibles – Goodwill and Other to be performed. The Company believes that the disaster will have an adverse effect on its sales and operating profits in Japan for the current year. However, future effects are still not determinable, and it currently believes that the long term assumptions remain appropriate.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2011

(Unaudited)

18. Segment Information

Business segment information is summarized as follows:

	Three Months Ended April 1, 2011
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$405,136	$220,974	$147,635	$(9,990)	$763,755
Operating profit	17,077	20,256	6,652	(659)	43,326
Depreciation and amortization	11,426	5,836	4,177	8,000	29,439
Interest expense	9,100	3,909	309	23,812	37,130
Interest income	268	626	196	(464)	626
Total assets	1,938,172	716,385	551,057	153,561	3,359,175
Goodwill	809,613	212,951	209,512	66,561	1,298,637
Capital expenditures, including capitalized computer software	10,947	4,697	2,852	1,224	19,720
Long-lived assets [2]	1,062,375	312,106	294,574	298,361	1,967,416

	Three Months Ended April 2, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$405,684	$209,248	$133,976	$(1,248)	$747,660
Operating profit	35,538	18,029	6,878	(9,185)	51,260
Depreciation and amortization	11,394	6,149	3,688	7,187	28,418
Interest expense	11,159	4,431	543	18,303	34,436
Interest income	401	418	120	(476)	463
Total assets	1,881,805	593,763	496,244	351,143	3,322,955
Goodwill	766,151	207,634	189,776	65,958	1,229,519
Capital expenditures, including capitalized computer software	5,681	4,309	2,349	3,612	15,951
Long-lived assets [2]	1,020,944	302,434	264,274	312,842	1,900,494

1 Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.

2 Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of Diversey Holdings, Inc. and its consolidated subsidiaries since December 31, 2010. This discussion should be read in conjunction with our consolidated financial statements as of, and for the three months ended April 1, 2011, our Annual Report on Form 10-K and the section entitled “Forward-Looking Statements” immediately preceding Part I of this report.

We operate our business through Diversey and its subsidiaries. We are a leading global provider of commercial cleaning, sanitation and hygiene products, services and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and hand care. In addition, we offer a wide range of value-added services, including food safety and application training and consulting, and auditing of hygiene and water management. We serve institutional and industrial end-users such as food service providers, lodging establishments, food and beverage processing plants, building service contractors, building managers and property owners, retail outlets, schools and health care facilities in more than 175 countries worldwide.

As indicated in the following table, net sales for the three months ended April 1, 2011 increased by 2.2% when compared to the three months ended April 2, 2010. Excluding the impact of foreign currency exchange, our net sales decreased by 0.5% during the current period.

	Three Months Ended
(dollars in millions)	April 1, 2011	April 2, 2010	Change
Net sales	$763.8	$747.6	2.2%

Variance due to foreign currency exchange	—	19.9

	$763.8	$767.5	-0.5%

We continue to experience broad-based growth in our emerging markets, and have realized improvement in certain developed markets during the quarter. Our performance increases were driven by global equipment sales and an expanding food and beverage business, which demonstrated growth in all segments. These increases were offset by our planned exit from non-strategic toll manufacturing in Europe and general softness in sales to end-users served through distribution, as well as unforeseeable events, such as the natural disaster in Japan and the political turmoil in Egypt. We are investing in emerging markets and reorganizing to more consistently deliver our value proposition to our customers. We expect our investments in capabilities, new business models and technologies to enable sales growth as the year progresses.

As indicated in the following table, the Company’s gross profit percentage declined for the first quarter of 2011 compared to the first quarter of 2010.

Margin on Net Sales Three Months Ended
April 1, 2011	April 2, 2010
41.4%	42.4%

During the quarter, the Company experienced a 100 basis point decline in margin as compared to the same period last year. The decline in margin was primarily driven by materials cost inflation and adverse mix changes resulting from reduced volumes in certain institutional sectors of our developed markets, which were partially offset by price increases and savings derived from our global strategic sourcing initiatives. Our margin was also adversely affected by inventory losses of $1.2 million following the disaster in Japan (see Note 17 to the consolidated financial statements). We expect to continue to leverage our pricing strategies, sourcing initiatives and process improvements to mitigate current and expected inflationary pressures.

As of April 1, 2011, we were in compliance with the financial covenants under the credit agreement for the Diversey Senior Secured Credit Facilities. We believe that our cash flows from continuing operations, together with available cash on hand and borrowings available under the Diversey Senior Secured Credit Facilities will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. We will continue to closely monitor current economic and credit market conditions that may affect our liquidity and the future availability of credit. We believe that we are positioned to deal with inflationary concerns or economic downturns; however, we are not able to predict how much either would affect our business and our customers’ businesses going forward. From time to time, the Company has considered and may in the future pursue debt or other financing alternatives, depending on market conditions and other factors.

In December 2010, the Company announced a further enhancement of its organizational structure. The new structure provides a focus on the role of emerging markets in our growth objectives, and will consist of four regions reporting to the CEO, as follows:

•

Europe – This region will be comprised of operating units in Western and Eastern Europe and Russia and will no longer include our operations in Turkey, Africa and Middle East countries. Europe will continue to be our largest region.

•	Americas – The operating units in this region will remain unchanged.

•

Asia Pacific, Africa, Middle East, Turkey (“APAT”) – This region will be comprised of our operations in Asia Pacific, Africa, Middle East, Turkey and the Caucasian and Asian Republics. This region will no longer include Japan.

•	Japan – Japan becomes a stand-alone region.

In addition, a new Customer Solutions and Innovation group is being organized to coordinate global sectors, marketing, research, development and engineering leadership, and to collaborate directly with the regions to build sector growth strategies. The implementation of this organizational redesign is currently in progress. Regional presidents for each of the four regions have been appointed and are currently transitioning. The Company will continue to report its operating segments under the current three region model until the new management, operating, and financial reporting structures are effectively in place, which currently is expected to be completed during the third quarter of this fiscal year.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 3 to the consolidated financial statements in Part I, Item I of this report.

Three Months Ended April 1, 2011 Compared to Three Months Ended April 2, 2010

Net Sales:

	Three Months Ended		Change
(dollars in millions)	April 1, 2011	April 2, 2010	Amount	Percentage
Net product and service sales	$757.3	$741.9	$15.4	2.0%
Sales agency fee income	6.5	5.7	0.8	13.0%

	763.8	747.6	16.2	2.2%
Variance due to foreign currency exchange		19.9	(19.9)

	763.8	767.5	(3.7)	-0.5%

•	Net sales for the three months ended April 1, 2011 increased by 2.2% when compared to the three months ended April 2, 2010.

•

The comparability of net sales reported in the two periods is affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against the euro and a majority of other foreign currencies resulted in a $19.9 million increase in net sales in the first quarter of 2011.

•

Excluding the impact of foreign currency exchange rates, net sales decreased by 0.5%. We continue to experience broad-based growth in our emerging markets, and have realized improvement in certain developed markets during the quarter. Our performance increases were driven by global equipment sales and an expanding food and beverage business, which demonstrated growth in all segments. These increases were offset by our planned exit from non-strategic toll manufacturing in Europe and general softness in sales to end-users served through distribution, as well as unforeseeable events, such as the natural disaster in Japan and the political turmoil in Egypt. We are investing in emerging markets and reorganizing to more consistently deliver our value proposition to our customers. We expect our investments in capabilities, new business models and technologies to enable sales growth as the year progresses. The following is a review of the sales performance for each of our regions:

•

In our Europe, Middle East and Africa markets, net sales decreased by 2.4% in the first quarter of 2011 versus the same period last year. The volume decline was a result of a reduction in non-strategic toll manufacturing. Additionally, we experienced general softness in our distributor network, and volume reduction from the turmoil in Egypt. These challenges were partially offset by price increases, expansion in the food and beverage sector, and continued growth in equipment sales. We experienced strong growth across emerging markets, a trend we expect through the remainder of this fiscal year. We will pursue the successful execution of our pricing and sales strategies to mitigate continuing challenges in the developed markets in the region.

•

In our Americas region, net sales increased by 1.5% in the first quarter of 2011 versus the same period last year. Our emerging markets in Latin America, led by Brazil, continued strong growth trends, particularly in the food and beverage sector. These gains were partially offset by sales declines in the U.S. and Canada, primarily in customers served by distribution and the voluntary exit from underperforming applications in the food and beverage sector. We expect a continued trend of consumption growth in emerging markets. We will continue to execute our pricing strategies and deploy our sector growth strategies to help address general softness in our developed marketplaces.

•

In our Greater Asia Pacific region, net sales improved by 2.0% in the first quarter of 2011 versus the same period last year. The increase is mainly due to strong volume improvements in the food and beverage sector in our emerging markets, particularly in Greater China and India. Sales growth was achieved through new customer acquisitions, as well as continuing improvement in equipment sales in most markets. Our growth in emerging markets was partially offset by a decline in Japan, a result of the recent natural disaster and ongoing depressed conditions in the market.

We expect continued adverse effects on sales in the current fiscal year in Japan as a result of the disaster. We are not able to provide a reliable estimate of the potential loss this year or in future years, and whether these losses will be offset by insurance policies carried by the Company. The region plans to pursue specific country growth plans and customer acquisition strategies to accelerate growth in its emerging markets.

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

Gross Profit:

Our gross profit and gross profit percentages for the three months ended April 1, 2011 and April 2, 2010 were as follows:

	Three Months Ended		Change
(dollars in millions)	April 1, 2011	April 2, 2010	Amount	Percentage
Gross Profit	$316.0	$317.2	(1.2)	-0.4%
Gross profit as a percentage of net sales	41.4%	42.4%

•	Gross profit for the three months ended April 1, 2011 decreased by $1.2 million when compared to the three months ended April 2, 2010.

•

The comparability of gross profit between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the weaker U.S. dollar against the euro and a majority of other foreign currencies resulted in an $8.2 million improvement in gross profit in the current quarter. Excluding the impact of foreign currency, gross profit decreased by $9.4 million.

•	Our gross profit percentage declined by 100 basis points in the first quarter of 2011 compared to the first quarter of 2010.

•

The decline in margin was primarily driven by materials cost inflation and adverse mix changes resulting from reduced volumes in certain institutional sectors of our developed markets, which were partially offset by price increases and savings derived from our global strategic sourcing initiatives. Our margin was also adversely affected by inventory losses of $1.2 million following the disaster in Japan (see Note 17 to the consolidated financial statements). We expect to continue to leverage our pricing strategies, sourcing initiatives and process improvements to mitigate current and expected inflationary pressures.

Operating Expenses:

	Three Months Ended		Change
(dollars in millions)	April 1, 2011	April 2, 2010	Amount	Percentage
Selling, general and administrative expenses	$255.3	$249.9	$5.4	2.1%
Research and development expenses	17.6	16.7	0.9	5.2%
Restructuring expenses (credits)	(0.2)	(0.7)	0.5	68.9%

	$272.7	$265.9	$6.8	2.6%

As a percentage of net sales:
Selling, general and administrative expenses	33.4%	33.4%
Research and development expenses	2.3%	2.2%
Restructuring expenses (credits)	0.0%	-0.1%

	35.7%	35.5%

•	Operating expenses for the three months ended April 1, 2011 increased by $6.8 million when compared to the three months ended April 2, 2010.

•

The comparability of operating expenses between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the weaker U.S. dollar against the euro and a majority of other foreign currencies resulted in a $6.6 million increase in operating expenses. Excluding the impact of foreign currency, operating expenses increased by $0.2 million.

•

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses were 33.4% for the first quarter of 2011 and for the same period in the prior year. Selling, general and administrative expenses increased by $5.4 million during the current period. Excluding the impact of foreign currency, selling, general and administrative expenses decreased by $0.8 million during the first quarter of 2011 compared to the same period in the prior year. This decrease is primarily due to a reduction in period costs associated with the November 2005 Plan and improved operating efficiencies offset by certain non-recurring costs incurred in the current fiscal quarter, totaling $5.4 million, related to assessing a reorganization of the Company’s European operations.

•

Research and development expenses. Research and development expenses increased by $0.9 million in the current period. Excluding the impact of foreign currency, research and development expenses increased by $0.5 million during the first quarter of 2011 compared to the same period in the prior year.

•

Restructuring expenses (credits). Credit adjustments, as the November 2005 Plan winds down, related to previously recorded restructuring reserves decreased by $0.5 million during the first quarter of 2011 compared to the same period in the prior year.

Restructuring:

A summary of all costs associated with the November 2005 Plan for the quarters ended April 1, 2011 and April 2, 2010, and since inception of the program in November 2005, is outlined below:

	Three Months Ended		Total Project to Date
(dollars in millions)	April 1, 2011	April 2, 2010	April 1, 2011
Reserve balance at beginning of period	$23.1	$48.4	$—
Restructuring charges and adjustments	(0.2)	(0.7)	234.5
Payments of accrued costs	(3.5)	(8.7)	(215.1)

Reserve balance at end of period	$19.4	$39.0	$19.4

Period costs classified as selling, general and administrative expenses	$1.7	$2.8	$321.0
Period costs classified as cost of sales	—	0.3	8.6

•

November 2005 Plan Restructuring Costs. During the first quarter of 2011 and 2010, we reduced restructuring liabilities by $0.2 million and $0.7 million, respectively, for involuntary termination costs for certain individuals, formerly expected to be severed, who were either retained by the Company or resigned. Restructuring activities under the November 2005 Plan will continue to wind down during 2011.

•

November 2005 Plan Period Costs. Period costs of $1.7 and $2.8 million for 2011 and 2010, respectively, included in selling, general and administrative expenses and $0.3 million for 2010 included in cost of sales pertained to: (a) $0.3 million in 2011 ($1.6 million in 2010) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $1.0 million in 2011 ($0.7 million in 2010) for value chain and cost savings projects, and (c) $0.4 million in 2011 ($0.8 million in 2010) related to facilities, asset impairment charges and various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our Americas and Greater Asia Pacific segments.

Non-Operating Results:

	Three Months Ended		Change
(dollars in millions)	April 1, 2011	April 2, 2010	Amount	Percentage
Interest expense	$37.2	$34.4	$2.8	8.1%
Interest income	(0.6)	(0.5)	(0.1)	-21.6%

Net interest expense	$36.6	$33.9	$2.7	8.1%

Other (income) expense, net	(0.3)	3.7	(4.0)	-106.0%

•

Net interest expense increased in the first quarter of 2011 compared to the same period in the prior year primarily due to the acceleration of amortization of discounts and capitalized debt issuance costs as a result of changes in cash flow estimates on the Holdings Senior Notes, the expensing of $2.4 million of fees incurred related to the amendment of the Senior Secured Credit Facilities credit agreement, offset by reduced interest rates obtained from an improved leverage ratio and the amendment to the Senior Secured Credit Facilities credit agreement (see Note 6 to the consolidated financial statements).

•	Other (income) expense, net declined mainly due to the impact of $3.9 million foreign currency loss resulting from our adoption of highly inflationary accounting for our Venezuelan subsidiary in 2010.

Income Taxes:

	Three Months Ended		Change
(dollars in millions)	April 1, 2011	April 2, 2010	Amount	Percentage
Income (loss) from continuing operations before income taxes	$7.1	$13.6	$(6.5)	-48.0%
Provision for income taxes	14.0	19.4	(5.4)	-27.6%

Effective income tax rate	196.5%	143.2%

•

For the fiscal year ending December 31, 2011, we are projecting an effective income tax rate of approximately 55% on pre-tax income from continuing operations. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 196.5% on the pre-tax income from continuing operations for the first quarter ended April 1, 2011. When compared to the estimated annual effective income tax rate, the effective income tax rate for the first quarter ended April 1, 2011 is higher primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the three month period ended April 1, 2011 includes a relatively low proportion of the projected annual foreign pre-tax income from continuing operations. The higher effective income tax rate for the first quarter ended April 1, 2011 due to pacing of pre-tax income (loss) and income tax expense (benefit) is partially offset by certain income tax benefit amounts that were recorded as discrete items during the period, rather than included in the annual effective income tax rate.

•

We reported an effective income tax rate of 143.2% on the pre-tax income from continuing operations for the first quarter ended April 2, 2010. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Net loss:

Our net loss of $6.9 million for the first quarter of 2011 decreased by $0.7 million when compared to the first quarter of 2010. Excluding the impact of foreign currency exchange of $1.4 million, our net loss increased by $2.1 million. The increase in net loss is primarily due to decreased gross profit arising from the decrease in sales, materials cost inflation and adverse mix changes, as previously explained.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended April 1, 2011 and April 2, 2010.

	Three Months Ended
(dollars in millions)	April 1, 2011	April 2, 2010
Net cash used in operating activities	$(6.0)	$(41.0)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	43.2	84.5
Changes in deferred income taxes	(1.1)	(9.0)
Depreciation and amortization expense	(29.4)	(28.4)
Japan inventory loss	(1.2)	—
Amortization and payment of debt issuance costs	(6.8)	(2.6)
Accretion of original issue discount	(2.5)	(0.6)
Stock-based compensation	(3.5)	(3.5)
Other	0.4	(5.6)

Net loss	(6.9)	(6.2)

Provision for income taxes	14.0	19.4
Interest expense, net	36.6	33.9
Depreciation and amortization expense	29.4	28.4

	$73.1	$75.5

EBITDA for the three months ended April 1, 2011 decreased by $2.4 million when compared to the same period in the prior year. Excluding the impact of foreign currency of $2.3 million, EBITDA declined by $4.7 million during the current period. This was primarily due to decreased gross profit arising from the decrease in sales, materials cost inflation and adverse mix changes, as previously explained.

Diversey Credit Agreement EBITDA. For the purpose of calculating compliance with our financial covenants, the credit agreement for Diversey’s Senior Secured Credit Facilities (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires Diversey to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$73.1
Restructuring related costs	1.4
Non-cash expenses and charges	2.6
Non-recurring gains or losses	6.2
Compensation adjustment and consulting fees	4.4

Credit Agreement EBITDA	$87.7

We present Diversey Credit Agreement EBITDA because it is a financial measure that is used in the calculation of compliance with Diversey’s financial covenants under the credit agreement for the Diversey Senior Secured Credit Facilities. Credit Agreement EBITDA is not a measure under U.S. GAAP and should not be considered as a substitute for financial performance and liquidity measures determined in accordance with U.S. GAAP, such as net income, operating income or operating cash flow.

Borrowings under the Diversey Senior Secured Credit Facilities are a key source of our liquidity. Our ability to borrow under the Diversey Senior Secured Credit Facilities depends upon, among other things, compliance with certain representations, warranties and covenants under the credit agreement for the Diversey Senior Secured Credit Facilities. The financial covenants in the Diversey Senior Secured Credit Facilities include a specified debt to Diversey Credit Agreement EBITDA leverage ratio and a specified Diversey Credit Agreement EBITDA to interest expense coverage ratio for specified periods.

Liquidity and Capital Resources

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated statements of cash flows:

	Three Months Ended		Change
(dollars in millions)	April 1, 2011	April 2, 2010	Amount	Percentage
Net cash used in operating activities	$(6.0)	$(41.0)	$35.0	85.3%
Net cash used in investing activities	(19.6)	(15.4)	(4.2)	-27.2%
Net cash provided by (used in) financing activities	(5.9)	10.4	(16.3)	-157.1%
Capital expenditures	19.7	16.0	3.7	23.6%

•

The decrease in net cash used in operating activities during the three months ended April 1, 2011 as compared to the same period last year was primarily due to lower working capital requirements during the current period.

•

The increase in net cash used in investing activities during the three months ended April 1, 2011 compared to the same period last year was primarily due to an increase of $3.7 million in capital expenditures.

•

The increase in net cash used in financing activities during the three months ended April 1, 2011 compared to the same period last year was primarily due to the impact of proceeds from stock-based long-term incentive plans in the prior period and decrease in proceeds from short-term borrowings in the current period.

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated balance sheets:

	As of		Change
	April 1, 2011	December 31, 2010	Amount	Percentage
Cash and cash equivalents	$140.7	$169.1	$(28.4)	-16.8%
Working capital*	518.1	481.1	37.0	7.7%
Short-term borrowings	25.9	24.2	1.7	7.2%
Total borrowings	1,504.1	1,479.4	24.7	1.7%

*	Working capital is defined as net accounts receivable plus inventories less accounts payable (including related party amounts).

•	The decrease in cash and cash equivalents as of April 1, 2011 compared to December 31, 2010 resulted primarily from cash used in operating activities and $19.7 million in capital expenditures.

•

Working capital increased by $37.0 million during the three months ended April 1, 2011. This increase resulted primarily from a $43.3 million increase in inventories and an increase of $8.6 million in accounts receivable offset by an increase of $14.9 million in accounts payable. The increase in inventories was primarily driven by a build up for new product offerings, the transition of our manufacturing operations, and variability in customer ordering patterns. The increase in accounts payable is primarily a result of the increase in inventories and the impact of a generally weaker U.S. dollar compared to other foreign currencies. The increase in accounts receivable also reflects the impact of exchange rates as well as an increase in trade receivables from Unilever, a related party.

•

Working capital as of April 1, 2011, when compared to working capital as of April 2, 2010, decreased by $25.4 million. When adjusted for the foreign exchange impact of a generally weaker dollar, the decrease was $49.3, primarily due to improved collections and higher accounts payable balances, the majority of which is due to higher inventories.

•

As of April 1, 2011, short-term borrowings primarily consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $25.9 million at a weighted average interest rate of approximately 5.89%. Local credit arrangements vary by country and are primarily used to fund working capital. The maximum amount of short-term borrowings during 2011 was $25.9 million.

•	Total debt increased primarily as a result of the impact on our foreign currency denominated loans of a weaker dollar against the euro and other foreign currencies.

Debt and Contractual Obligations.

Holdings Senior Notes. On November 24, 2009, Holdings issued $250.0 million initial aggregate principal of its 10.50% senior notes due 2020 (“Original Holdings Senior Notes”).

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

Holdings paid cash interest on November 15, 2010 and has elected to pay cash interest on May 15, 2011 and November 15, 2011. The amount of each cash interest payment is $13.8 million. As a result of these elections and its expectation that future interest payments will be made in cash, Holdings accelerated the amortization of unamortized discounts and capitalized debt issuance costs and recorded an additional amount of interest expense of $4.1 million in the consolidated statement of operations.

Diversey Senior Secured Credit Facilities. Diversey, its Canadian subsidiary and one of its European subsidiaries, each as a borrower, entered into a credit agreement, whereby the lenders provided an aggregate principal amount of up to $1.25 billion available in U.S. dollars, euros, Canadian dollars and British pounds.

The Diversey Senior Secured Credit Facilities consists of (a) a revolving loan facility in an aggregate principal amount not to exceed $250.0 million, including a letter of credit sub-limit of $50.0 million and a swingline loan sub-limit of $30.0 million, that matures on November 24, 2014, and (b) term loan facilities in US dollars, euros and Canadian dollars maturing on November 24, 2015 (“Term Loans”). The Diversey Senior Secured Credit Facilities also provides for an increase in the revolving credit facility of up to $50.0 million under specified circumstances. The revolving facility will mature on November 24, 2014. As of April 1, 2011, we had $3.7 million in letters of credit outstanding under the revolving portion of the Diversey Senior Secured Credit Facilities and therefore had the ability to borrow an additional $246.3 million under this revolving facility.

The net proceeds of the Term Loans, after deducting the original issue discount of $15.0 million, but before offering expenses and other debt issuance costs, were approximately $985.0 million. The New Term Loans will mature on November 24, 2015 and will amortize in quarterly installments of 1.0% per annum with the balance due at maturity.

All obligations under the Diversey Senior Secured Credit Facilities are secured by all the assets of Holdings, Diversey and each subsidiary of Diversey (but limited to the extent necessary to avoid materially adverse tax consequences to Diversey and its subsidiaries, taken as a whole, and by restrictions imposed by applicable law).

Amendment to the Diversey Senior Secured Credit Facilities credit agreement. The Diversey Senior Secured Credit Facilities were amended in March 2011. This amendment reduced the interest rate payable with respect to the Term Loans, thereby reducing borrowing costs over the remaining life of the credit facilities. The spread on the U.S. dollar and Canadian dollar denominated borrowings was reduced from 325 basis points to 300 basis points, and the minimum LIBOR and BA floors were reduced from 2% to 1%. The spread on the euro denominated borrowing was reduced from 400 basis points to 350 basis points and the EURIBOR floor was reduced from 2.25% to 1.5%. In addition, the amendment changed various financial covenants and credit limits to provide Diversey with greater flexibility to operate our business. These changes include the ability to issue incremental term loan facilities, the ability to issue dividends to Holdings to fund cash interest payments on the Holdings Senior Notes, and the ability to settle the due from parent balance carried in Diversey’s consolidated financial statements

In connection with the amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, Diversey expensed $2.4 million in transaction fees paid to third parties and wrote-off $0.2 million in unamortized discounts and capitalized debt issuance costs. These amounts are included in interest expense in the consolidated statements of operations for the three months ended April 1, 2011. The effective interest rates on the Term loans were reduced from 5.7% - 6.91% to 4.19% - 5.40%.

Diversey Senior Notes. In 2009, Diversey issued $400.0 million aggregate principal amount of 8.25% senior notes due 2019. The net proceeds of the offering, after deducting the original issue discount of $3.3 million, but before estimated offering expenses and other debt issuance costs, were approximately $396.7 million.

Diversey pays interest on May 15 and November 15 of each year, beginning on May 15, 2010. The Diversey Senior Notes will mature on November 15, 2019.

The Diversey Senior Notes are unsecured and are effectively subordinated to the Diversey Senior Secured Credit Facilities to the extent of the value of Diversey’s assets and the assets of Diversey’s subsidiaries that secure such indebtedness. The indenture governing Diversey Senior Notes contains restrictions and limitations that could also significantly impact the ability of Diversey and its restricted subsidiaries to conduct certain aspects of the business.

As of April 1, 2011, we had total indebtedness of $1.524 billion, consisting of $262.5 million of Holdings Senior Notes, $400.0 million of Diversey Senior Notes, $835.7 million of borrowings under the Diversey Senior Secured Credit Facilities, and $25.9 million in other short-term credit lines. In addition, we had $165.8 million in operating lease commitments, $1.4 million in capital lease commitments and $3.7 million committed under letters of credit.

Our financial position and liquidity are, and will be, influenced by a variety of factors, including:

•	our ability to generate cash flows from operations;

•	the level of our outstanding indebtedness and the interest we are obligated to pay on this indebtedness; and

•	our capital expenditure requirements, which consist primarily of purchases of equipment.

We believe that the cash flows from continuing operations, together with available cash on hand and borrowings available under the Diversey Senior Secured Credit Facilities will generate sufficient cash flow to meet our liquidity needs for the foreseeable future. From time to time, the company has considered and may in the future pursue debt or other financing alternatives, depending on market conditions and other factors.

We have obligations related to our pension and post-retirement plans that are discussed in detail in Note 11 to the consolidated financial statements. As of the most recent actuarial estimation, we anticipate making $28.1 million of contributions to pension plans in fiscal year 2011. Post-retirement medical claims are paid as they are submitted and are anticipated to be $5.3 million in fiscal year 2011.

Our operations are subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in the countries where we conduct business. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs. Consequently, we engage in hedging activities, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. See Notes 12 and 13 to the consolidated financial statements for gains and losses associated with these contracts.

Restricted Cash. As of April 1, 2011, we had $15.3 million classified as restricted cash in our consolidated balance sheets. These funds will be used to pay for our November 2005 Plan restructuring obligations (see Note 7 to the consolidated financial statements).

Measurement of income tax reserve position. For the fiscal year ending December 31, 2011, we expect to increase income tax reserve liabilities by $6.6 million, resulting in total income tax reserve liabilities of $43.7 million. Total income tax reserve liabilities for which payments are expected in less than one year are $7.8 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current income tax reserve liabilities.

Financial Covenants under the Diversey Senior Secured Credit Facilities

Under the terms of the credit agreement for the Diversey Senior Secured Credit Facilities, Diversey is subject to certain financial covenants. The financial covenants under Diversey Senior Secured Credit Facilities require Diversey to meet the following targets and ratios.

Maximum Leverage Ratio. Diversey is required to maintain a leverage ratio for each financial covenant period of no more than the maximum ratio specified in the credit agreement for the Diversey Senior Secured Credit Facilities for that financial covenant period. The maximum leverage ratio is the ratio of (1) Diversey’s consolidated indebtedness less cash and cash equivalents as of the last day of the financial covenant period to (2) Diversey Credit Agreement EBITDA as defined in the credit agreement for Diversey’s Senior Secured Credit Facilities for the same financial covenant period.

The March 2011 amendment to the Senior Secured Credit Facilities fixed the maximum leverage ratio at 4.75 to 1 for the duration of the facilities.

Minimum Interest Coverage Ratio. Diversey is required to maintain an interest coverage ratio for each financial covenant period of no less than the minimum ratio specified in the credit agreement for Diversey Senior Secured Credit Facilities for that financial covenant period. The minimum interest coverage ratio is the ratio of (1) Diversey’s Credit Agreement EBITDA for a financial covenant period to (2) Diversey’s cash interest expense for that same financial covenant period calculated in accordance with the Diversey Senior Secured Credit Facilities.

The March 2011 amendment to the Senior Secured Credit Facilities fixed the minimum interest coverage ratio at 2.75 to 1 for the duration of the facilities.

Failure to comply with these financial ratio covenants would result in a default under the credit agreement for Diversey Senior Secured Credit Facilities and, absent a waiver or amendment from Diversey’s lenders, would permit the acceleration of all the Diversey’s outstanding borrowings under Diversey Senior Secured Credit Facilities.

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For Diversey’s financial covenant period ended on April 1, 2011, Diversey was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the credit agreement for Diversey Senior Secured Credit Facilities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes to our market risk since December 31, 2010. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 17, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Diversey Holdings’ Disclosure Controls and Internal Controls. As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s independent registered public accounting firm will provide an attestation report regarding the Company’s internal control over financial reporting with the issuance of its Annual Report on Form 10-K for fiscal 2011.

Disclosure Controls. As of the end of the period covered by this quarterly report, under the supervision and with the participation of senior management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer,, we evaluated the effectiveness of the design and operation of our Disclosure Controls as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. . During the quarter ended April 1, 2011, the Company implemented a new consolidation software application at its corporate headquarters. The Company followed a system development process that required significant pre-implementation planning, design and testing. There has not been any other change in our internal control over financial reporting during the quarter ended April 1, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are party to various legal proceedings in the ordinary course of our business which may, from time to time, include product liability, intellectual property, contract, employment matters (including employee benefits), environmental and tax claims as well as government or regulatory agency inquiries or investigations. We believe that, taking into account our insurance and reserves and the valid defenses with respect to legal matters currently pending against us, the ultimate resolution of these proceedings will not, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 6.	EXHIBITS

10.1	Separation Agreement between Diversey, Inc. and David S. Andersen dated January 25, 2011 (effective March 18, 2011).

10.2	Diversey, Inc. Annual Incentive Plan, as amended and restated effective as of December 31, 2010.

10.3	Diversey, Inc. Long-Term Cash Incentive Plan, as amended on December 31, 2010.

10.4	Diversey, Inc. Profit Sharing Plan, as amended on December 31, 2010.

10.5	Diversey, Inc. Severance Pay Plan, as amended on December 31, 2010.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSEY HOLDINGS, INC.

Date: May 12, 2011	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

DIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

10.1	Separation Agreement between Diversey, Inc. and David S. Andersen dated January 25, 2011 (effective March 18, 2011).

10.2	Diversey, Inc. Annual Incentive Plan, as amended and restated effective as of December 31, 2010.

10.3	Diversey, Inc. Long-Term Cash Incentive Plan, as amended on December 31, 2010.

10.4	Diversey, Inc. Profit Sharing Plan, as amended on December 31, 2010.

10.5	Diversey, Inc. Severance Pay Plan, as amended on December 31, 2010.

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.