Form 10-Q
period 2011-07-01
DIVERSEY HOLDINGS, INC.
filed 2011-08-08
CIK 1262768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2011

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

There is no public trading market for the registrant’s common stock. As of July 29, 2011, there were 99,764,706 outstanding shares of the registrant’s Class A common stock, $0.01 par value and 2,563,161 outstanding shares of the registrant’s Class B common stock, $0.01 par value.

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

•

our substantial indebtedness and our ability to operate in accordance with the terms and conditions of the agreements governing the indebtedness incurred pursuant to the Transactions, including the indebtedness under Diversey’s Senior Secured Credit Facilities, Diversey’s Senior Notes and our Senior Notes;

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

•	restraints on pricing flexibility due to competitive conditions in the professional market;

•	the loss or insolvency of a significant supplier or customer, or the inability of a significant supplier or customer to fulfill its obligations to us;

•	effectiveness in managing our manufacturing processes, including our inventory, fixed assets and system of internal control;

•	our ability and the ability of our competitors to maintain service levels, retain and attract customers, and introduce new products and technical innovations;

•	energy costs, the costs of raw materials and other operating expenses;

•	general global economic, political and regulatory conditions, interest rates, exposure to foreign currency risks and financial market volatility;

•	our ability to maintain our relationships and commercial arrangements with our key affiliates;

•	the loss of, or changes in, executive management or other key personnel, and other disruptions in operations or increased labor costs;

i

•	the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of our products;

•	the occurrence of litigation or claims;

•	tax, fiscal, governmental and other regulatory policies;

•	adverse or unfavorable publicity regarding us or our services;

•	natural and manmade disasters, including acts of terrorism, hostilities, war and other such events that cause business interruptions or affect our markets;

•	the effect of relocating manufacturing capability from our primary U.S. manufacturing facility;

•	the effect of future acquisitions or divestitures or other corporate transactions;

•	the ability to complete the pending Agreement and Plan of Merger; and

•	other factors listed from time to time in reports that we file with the SEC.

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIVERSEY HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	July 1,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,723	$169,094
Restricted cash	12,099	20,407
Accounts receivable, less allowance of $20,576 and $19,888, respectively	630,241	563,006
Accounts receivable - related parties	9,786	6,433
Inventories	327,487	263,247
Deferred income taxes	24,041	24,532
Other current assets	167,115	163,307

Total current assets	1,242,492	1,210,026
Property, plant and equipment, net	426,399	410,507
Capitalized software, net	53,087	52,980
Goodwill	1,331,271	1,263,431
Other intangibles, net	199,359	194,175
Other assets	170,702	152,894

Total assets	$3,423,310	$3,284,013

LIABILITIES, CLASS B SHARES AND EQUITY AWARDS SUBJECT TO CONTINGENT REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$40,041	$24,205
Current portion of long-term borrowings	9,885	9,498
Accounts payable	357,531	327,831
Accounts payable – related parties	31,432	23,794
Accrued expenses	415,883	463,319

Total current liabilities	854,772	848,647
Pension and other post-retirement benefits	231,446	226,682
Long-term borrowings	1,476,259	1,445,678
Deferred income taxes	122,195	114,358
Other liabilities	120,458	125,893

Total liabilities	2,805,130	2,761,258

Commitments and contingencies

Class B shares and equity awards subject to contingent redemption features - $0.01 par value; 20,000,000 shares authorized; 2,563,161 shares issued and outstanding at July 1, 2011 and 1,490,971 shares issued and outstanding at December 31, 2010	36,686	35,871
Stockholders’ equity:
Class A common stock - $0.01 par value; 200,000,000 shares authorized; 99,764,706 shares issued and outstanding at July 1, 2011 and December 31, 2010	998	998
Capital in excess of par value	556,747	554,244
Accumulated deficit	(283,973)	(309,785)
Accumulated other comprehensive income	307,722	241,427

Total stockholders’ equity	581,494	486,884

Total liabilities, Class B shares and equity awards subject to contingent redemption and stockholders’ equity	$3,423,310	$3,284,013

The accompanying notes are an integral part of the consolidated financial statements

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net sales:
Net product and service sales	$869,638	$788,146	$1,626,895	$1,530,071
Sales agency fee income	6,367	6,171	12,865	11,906

	876,005	794,317	1,639,760	1,541,977
Cost of sales	511,307	449,222	959,026	879,657

Gross profit	364,698	345,095	680,734	662,320
Selling, general and administrative expenses	258,715	254,312	514,045	504,271
Research and development expenses	18,686	16,530	36,290	33,257
Restructuring credits	(925)	(1,799)	(1,149)	(2,520)

Operating profit	88,222	76,052	131,548	127,312
Other (income) expense:
Interest expense	30,154	35,472	67,284	69,908
Interest income	(583)	(418)	(1,209)	(881)
Other (income) expense, net	435	18	110	3,754

Income from continuing operations before income taxes	58,216	40,980	65,363	54,531
Income tax provision	25,425	20,506	39,466	39,908

Income from continuing operations	32,791	20,474	25,897	14,623
Loss from discontinued operations, net of income taxes	—	(8,743)	—	(9,061)

Net income	$32,791	$11,731	$25,897	$5,562

The accompanying notes are an integral part of the consolidated financial statements

DIVERSEY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	July 1, 2011	July 2, 2010
	(unaudited)
Cash flows from operating activities:
Net income	$25,897	$5,562
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	50,387	45,453
Amortization of intangibles	7,855	8,737
Amortization and direct expense of debt issuance costs	9,956	5,700
Accretion of original issue discount	3,195	1,478
Interest accreted on notes payable	—	12,469
Deferred income taxes	1,130	17,501
Loss on disposal of discontinued operations	—	754
Loss from divestitures	—	101
Japan inventory loss	701	—
Loss (Gain) on property, plant and equipment disposals	(193)	103
Stock-based compensation	6,173	7,284
Other	3,319	8,476
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses:
Accounts receivable	(49,148)	(11,613)
Inventories	(52,672)	(30,751)
Other current assets	2,176	(4,949)
Accounts payable and accrued expenses	(33,730)	(103,450)
Other assets	(14,071)	2,618
Other liabilities	(14,469)	6,217

Net cash used in operating activities	(53,494)	(28,310)
Cash flows from investing activities:
Capital expenditures	(38,807)	(30,237)
Expenditures for capitalized computer software	(10,783)	(5,977)
Proceeds from property, plant and equipment disposals	646	3,200
Acquisitions of businesses and other intangibles	(2,463)	—
Net costs of divestiture of businesses	—	(855)

Net cash used in investing activities	(51,407)	(33,869)
Cash flows from financing activities:
Proceeds from short-term borrowings, net	15,606	(915)
Repayments of long-term borrowings	(4,893)	(4,619)
Payment of costs for equity redemption and issuance	—	(961)
Proceeds related to stock-based long-term incentive plans	60	9,467
Repurchase and redemption of Class B equity	(2,915)	—
Payment of debt issuance costs	(2,806)	(4,949)
Dividends paid	(85)	(81)

Net cash provided by (used in) financing activities	4,967	(2,058)
Effect of exchange rate changes on cash and cash equivalents	2,563	(4,256)

Change in cash and cash equivalents	(97,371)	(68,493)
Beginning balance	169,094	249,713

Ending balance	$71,723	$181,220

Supplemental cash flows information
Cash paid during the period:
Interest, net	$55,605	$53,252
Income taxes	34,030	14,469

The accompanying notes are an integral part of the consolidated financial statements

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

1.	Description of the Company

Diversey Holdings, Inc. (“Holdings” or the “Company”) directly owns all of the shares of Diversey, Inc. (“Diversey”). The Company is a holding company and its sole business interest is the ownership and control of Diversey and its subsidiaries. Diversey is a leading global marketer and manufacturer of commercial cleaning, hygiene, operational efficiency, appearance enhancing products and equipment and related services and solutions for food safety and service, food and beverage plant operations, floor care, housekeeping and room care, laundry and skin care. Diversey serves institutional and industrial end-users such as food service providers, lodging establishments, food and beverage processing plants, building service contractors, building managers and property owners, retail outlets, schools and health-care facilities in more than 175 countries worldwide.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary to present fairly the financial position of the Company as of July 1, 2011 and its results of operations for the three and six months ended July 1, 2011 and cash flows for the six months ended July 1, 2011 have been included. The results of operations for the three and six months ended July 1, 2011 are not necessarily indicative of the results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2011. It is recommended that the accompanying consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. As a public reporting company, the Company evaluates subsequent events through the date the financial statements are issued.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

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

Accrued Employee-Related Expenses

The Company accrues employee compensation costs relating to payroll, payroll taxes, vacation, bonuses and incentives when incurred. During the three months ended July 1, 2011, the Company modified its performance-based compensation plans resulting in a $6,500 reduction of accrued expenses recorded as of April 1, 2011 and a reduction of selling, general, and administrative expense for the current quarter.

Reclassification

In 2010, as a result of integrating certain of the Company’s equipment business into the Americas and Europe segments, associated revenues, expenses, assets and liabilities have been reclassified from eliminations/Other to the Americas and Europe segments. Accordingly, prior period segment information in Note 19 has been restated for comparability and consistency.

3.	Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended July 1, 2011, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to the Company.

Comprehensive Income (ASC Topic 220)

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its financial statements.

Fair Value Measurement (ASC Topic 820)

In May 2011, the FASB issued an ASU incorporating amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The FASB does not intend for many of the amendments to result in a change in the application of ASC Topic 820.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

This ASU is to be applied prospectively and is effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company is currently evaluating the effect that this ASU may have on its financial statements.

Business Combinations (ASC Topic 805)

In December 2010, the FASB issued an ASU related to Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted this ASU effective at the beginning of fiscal year 2011, and will apply the ASU prospectively to future business combinations for which the acquisition date is after December 31, 2010, as required. This ASU did not impact the Company’s consolidated financial statements.

Intangibles - Goodwill and Other (ASC Topic 350)

In December 2010, the FASB issued an ASU describing when to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company adopted this ASU effective at the beginning of fiscal year 2011, as required. This ASU did not impact the Company’s consolidated financial statements.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

An agency fee is paid by Unilever to the Company in exchange for its sales agency services. An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the Prior Agency Agreement are met. At various times during the life of the Prior Agency Agreement, the Company elected, and Unilever agreed, to partially terminate the Prior Agency Agreement in several territories resulting in payment by Unilever to the Company of additional fees, which are recognized in the consolidated statements of operations over the life of the Umbrella Agreement. In association with the partial terminations, the Company recognized sales agency fee income of $159 and $150 during the three months ended July 1, 2011 and July 2, 2010, respectively; and $553 and $309 during the six months ended July 1, 2011 and July 2, 2010.

An additional fee is payable by Unilever to the Company in the event that conditions for full or partial termination of the License Agreement are met. The Company elected, and Unilever agreed, to partially terminate the License Agreement in several territories resulting in payment by Unilever to the Company of additional fees. In association with the partial terminations, the Company recognized sales income of $80 and $0 during the three months ended July 1, 2011 and July 2, 2010, respectively; and $159 and $0 during the six months ended July 1, 2011 and July 2, 2010.

Under the License Agreement, the Company recorded net product and service sales of $34,889 and $29,911 during the three months ended July 1, 2011 and July 2, 2010, respectively; and $65,332 and $60,878 during the six months ended July 1, 2011 and July 2, 2010, respectively.

5.	Acquisitions

Strategic Alliance

The Company entered into a strategic alliance agreement with Eulen, S.A. (“Eulen”), a Spain-based corporation engaged in cleaning services, whereby the Company acquired certain assets of Eulen for a total cash consideration of $3,600, of which approximately $2,500 was paid in the three months ended July 1, 2011 and $1,100 is payable in annual installments over the next 3 years. The Company expects to finalize the purchase accounting related to this acquisition in the second half of the year.

6.	Inventories

The components of inventories are summarized as follows:

	July 1, 2011	December 31, 2010

Raw materials and containers	$67,695	$56,412
Finished goods	259,792	206,835

Total inventories	$327,487	$263,247

Inventories are stated in the consolidated balance sheets net of allowance for excess and obsolete inventory of $ 23,098 and $21,806 on July 1, 2011 and December 31, 2010, respectively.

7.	Indebtedness and Credit Arrangements

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

In addition, the amendment changed various financial covenants and credit limits to provide greater flexibility to operate the business. These changes include the ability to issue incremental term loan facilities and the ability to issue dividends to Holdings to fund cash interest payments on the Holdings Senior Notes.

In connection with the amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company capitalized $443 and expensed $2,363 in transaction fees paid to third parties and wrote-off $160 in previously unamortized discounts and capitalized debt issuance costs. These amounts are included in interest expense in the consolidated statements of operations for the six months ended July 1, 2011. The effective interest rates on the Term loans were reduced from 5.70% – 6.91% to 4.19% – 5.40%.

In connection with the Company’s election to pay cash interest on the Holdings Senior Notes on November 15, 2011 and its expectation that future interest payments will be made in cash, the Company accelerated the amortization of unamortized discounts and capitalized debt issuance costs and recorded additional interest expense of $4,092 during the first quarter of 2011in the consolidated statements of operations.

The Company’s existing indebtedness is intended to be paid off in connection with the Merger Agreement discussed in Note 21. At July 1, 2011, the unamortized discount and debt issuance costs relating to the Company’s indebtedness were $19,432 and $57,751 respectively.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

8.	Restructuring Liabilities

November 2005 Restructuring Program

On November 7, 2005, the Company announced a restructuring program (“November 2005 Plan”), which included redesigning the Company’s organizational structure, the closure of a number of manufacturing and other facilities, outsourcing the majority of information technology support worldwide, outsourcing certain financial services in Western Europe and a workforce reduction of approximately 15%. As of July 1, 2011, the Company has terminated 2,881 employees in the execution of this plan. Our November 2005 Plan activity is expected to continue through fiscal 2011, with the associated reserves expected to be substantially paid out through cash that has been transferred to irrevocable trusts established for the settlement of these obligations. These trusts have a balance of $ 12,099 as of July 1, 2011 and are classified as restricted cash in the Company’s consolidated balance sheet.

The activities associated with the November 2005 Plan for the three and six months ended July 1, 2011 were as follows:

	Employee- Related	Other	Total
Liability balances as of December 31, 2010	$21,924	$1,181	$23,105
Net adjustments to restructuring liability	(224)	—	(224)
Cash paid [1]	(3,564)	34	(3,530)

Liability balances as of April 1, 2011	$18,136	$1,215	$19,351
Net adjustments to restructuring liability	(946)	21	(925)
Cash paid [1]	(4,159)	(18)	(4,177)

Liability balances as of July 1, 2011	$13,031	$1,218	$14,249

[1]	Cash paid includes the effects of foreign exchange.

The Company did not incur any long-lived asset impairment charges for the three and six month periods ended July 1, 2011. In connection with the November 2005 Plan, the Company recorded long-lived asset impairment charges of $115 and $519 for the three and six months ended July 2, 2010 respectively. The impairment charges are included in selling, general and administrative costs.

Total plan-to-date expense, net, associated with the November 2005 Plan, by reporting segment, is summarized as follows:

	Total Plan	Three Months Ended		Six Months Ended
	To-Date	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Europe	$147,484	$(823)	$(1,184)	$(1,550)	$(1,576)
Americas	41,512	4	(425)	380	(617)
Greater Asia Pacific	18,784	(93)	311	34	200
Other	25,460	(13)	(501)	(13)	(527)

	$233,240	$(925)	$(1,799)	$(1,149)	$(2,520)

9.	Exit or Disposal Activities

In June 2010, the Company announced plans to transition certain accounting functions in its corporate center and certain Americas locations to a third party provider. The Company expects to execute the plan between July 2010 and December 2011. The Company also affirmed its decision to cease manufacturing operations at Waxdale, its primary U.S. manufacturing facility, and to move some production to other locations in North America, as well as pursue contract manufacturing for a portion of its product lines. The timeline to transition out of Waxdale is not certain, but is expected to be largely completed during the first semester of fiscal 2012. In connection with these plans, the Company reduced its original estimate of $5,972 for the involuntary termination of employees by

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

$299 and $602 during the three and six months ended July 1, 2011, respectively. These costs are included in selling, general and administrative expenses in the consolidated statements of operations.

As of July 1, 2011, the Company carries a liability balance of $5,201 related to these involuntary terminations.

10.	Income Taxes

For the fiscal year ending December 31, 2011, the Company is projecting an effective income tax rate on pre-tax income from continuing operations of approximately 58%. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

The Company reported an effective income tax rate of 60.4% on pre-tax income from continuing operations for the six month period ended July 1, 2011, which is consistent with the projected effective income tax rate for the fiscal year ending December 31, 2011.

11.	Other (Income) Expense, Net

The components of other (income) expense, net in the consolidated statements of operations, include the following:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Foreign currency (gain) loss	$(2,297)	$5,591	$(7,913)	$8,975
Forward contracts (gain) loss	3,037	(5,440)	8,464	(8,715)
Hyperinflationary foreign currency (gain) loss	—	31	—	3,905
Other, net	(305)	(164)	(441)	(411)

	$435	$18	$110	$3,754

12.	Defined Benefit Plans and Other Post-Employment Benefit Plans

The components of net periodic benefit costs for the Company’s defined benefit pension plans and other post-employment benefit plans for the three and six months ended July 1, 2011 and July 2, 2010, are as follows:

	Defined Pension Benefits
	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Service cost	$2,514	$2,291	$4,882	$4,696
Interest cost	8,997	8,299	17,708	16,960
Expected return on plan assets	(10,906)	(9,091)	(21,466)	(18,544)
Amortization of net loss	1,477	1,568	2,927	3,229
Amortization of transition obligation	49	53	95	111
Amortization of prior service (credit) cost	(672)	(371)	(1,309)	(757)
Curtailments, settlements and special termination benefits	894	4,785	894	4,785

Net periodic pension cost	$2,353	$7,534	$3,731	$10,480

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

	Other Post-Employment Benefits
	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

Service cost	$314	$326	$628	$653
Interest cost	1,129	1,157	2,257	2,316
Amortization of net (gain) loss	(17)	(22)	(34)	(45)
Amortization of prior service credit	(51)	(51)	(103)	(102)

Net periodic benefit cost	$1,375	$1,410	$2,748	$2,822

The Company made contributions to its defined benefit pension plans of $8,069 and $7,516 during the three months ended July 1, 2011 and July 2, 2010, respectively; and $16,723 and $13,443 during the six months ended July 1, 2011 and July 2, 2010, respectively.

In June 2011, the Company recognized a settlement of defined benefits to former U.S. employees resulting in a related loss of $894. The Company recorded this loss in selling, general and administrative expenses in the consolidated statement of operations.

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

The Company sells its products in more than 175 countries and approximately 85% of the Company’s revenues are generated outside the United States. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates and interest rates. These financial risks are monitored and managed by the Company as an integral part of its overall risk management program.

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

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

protect against the risk that the future dollar-net-cash inflows and outflows resulting from such sales, purchases, firm commitments or settlements will be adversely affected by changes in exchange rates.

At July 1, 2011 and December 31, 2010, the Company held 33 and 23 foreign currency forward contracts, respectively, as hedges of foreign currency denominated receivables and payables with an aggregate notional amount of $164,612 and $163,092, respectively. Because the terms of such contracts are primarily less than three months, the Company did not elect hedge accounting treatment for these contracts. The Company records the changes in the fair value of these contracts within other (income) expense, net, in the consolidated statements of operations. Total net realized and unrealized (gains) losses recognized were $3,037 and $8,464 during the three and six months ended July 1, 2011, respectively compared with such (gains) losses of $(5,440) and $(8,715), respectively for the three and six months ended July 2, 2010.

As of July 1, 2011 and December 31, 2010, the Company held 141 and 194 foreign currency forward contracts, respectively, as hedges of forecasted foreign currency denominated sales and purchases with an aggregate notional amount of $44,798 and $62,983, respectively. The maximum length of time over which the Company typically hedges cash flow exposures is twelve months. To the extent that these contracts are designated and qualify as cash flow hedging instruments, the effective portion of the gain or loss on the derivative instrument is recorded in other comprehensive income and reclassified as a component to net income (loss) in the same period or periods during which the hedged transaction affects earnings. Net unrealized (gain) loss on cash flow hedging instruments of $(157) and $409 were included in accumulated other comprehensive income, net of tax, at July 1, 2011 and December 31, 2010, respectively. There was no ineffectiveness related to cash flow hedging instruments during the three and six months ended July 1, 2011 and July 2, 2010, respectively. Unrealized gains and losses existing at July 1, 2011, which are expected to be reclassified into the consolidated statements of operations from other comprehensive income during the next year, are not expected to be significant.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

At July 1, 2011 and December 31, 2010, the location and fair value amounts of derivative instruments were as follows:

	Asset Derivatives		Liability Derivatives
	July 1, 2011		July 1, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments

Foreign currency forward contracts	Other current assets	$1,070	Accrued expenses	$841

Derivatives not designated as hedging instruments

Foreign currency forward contracts	Other current assets	48	Accrued expenses	1,928

Total Derivatives		$1,118		$2,769

	Asset Derivatives		Liability Derivatives
	December 31, 2010		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments

Foreign currency forward contracts	Other current assets	$724	Accrued expenses	$1,316

Derivatives not designated as hedging instruments

Foreign currency forward contracts	Other current assets	1,293	Accrued expenses	669

Total Derivatives		$2,017		$1,985

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

The effect of derivative instruments on the Consolidated Financial Statements for the three and six months ended July 1, 2011 and July 2, 2010, was as follows:

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives with cash flow hedging relationships	Three Months Ended July 1, 2011	Location of (gain) loss reclassified from accumulated OCI into income	Three Months Ended July 1, 2011

Foreign currency forward contracts	$(392)	Other (income) expense, net	$(158)

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives with cash flow hedging relationships	Three Months Ended July 2, 2010	Location of (gain) loss reclassified from accumulated OCI into income	Three Months Ended July 2, 2010

Foreign currency forward contracts	$440	Other (income) expense, net	$168

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives with cash flow hedging relationships	Six Months Ended July 1, 2011	Location of (gain) loss reclassified from accumulated OCI into income	Six Months Ended July 1, 2011

Foreign currency forward contracts	$(229)	Other (income) expense, net	$(633)

	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Amount of (gain) loss reclassified from accumulated OCI into income (effective portion)
Derivatives with cash flow hedging relationships	Six Months Ended July 2, 2010	Location of (gain) loss reclassified from accumulated OCI into income	Six Months Ended July 2, 2010

Foreign currency forward contracts	$406	Other (income) expense, net	$365

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

14.	Fair Value Measurements of Financial Instruments

Financial instruments measured at fair value on a recurring basis as of July 1, 2011 and December 31, 2010 were as follows:

	Balance at
	July 1, 2011	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$1,118	$—	$1,118	$—

Liabilities:
Foreign currency forward contracts	$2,769	$—	$2,769	$—

	Balance at
	December 31, 2010	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$2,017	$—	$2,017	$—

Liabilities:
Foreign currency forward contracts	$1,985	$—	$1,985	$—

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

15.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended July 1, 2011 and July 2, 2010 are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010
Net income	$32,791	$11,731	$25,897	$5,562
Foreign currency translation adjustments	35,470	(41,886)	68,310	(76,218)
Adjustments to pension and post-retirement liabilities, net of tax	(2,297)	(5,013)	(2,581)	(2,929)
Unrealized gains on derivatives, net of tax	316	(232)	566	(44)

Total comprehensive income (loss)	$66,280	$(35,400)	$92,192	$(73,629)

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

16.	Stock-Based Compensation

Stock Incentive Plan

The Company maintains a Stock Incentive Plan (“SIP”) for the officers and most senior managers of the Company. The SIP provides for the purchase or award of new class B common stock of Holdings (“Shares”) and options to purchase new Shares representing in the aggregate up to 12% of the outstanding common stock of Holdings.

During the six months ended July 1, 2011, pursuant to the SIP, participants purchased 4,410 Shares in Holdings at $13.60 per share, and were awarded 11,759 matching options to purchase Shares pursuant to a matching formula, at an exercise price of $13.60 per share, with a contractual term of ten years. The matching options are subject to a vesting period of four years. In addition, the Company repurchased 27,500 Shares at $13.60 per share, relating to separated employees. In conjunction with these departures, 153,000 matching options were forfeited.

During the six months ended July 1, 2011, pursuant to the SIP, 1,251,478 Deferred Share Units (“DSUs” as defined in the SIP) granted in 2010 vested. 186,823 of these vested DSUs were redeemed for cash by the participants to pay all or a portion of their required withholding tax liability, and therefore were not converted into Shares. As a result of this redemption for cash, 627,099 matching options were forfeited. In addition, as a result of the departure of certain employees, 51,374 DSUs and 646,652 matching options were forfeited. Upon the closing of the Merger as discussed in Note 21, 548,473 of these options will be reinstated and accelerated pursuant to the terms of the Merger Agreement. As this event is solely contingent on the Merger closing, no compensation expense has been recognized for these options. For purposes of retention, 22,059 additional DSUs were granted to two participants, with no matching options. These DSUs have a weighted average grant-date fair value of $13.83, and are subject to vesting periods of two to three years.

The following table summarizes the stock option activity during the six months ended July 1, 2011:

	Number of Options	Exercise Price per Option[1]	Remaining Contractual Term[1] (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	9,728,836	$10.02
Granted	11,759	13.60
Forfeited	(1,273,751)	10.00

Outstanding at July 1, 2011	8,466,844	$10.03	8.5	$138,389

Exercisable at July 1, 2011	646,950	$10.00	8.5	$10,591

[1]	Weighted-average

The weighted-average grant-date fair value of all outstanding options at July 1, 2011 is $3.43.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

The following table summarizes DSU activity during the six months ended July 1, 2011:

	Number of DSUs	Weighted- Average Grant-Date Fair Value
Nonvested DSUs at January 1, 2011	2,698,107	$10.00
Granted	22,059	13.83
Vested	(1,251,478)	10.00
Forfeited	(51,374)	10.00

Nonvested DSUs at July 1, 2011	1,417,314	$10.06

At July 1, 2011, there was $15,267 of unrecognized compensation cost related to DSUs and non-vested option compensation arrangements that is expected to be recognized as a charge to earnings over a weighted-average period of five years.

Director Stock Incentive Plan

The Company maintains a Director Stock Incentive Plan (“DIP”), which provides for the sale of Shares to certain non-employee directors of the Company, as well as the grant to these individuals of DSUs in lieu of receiving cash compensation for their services as a member of the Company’s Board of Directors.

The following table summarizes the Director DSU activity during the six months ended July 1, 2011:

	Number of DSUs	Weighted-Average Grant-Date Fair Value
Nonvested Director DSUs at January 1, 2011	45,729	$10.36
Granted	51,291	13.60
Vested	(45,729)	10.36

Nonvested Director DSUs at July 1, 2011	51,291	$13.60

Compensation expenses related to the SIP and DIP were $2,671 and $3,794 for the three months ended July 1, 2011 and July 2, 2010, respectively; and $6,173 and $7,284 for the six months ended July 1, 2011 and July 2, 2010, respectively. These expenses are recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

Stock Appreciation Rights Plan

The Company also maintains an incentive program for certain managers of the Company who are not in the SIP, which provides for cash awards based on stock appreciation rights (“SARs”). SARs have no effect on shares outstanding as appreciation awards are paid in cash and not in common stock. The Company accounts for SARs as liability awards in which the pro-rata portion of the awards’ fair value is recognized as expense over the vesting period, which approximates three years. The fair value of these awards in the current fiscal quarter was significantly affected by the merger price consideration described in Note 22.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

Compensation expenses related to the SARs plan were $3,805 and $218 for the three months ended July 1, 2011 and July 2, 2010, respectively; and $4,164 and $404 for the six months ended July 1, 2011 and July 2, 2010, respectively. These expenses are recorded as part of selling, general and administrative expenses in the consolidated statements of operations.

Class B shares and equity awards subject to contingent redemption

The Company’s SIP and DIP programs are subject to a contingent redemption feature relating to any potential future change in control of the Company. Among other provisions, this feature provides for the cash settlement of Shares and DSUs at fair value as of the date of the change in control. Until the change in control occurs (see Note 22), applicable accounting guidance requires recognition of Shares and earned DSUs as mezzanine equity, which the Company has presented as Class B shares and equity awards subject to contingent redemption on its consolidated balance sheets.

At July 1, 2011, the Company’s mezzanine equity consisted of $21,926 related to DSUs, $13,660 related to the SIP equity offering and $1,100 related to the DIP equity offering.

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

In the fourth quarter of 2010, the Company concluded that it unconditionally pledged $6,000 to a charitable organization near its Sturtevant, Wisconsin headquarters, which it recognized as selling, general and administrative expense. The Company made its first of several installment payments in April 2011, and expects to make the final installment in 2012.

In the second quarter of 2011, a subsidiary of the company within the Americas segment was notified of a ruling by an administrative council regarding employment tax matters covering the years 2002 through 2006. While the Company believes it has defenses against these claims and other employment tax claims for the same period, and has not accrued for these contingencies because it does not believe that a loss is probable, the ultimate resolution of these matters could result in a loss of up to approximately $6,500.

The Company maintains environmental reserves for remediation, monitoring, assessment and other expenses at one of its domestic facilities. While the ultimate exposure at this site continues to be evaluated, the Company does not anticipate a material effect on its consolidated financial position, results of operations or cash flows.

In connection with the acquisition of the DiverseyLever business, the Company conducted environmental assessments and investigations at DiverseyLever facilities in various countries. These investigations disclosed the likelihood of soil and/or groundwater contamination, or potential environmental regulatory matters. The Company continues to evaluate the nature and extent of the identified contamination and is preparing and executing plans to address the contamination, including the potential to recover some of these costs from Unilever under the terms of the DiverseyLever purchase agreement. As of July 1, 2011, the Company

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

maintained related reserves of $10,593 on a discounted basis (using country specific rates ranging from 7.6% to 21.7%) and $13,576 on an undiscounted basis. The Company intends to seek recovery from Unilever under indemnification clauses contained in the purchase agreement.

18.	Japan Operations

Immediate impact of the disaster

On March 11, 2011, Japan suffered a significant natural disaster. The Company’s Japan subsidiary sustained damage to inventories at one of its leased facilities and recorded estimated losses and other charges totaling $1,300 in the first quarter, of which $461 was reversed in the second quarter, as actual losses were ascertained to be less than the estimated amounts. Most of the loss was recorded in cost of sales in the consolidated statements of operations. The Company expects that as a result of the nuclear crisis and the uncertain effects of the disaster on the Japanese economy, it may sustain further losses which are not yet currently estimable but are not expected to be material to the Company’s consolidated results. The Company’s Japan operations are based in Yokohama, which is approximately 150 miles from the damaged nuclear plant. The Company anticipates that certain losses, if sustained, will be covered by its insurance policies. The Company carries comprehensive property damage and business interruption policies that cover a maximum loss limit of $25,000, and subject to a minimum deductible of $1,000; inventory losses are subject to a $50 deductible.

For the six months ended July 1, 2011, the Company’s Japan business had net sales of $153,446, and operating profit of $8,963.

Longer term potential business disruption impact

The Company believes that the disaster may have an adverse effect on its sales and operating profits in Japan for the current fiscal year. It currently is not able to provide a reliable estimate of the potential loss this year or in future years and whether these losses will be offset by business interruption insurance policies carried by the Company.

Goodwill impairment assessment

During the Company’s 2010 impairment review, performed as of October 1, 2010, the Japan reporting unit had a fair value that exceeded its carrying value by 20%. The assumptions and estimates underlying fair value were determined with the assistance of a third party valuation firm and are subject to uncertainty. Failure of the Japanese business to realize financial forecasts or further weakening of the Japanese business environment, as a result of the disaster or other factors, could potentially impact the future recoverability of the $145,280 of goodwill held in our Japan reporting unit at July 1, 2011. The Company reviewed the events in Japan and based on qualitative and quantitative analyses performed as of July 1, 2011, including consideration of the Company’s implied valuation under the terms of the Merger Agreement (Note 21), concluded that there was no indicator of impairment that would require a Step 1 test under ASC 350, Intangibles – Goodwill and Other to be performed. The Company believes that the disaster may have an adverse effect on its sales and operating profits in Japan for the current year. However, future effects are still not determinable, and it currently believes that the long term assumptions remain appropriate.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

19.	Segment Information

Business segment information is summarized as follows:

	Three Months Ended July 1, 2011
	Europe	Americas	Greater Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$463,958	$260,065	$164,113	$(12,131)	$876,005
Operating profit	49,628	29,935	14,942	(6,283)	88,222
Depreciation and amortization	10,956	6,011	4,054	7,782	28,803
Interest expense	8,598	4,173	316	17,067	30,154
Interest income	267	592	204	(480)	583
Total assets	2,015,861	723,411	577,524	106,514	3,423,310
Goodwill	832,975	215,488	215,901	66,907	1,331,271
Capital expenditures, including capitalized computer software	18,370	6,688	3,690	1,122	29,870
Long-lived assets [2]	1,100,811	316,460	303,048	297,821	2,018,140

	Three Months Ended July 2, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$411,054	$245,224	$146,337	$(8,298)	$794,317
Operating profit	48,694	26,962	9,795	(9,399)	76,052
Depreciation and amortization	10,782	5,489	3,740	5,761	25,772
Interest expense	10,199	4,456	578	20,239	35,472
Interest income	317	543	161	(603)	418
Total assets	1,778,748	592,391	511,189	320,798	3,203,126
Goodwill	716,936	205,884	196,512	64,899	1,184,231
Capital expenditures, including capitalized computer software	6,292	5,401	3,762	4,808	20,263
Long-lived assets [2]	955,443	299,448	273,027	296,146	1,824,064

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

	Six Months Ended July 1, 2011
	Europe	Americas	Greater Asia Pacific	Eliminations/ Other [1]	Total Company
Net sales	$869,094	$481,039	$311,748	$(22,121)	$1,639,760
Operating profit	66,705	50,191	21,594	(6,942)	131,548
Depreciation and amortization	22,382	11,847	8,231	15,782	58,242
Interest expense	17,698	8,082	625	40,879	67,284
Interest income	535	1,218	400	(944)	1,209
Total assets	2,015,861	723,411	577,524	106,514	3,423,310
Goodwill	832,975	215,488	215,901	66,907	1,331,271
Capital expenditures, including capitalized computer software	29,317	11,385	6,542	2,346	49,590
Long-lived assets [2]	1,100,811	316,460	303,048	297,821	2,018,140

	Six Months Ended July 2, 2010
	Europe	Americas	Greater Asia Pacific	Eliminations / Other [1]	Total Company
Net sales	$818,270	$459,228	$280,314	$(15,835)	$1,541,977
Operating profit	85,740	44,648	16,673	(19,749)	127,312
Depreciation and amortization	22,304	11,726	7,428	12,732	54,190
Interest expense	21,303	8,890	1,121	38,594	69,908
Interest income	718	961	282	(1,080)	881
Total assets	1,778,748	592,391	511,189	320,798	3,203,126
Goodwill	716,936	205,884	196,512	64,899	1,184,231
Capital expenditures, including capitalized computer software	11,972	9,761	6,110	8,371	36,214
Long-lived assets [2]	955,443	299,448	273,027	296,146	1,824,064

[1]	Eliminations/Other includes the Company’s corporate operating and holding entities, discontinued operations and corporate level eliminations and consolidating entries.
[2]	Long-lived assets includes property, plant and equipment, capital software, intangible items and investments in affiliates.

20.	European Principal Company

In May 2011, the Company approved, subject to successful works council consultations, plans to reorganize its European operations to function under a centralized management and value chain model. After completing the reorganization in 2012, the European Principal Company (“EPC”) will manage the European segment centrally. The European subsidiaries will execute sales and distribution locally, and local production companies will act as toll manufacturers on behalf of the EPC. The Company expects to incorporate the EPC in The Netherlands.

As a result of this approval, the Company recorded restructuring and implementation liabilities of $2,608 during the current fiscal quarter.

21.	Agreement and Plan of Merger

On May 31, 2011, the Company, Sealed Air Corporation (“Sealed Air”) and Solution Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of Sealed Air, entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Sealed Air will acquire 100% of the common stock of the Company. Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Sealed Air.

DIVERSEY HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2011

(Unaudited)

Pursuant to the terms of the Merger Agreement, the Company’s stockholders and equity interest holders will receive an aggregate of approximately $2.1 billion in cash (subject to certain adjustments) and 31.7 million shares of Sealed Air common stock. The final merger price consideration will depend upon the closing price of Sealed Air common stock at the time of closing. Upon closing of the transaction, the Company’s stockholders are expected to own approximately 15% of Sealed Air’s common stock. Also pursuant to the Merger Agreement, $1.5 billion of existing indebtedness of the Company will be extinguished through payment by Sealed Air.

The completion of the Merger is subject to certain conditions, including, among others, (i) the absence of any law or order prohibiting the closing and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Council Regulation (EC) No 139/2004 of 20 January 2004 on the control of concentrations between undertakings, as amended, and the implementing regulation promulgated pursuant thereto and the laws or regulations of certain other foreign jurisdictions. Each of Sealed Air and the Company has made customary representations and warranties in the Merger Agreement. The Company has agreed to various covenants and agreements, including, among others things, (i) not to solicit alternate transactions and (ii) to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the effectiveness of the Merger and refrain from taking various non-ordinary course actions during that period, and Sealed Air has also agreed to various covenants and agreements, including, among others things, to conduct its business in the ordinary course during the period between the date of the Merger Agreement and the effectiveness of the Merger and refrain from taking various non-ordinary course actions during that period.

The Merger Agreement may be terminated by each of Sealed Air and the Company under specified circumstances, including if the Merger is not consummated by December 31, 2011 (which date can be extended to March 31, 2012 in specified circumstances, including if regulatory approval has not been obtained). The Merger Agreement contains certain termination rights for both Sealed Air and the Company, and further provides that, upon the termination of the Merger Agreement in the event that the financing for the transaction is not obtained, Sealed Air will be required to pay to the Company a cash termination fee of $160 million.

Further details to the Merger Agreement can be found in the Company’s Form 8-K filed with the SEC on June 3, 2011.

Also on May 31, 2011, the Company’ stockholders representing 100% of its voting common stock executed a written consent adopting and approving the Merger Agreement. No further approval by the stockholders is necessary to approve the Merger Agreement and to consummate the Merger.

As of July 1, 2011, the estimated merger price consideration is approximately $2.9 billion, net of certain adjustments pursuant to the Merger Agreement, or about $26.37 per share of the Company’s common stock and common stock equivalents. The accompanying financial statements do not include any adjustments that may be necessary under purchase accounting, upon the consummation of the Merger, to reflect the impact of the transaction on the Company’s financial position, liquidity or financial commitments.

In connection with the Merger Agreement, the Company recorded certain transaction costs of approximately $3,941, mostly relating to legal fees, and is included in selling, general and administrative expenses in the current fiscal quarter. Upon the closing of the Merger and the occurrence of a change of control of the Company, the reinstatement and/or acceleration of certain vesting benefits in the Company’s stock-based compensation plans (Note 16) will result in the recognition of additional compensation expense, and the extinguishment of the Company’s indebtedness will result in a write-off of currently unamortized discounts and capitalized debt issuance costs (Note 7). The Company also expects to incur advisory fees of approximately $25,000 that are contingent on the Merger closing and hence have not been recorded at July 1, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following management discussion and analysis describes material changes in the financial condition and results of operations of Diversey Holdings, Inc. and its consolidated subsidiaries since December 31, 2010. This discussion should be read in conjunction with our consolidated financial statements as of, and for the six months ended July 1, 2011, our Annual Report on Form 10-K and the section entitled “Forward-Looking Statements” immediately preceding Part I of this report.

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

As indicated in the following table, net sales for the three and six months ended July 1, 2011, increased by 10.3% and 6.3%, respectively, when compared to the comparable periods of the prior year. Excluding the impact of foreign currency exchange, our net sales increased by 1.1% and 0.4% during the three months and six months ended July 1, 2011 compared to the comparable period of the prior year.

	Three Months Ended			Six Months Ended
(dollars in millions)	July 1, 2011	July 2, 2010	Change	July 1, 2011	July 2, 2010	Change

Net sales	$876.0	$794.3	10.3%	$1,639.8	$1,542.0	6.3%

Variance due to foreign currency exchange		71.9			91.8

	$876.0	$866.2	1.1%	$1,639.8	$1,633.8	0.4%

Our net sales grew in the current quarter due to continued strength in our emerging markets and improved performance in certain developed markets. Each of our segments reported sales increases, reflecting successful implementation of growth initiatives and pricing strategies. Our improvement was driven by global equipment sales and an expanding food and beverage business, which grew in all regions. These increases were partially offset by our planned exit from non-strategic toll manufacturing in Europe and unforeseen events, such as the natural disaster in Japan and the instability in Egypt. We continue to invest in emerging markets and in the deployment of our sector-based organization model. We expect our investments in capabilities, new business models and technologies to promote further growth as the year progresses.

As indicated in the following table, the Company’s gross profit percentage declined in the second quarter of 2011 when compared to the second quarter of 2010 and during the six months ended July 1, 2011 when compared to the six months ended July 2, 2010.

Margin on Net Sales Three Months Ended		Margin on Net Sales Six Months Ended
July 1, 2011	July 2, 2010	July 1, 2011	July 2, 2010

41.6%	43.4%	41.5%	43.0%

During the three and six months ended July 1, 2011, the Company experienced a 180 basis point decline and 150 basis point decline in margin, respectively, as compared to the comparable periods of the prior year. The decline in margin was primarily driven by materials cost inflation, higher fuel and freight costs, and adverse mix changes, which were partially offset by price increases and savings derived from our global strategic sourcing initiatives. We expect to continue to leverage our pricing strategies, sourcing initiatives and process improvements to mitigate current and expected inflationary pressures.

As of July 1, 2011, we were in compliance with the financial covenants under the credit agreement for the Diversey Senior Secured Credit Facilities. We believe that our cash flows from continuing operations, together with available cash on hand, and borrowings available under the Diversey Senior Secured Credit Facilities will generate sufficient cash flow to meet our liquidity needs for the foreseeable future.

On May 31, 2011, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Sealed Air Corporation (“Sealed Air”) whereby Sealed Air will acquire 100% of the Company’s equity for approximately $2.1 billion in cash (subject to certain adjustments) and 31.7 million shares of Sealed Air common stock. The final merger price consideration will depend upon the closing price of Sealed Air common stock at the time of closing. Upon closing of the transaction, Holdings’ stockholders are expected to own approximately 15% of Sealed Air’s common stock. Also pursuant to the Merger Agreement, $1.5 billion of existing indebtedness of Holdings and the Company will be extinguished through payment by Sealed Air. The completion of the merger is subject to certain conditions and is more fully described in Note 22 to the consolidated financial statements.

In December 2010, the Company announced a further enhancement of its organizational structure. The new structure, expected to be completed during the third quarter of this fiscal year provides a focus on the role of emerging markets in our growth objectives, and will consist of four regions reporting to the CEO, as follows:

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

In addition, a new Customer Solutions and Innovation group is being organized to coordinate global sectors, marketing, research, development and engineering leadership, and to collaborate directly with the regions to build and deliver sector growth strategies. The implementation of this organizational redesign is currently in progress. Regional presidents for each of the four regions have been appointed and are currently transitioning. The Company will continue to report its operating segments under the current three region model until the new management, operating, and financial reporting structures are effectively in place, which currently is expected to be completed during the third quarter of this fiscal year.

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

Three Months ended July 1, 2011 Compared to Three Months ended July 2, 2010

Net Sales:

	Three Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Net product and service sales	$869.6	$788.1	$81.5	10.3%
Sales agency fee income	6.4	6.2	0.2	3.2%

	876.0	794.3	81.7	10.3%

Variance due to foreign currency exchange		71.9	(71.9)

	$876.0	$866.2	$9.8	1.1%

•	Net sales for the three months ended July 1, 2011 increased by 10.3% when compared to the three months ended July 2, 2010.

•

The comparability of net sales reported in the two periods is affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against the euro and a majority of other foreign currencies resulted in a $71.9 million increase in net sales in the current quarter.

•

Excluding the impact of foreign currency exchange rates, net sales increased by 1.1%. Our net sales grew in the current quarter due to continued strength in our emerging markets and improved performance in certain developed markets. Each of our segments reported sales increases, reflecting successful implementation of growth initiatives and pricing strategies. Our improvement was driven by global equipment sales and an expanding food and beverage business, which grew in all regions. These increases were partially offset by our planned exit from non-strategic toll manufacturing in Europe and unforeseen events, such as the natural disaster in Japan and the instability in Egypt. We continue to invest in emerging markets and in the deployment of our sector-based organization model. We expect our investments in capabilities, new business models and technologies to promote further growth as the year progresses. Following is a review of the sales performance for each of our regions:

•

In our Europe, Middle East and Africa markets, net sales increased by 0.2% in the current quarter versus the same period last year. The increase is due to volume growth in the food and beverage sector and continued growth in equipment sales in addition to price increases, mainly in our emerging markets. This was partially offset by our exit from non-strategic toll manufacturing and decreased volume due to the instability in Egypt. We continue to experience positive performance in our emerging markets, a trend we expect through the remainder of this fiscal year. To offset the effects of inflation, the Company has deployed price increases in both emerging and developed markets which were effective at the beginning of the third quarter of this year.

•

In our Americas region, net sales increased by 2.7% in the current quarter versus the same period last year. Our emerging markets in Latin America, led by Brazil, Argentina and Chile, continued strong growth trends, particularly in the food and beverage sector. Canada grew based on steady performance in food service and sales through distribution channels. In addition to consumption growth, we expect that price increases, which were effective at the beginning of the third quarter this year, will mitigate cost trends in both emerging and developed markets, particularly in the U.S.

•

In our Greater Asia Pacific region, net sales improved by 1.3% in the current quarter versus the same period last year. The increase is mainly due to strong volume improvements in the food and beverage and lodging sectors in our emerging markets, particularly in Greater China and India. Sales growth was achieved through volume increases in our existing customer base, new customer acquisitions, as well as continuing improvement in equipment sales in most markets. Our growth in emerging markets was partially offset by a 6% sales decline in Japan, a result of the recent natural disaster. We expect continued negative effects on sales in the current fiscal year in Japan as a result of the disaster. The region plans to pursue specific country growth plans and customer acquisition strategies to accelerate growth in its emerging markets. The Company has deployed price increases effective at the beginning of the third quarter of this year, across all geographies to offset the continuing effects of inflation.

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

Gross Profit:

Our gross profit and gross profit percentages for the three months ended July 1, 2011 and July 2, 2010 were as follows:

	Three Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Gross Profit	$364.7	$345.1	$19.6	5.7%

Gross profit as a percentage of net sales	41.6%	43.4%

•	Gross profit for the three months ended July 1, 2011 increased by $19.6 million when compared to the three months ended July 2, 2010.

•

The comparability of gross profit between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the weaker U.S. dollar against the euro and a majority of other foreign currencies resulted in a $31.9 million improvement in gross profit in the current quarter. Excluding the impact of foreign currency, gross profit decreased by $12.3 million.

•	Our gross profit percentage declined by 180 basis points in the second quarter of 2011 compared to the second quarter of 2010.

•

The decline in margin was primarily driven by materials cost inflation, higher fuel and freight costs, and adverse mix changes, which were partially offset by price increases and savings derived from our global strategic sourcing initiatives.

•

We expect further deployment of our pricing strategies to mitigate the effects of current and expected inflationary pressures. In addition, we expect margin improvement will result from the continued execution of our global sourcing initiatives and process enhancements.

Operating Expenses:

	Three Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Selling, general and administrative expenses	$258.7	$254.3	$4.4	1.7%
Research and development expenses	18.7	16.5	2.2	13.3%
Restructuring expenses (credits)	(0.9)	(1.8)	0.9	50.0%

	$276.5	$269.0	$7.5	2.8%

As a percentage of net sales:
Selling, general and administrative expenses	29.5%	32.0%
Research and development expenses	2.1%	2.1%
Restructuring expenses	-0.1%	-0.2%

	31.5%	33.9%

•	Operating expenses for the three months July 1, 2011 increased by $7.5 million when compared to the three months ended July 2, 2010.

•

The comparability of operating expenses between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the weaker U.S. dollar against the euro and a majority of other foreign currencies resulted in a $22.8 million increase in operating expenses. Excluding the impact of foreign currency, operating expenses decreased by $15.3 million.

•

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses were 29.5% for the second quarter of 2011 and 32.0% for the same period in the prior year. Selling, general and administrative expenses increased by $4.4 million during the current period. Excluding the impact of foreign currency, selling, general and administrative expenses decreased by $16.9 million during the second quarter of 2011 compared to the same period in the prior year. This decrease is primarily due to a reduction in performance-based compensation expense of $15.2 million (see Note 2 to the consolidated financial statements), the impact of non-recurring costs of $9.0 million in 2010 and improved operating efficiencies partially offset by costs incurred in the current fiscal quarter related to organizing the European Principal Company (see Note 20 to the consolidated financial statements) in the amount of $4.5 million, Merger-related transaction costs of $3.9 million (Note 21 to the consolidated financial statements) and increased compensation costs of $3.5 million related to the impact of the Merger on our SARs (Note 16 to the consolidated financial statements).

•

Research and development expenses. Research and development expenses increased by $2.2 million in the current period. Excluding the impact of foreign currency, research and development expenses increased by $0.7 million during the current quarter compared to the same period in the prior year.

•

Restructuring expenses (credits). As the November 2005 Plan winds down, credit adjustments related to previously recorded restructuring reserves decreased by $0.9 million during the current quarter compared to the same period in the prior year.

Restructuring:

A summary of all costs associated with the November 2005 Plan for the quarters ended July 1, 2011 and July 2, 2010, and since inception of the program in November 2005, is outlined below:

	Three Months Ended		Total Project to Date
(dollars in millions)	July 1, 2011	July 2, 2010	July 1, 2011

Reserve balance at beginning of period	$19.4	$39.0	$—
Restructuring charges and adjustments	(0.9)	(1.8)	233.2
Payments of accrued costs	(4.2)	(7.5)	(218.9)

Reserve balance at end of period	$14.3	$29.7	$14.3

Period costs classified as selling, general and administrative expenses	$1.2	$3.9	$322.2
Period costs classified as cost of sales	—	0.2	8.6

•

November 2005 Plan Restructuring Costs. During the three months ended July 1, 2011 and July 2, 2010, we reduced restructuring liabilities by $0.9 million and $1.8 million, respectively, for involuntary termination costs for certain individuals, formerly expected to be severed, who were either retained by the Company or resigned. Restructuring activities under the November 2005 Plan will continue to wind down during 2011.

•

November 2005 Plan Period Costs. Period costs of $1.2 and $3.9 million for 2011 and 2010, respectively, included in selling, general and administrative expenses and $0.2 million for 2010, included in cost of sales pertained to: (a) $0.9 million in 2011 ($1.7 million in 2010) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $(0.2) million in 2011 ($0.5 million in 2010) for value chain and cost savings projects, and (c) $0.5 million in 2011 ($1.9 million in 2010) related to facilities, asset impairment charges and various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our Corporate center and Greater Asia Pacific segment.

Non-Operating Results:

	Three Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Interest expense	$30.1	$35.5	$(5.4)	-15.2%
Interest income	(0.6)	(0.4)	(0.2)	-50.0%

Net interest expense	$29.5	$35.1	$(5.6)	-16.0%

Other expense (income), net	0.4	—	0.4	NM

•

Net interest expense decreased in the current quarter compared to the same period in the prior year primarily due to optional Term Loan repayments made in the second half of 2010, lower interest rates obtained from an improved leverage ratio, and the amendment to the Diversey Senior Secured Credit Facilities credit agreement (see Note 7 to the consolidated financial statements).

Income Taxes:

	Three Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Income from continuing operations, before income taxes	$58.2	$41.0	$17.2	42.0%

Provision for income taxes	25.4	20.5	4.9	24.0%

Effective income tax rate	43.7%	50.0%

•

For the fiscal year ending December 31, 2011, we are projecting an effective income tax rate of approximately 58% on pre-tax income from continuing operations. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 43.7% on the pre-tax income from continuing operations for the second quarter ended July 1, 2011. When compared to the estimated annual effective income tax rate, the effective income tax rate for the second quarter ended July 1, 2011, is lower primarily due to actual pacing of pre-tax income (loss) and income tax expense (benefit) in certain key jurisdictions. For example, the pre-tax income from continuing operations for the three month period ended July 1, 2011 includes a relatively low proportion of the projected annual U.S. pre-tax loss from continuing operations.

•

We reported an effective income tax rate of 50.0% on the pre-tax income from continuing operations for the second quarter ended July 2, 2010. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Net income:

Our net income of $32.8 million for the second quarter of 2011 increased by $21.1 million when compared to the second quarter of 2010. Excluding the impact of foreign currency exchange of $5.7 million, our net income increased by $15.4 million. The increase in net income is primarily due to higher operating profit, lower net interest expense and the impact of discontinued operations in 2010.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended July 1, 2011 and July 2, 2010.

	Three Months Ended
(dollars in millions)	July 1, 2011	July 2, 2010
Net cash used in operating activities	$(47.5)	$12.7
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	118.7	57.4
Changes in deferred income taxes	—	(8.5)
Depreciation and amortization expense	(28.8)	(25.8)
Interest accreted on notes payable	—	(12.5)
Japan inventory loss	0.5	—
Amortization and payment of debt issuance costs	(3.2)	(3.1)
Accretion of original issue discount	(0.7)	(0.9)
Stock-based compensation	(2.7)	(3.8)
Other	(3.5)	(3.8)

Net loss	32.8	11.7

Provision for income taxes	25.4	20.5
Interest expense, net	29.5	35.1
Depreciation and amortization expense	28.8	25.8

	$116.5	$93.1

EBITDA for the six months ended July 1, 2011 decreased by $23.4 million when compared to the same period in the prior year. Excluding the impact of foreign currency of $11.0 million, EBITDA declined by $12.4 million during the current period. This was primarily due to higher operating profit.

Diversey Credit Agreement EBITDA. For the purpose of calculating compliance with our financial covenants, the credit agreement for Diversey’s Senior Secured Credit Facilities (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires Diversey to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$116.5
Restructuring related costs	0.3
Non-cash expenses and charges	(0.7)
Non-recurring gains or losses	13.8
Compensation adjustment and consulting fees	8.0

Credit Agreement EBITDA	$137.9

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

Six Months Ended July 1, 2011 Compared to Six Months Ended July 2, 2010

Net Sales:

	Six Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Net product and service sales	$1,626.9	$1,530.1	$96.8	6.3%
Sales agency fee income	12.9	11.9	1.0	8.4%

	1,639.8	1,542.0	97.8	6.3%

Variance due to foreign currency exchange		91.8	(91.8)

	$1,639.8	$1,633.8	$6.0	0.4%

•	Net sales for the six months ended July 1, 2011 increased by 6.3% when compared to the six months ended July 2, 2010.

•

The comparability of net sales reported in the two periods is affected by the impact of foreign exchange rate movements. As measured against prior period’s results, the weaker U.S. dollar against the euro and a majority of other foreign currencies resulted in a $91.8 million increase in net sales in the first half of 2011.

•

Excluding the impact of foreign currency exchange rates, net sales increased by 0.4%. We continue to experience growth in our emerging markets, and have realized improvement in certain developed markets during the period. The following is a review of the sales performance for each of our regions:

•

In our Europe, Middle East and Africa markets, net sales decreased by 1.0% in the first six months of 2011 versus the same period last year. The decline was a result of a reduction in non-strategic toll manufacturing, and decreased volume due to the instability in Egypt. In addition, sales of consumer branded products were adversely impacted by competitive pressures. These challenges were partially offset by price increases, expansion in the food and beverage sector, and continued growth in equipment sales. We experienced strong growth across emerging markets, a trend we expect through the remainder of this fiscal year. To offset the effects of inflation, the Company has deployed price increases in both emerging and developed markets which were effective at the beginning of the third quarter of this year.

•

In our Americas region, net sales increased by 2.2% in the first six months of 2011 versus the same period last year. Our emerging markets in Latin America, led by Brazil, continued strong growth trends, particularly in the food and beverage sector. Canada grew based on steady performance in food service and sales through distribution channels. These gains were partially offset by sales declines in the U.S., primarily in the retail and food and beverage sectors. We expect a continued trend of consumption growth in emerging markets. In addition to consumption growth, we expect that price increases which were effective at the beginning of the third quarter this year, will mitigate cost trends in both emerging and developed markets, particularly in the US.

•

In our Greater Asia Pacific region, net sales improved by 1.6% in the first six months of 2011 versus the same period last year. The increase is mainly due to strong volume improvements in the food and beverage and lodging sectors in our emerging markets, particularly in Greater China and India. Sales growth was achieved through new customer acquisitions, volume increases in our existing customer base, as well as continuing improvement in equipment sales in most markets. Our growth in emerging markets was partially offset by a 4.9% sales decline in Japan, primarily a result of the recent natural disaster. We expect continued negative effects on sales in the current fiscal year in Japan as a result of the disaster. The Company has deployed price increases, effective at the beginning of the third quarter of this year, across all geographies to offset the continuing affects of inflation.

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

Gross Profit:

Our gross profit and gross profit percentages for the six months ended July 1, 2011 and July 2, 2010 were as follows:

	Six Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Gross Profit	$680.7	$662.3	$18.4	2.8%

Gross profit as a percentage of net sales	41.5%	43.0%

•	Gross profit for the six months ended July 1, 2011 increased by $18.4 million when compared to the six months ended July 2, 2010.

•

The comparability of gross profit between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the weaker U.S. dollar against the euro and a majority of other foreign currencies resulted in a $40.0 million improvement in gross profit in the current six months period. Excluding the impact of foreign currency, gross profit decreased by $21.6 million.

•	Our gross profit percentage declined by 150 basis points in the first half of 2011 compared to the first half of 2010.

•

The decline in margin was primarily driven by materials cost inflation, higher fuel and freight costs, and adverse mix changes, and which were partially offset by price increases and savings derived from our global strategic sourcing initiatives. Our margin was also adversely affected by inventory losses following the disaster in Japan (see Note 18 to the consolidated financial statements).

•

We expect further deployment of our pricing strategies to mitigate the effects of current and expected inflationary pressures. In addition, we expect margin improvement will result from the continued execution of our global sourcing initiatives and process enhancements.

Operating Expenses:

	Six Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Selling, general and administrative expenses	$514.0	$504.3	$9.7	1.9%
Research and development expenses	36.3	33.3	3.0	9.0%
Restructuring expenses (credits)	(1.1)	(2.5)	1.4	56.0%

	$549.2	$535.1	$14.1	2.6%

As a percentage of net sales:
Selling, general and administrative expenses	31.3%	32.7%
Research and development expenses	2.2%	2.2%
Restructuring expenses	-0.1%	-0.2%

	33.5%	34.7%

•	Operating expenses for the six months ended July 1, 2011 increased by $14.1 million when compared to the six months ended July 2, 2010.

•

The comparability of operating expenses between the two periods is affected by the impact of foreign exchange rate movements. As measured against the same period in the prior year, the weaker U.S. dollar against the euro and a majority of other foreign currencies resulted in a $29.2 million increase in operating expenses. Excluding the impact of foreign currency, operating expenses decreased by $15.1 million.

•

Selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses were 31.3% for the first half of 2011 and 32.7% for the same period in the prior year. Selling, general and administrative expenses increased by $9.7 million during the current period. Excluding the impact of foreign currency, selling, general and administrative expenses decreased by $17.7 million during the first half of 2011 compared to the same period in the prior year. This decrease is primarily due to a reduction in performance-based compensation expense of $17.4 million (see Note 2 to the consolidated financial statements), the impact of non-recurring costs in 2010 of $9.0 million and improved operating efficiencies partially offset by costs incurred related to organizing the European Principal Company (see Note 20 to the consolidated financial statements) in the amount of $9.9 million, Merger-related transaction costs of $3.9 million (Note 21 to the consolidated financial statements) and increased compensation costs of $3.5 million related to the impact of the Merger on our SARs (Note 16 to the consolidated financial statements).

•

Research and development expenses. Research and development expenses increased by $ 3.0 million in the current period. Excluding the impact of foreign currency, research and development expenses increased by $1.2 million during the first half of 2011 compared to the same period in the prior year.

•

Restructuring expenses (credits). As the November 2005 Plan winds down, credit adjustments related to previously recorded restructuring reserves decreased by $1.4 million during the first half of 2011 compared to the same period in the prior year.

Restructuring:

A summary of all costs associated with the November 2005 Plan for the six months ended July 1, 2011 and July 2, 2010, and since inception of the program in November 2005, is outlined below:

	Six Months Ended		Total Project to Date
(dollars in millions)	July 1, 2011	July 2, 2010	July 1, 2011

Reserve balance at beginning of period	$23.1	$48.4	$—
Restructuring charges and adjustments	(1.1)	(2.5)	233.2
Payments of accrued costs	(7.7)	(16.2)	(218.9)

Reserve balance at end of period	$14.3	$29.7	$14.3

Period costs classified as selling, general and administrative expenses	$2.9	$6.7	$322.2
Period costs classified as cost of sales	—	0.5	8.6

•

November 2005 Plan Restructuring Costs. During the first half of 2011 and 2010, we reduced restructuring liabilities by $1.1 million and $2.5 million, respectively, for involuntary termination costs for certain individuals, formerly expected to be severed, who were either retained by the Company or resigned. Restructuring activities under the November 2005 Plan will continue to wind down during 2011.

•

November 2005 Plan Period Costs. Period costs of $2.9 and $6.7 million for 2011 and 2010, respectively, included in selling, general and administrative expenses and $ 0.5 million for 2010, included in cost of sales pertained to: (a) $1.2 million in 2011 ($3.3 million in 2010) for personnel related costs of employees and consultants associated with restructuring initiatives, (b) $0.8 million in 2011 ($1.2 million in 2010) for value chain and cost savings projects, and (c) $0.9 million in 2011 ($2.7 million in 2010) related to facilities, asset impairment charges and various other costs. The overall decrease in these expenses over the prior period was mainly due to a reduction in restructuring activities within our Americas and Greater Asia Pacific segments.

Non-Operating Results:

	Six Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Interest expense	$67.2	$69.9	$(2.7)	-3.9%
Interest income	(1.2)	(0.9)	(0.3)	-33.3%

Net interest expense	$66.0	$69.0	$(3.0)	-4.3%

Other expense (income), net	0.1	3.8	(3.7)	-97.4%

•

Net interest expense decreased in the first half of 2011 compared to the same period in the prior year primarily due to optional Term Loan repayments made in the second half of 2010, lower interest rates obtained from an improved leverage ratio, and the amendment to the Senior Secured Credit Facilities credit agreement (see Note 7 to the consolidated financial statements). This long term reduction in interest expense was offset by the expensing of $2.4 million of fees incurred related to the amendment.

•	Other (income) expense, net declined mainly due to the impact of $3.9 million foreign currency loss resulting from our adoption of highly inflationary accounting for our Venezuelan subsidiary in 2010.

Income Taxes:

	Six Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Income from continuing operations, before income taxes	$65.4	$54.5	$10.9	20.0%

Provision for income taxes	39.5	39.9	(0.4)	-1.0%

Effective income tax rate	60.4%	73.2%

•

For the fiscal year ending December 31, 2011, we are projecting an effective income tax rate of approximately 58% on pre-tax income from continuing operations. The projected effective income tax rate for the fiscal year exceeds the statutory income tax rate primarily as a result of increased valuation allowances against net deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

•

We reported an effective income tax rate of 60.4% on the pre-tax income from continuing operations for the six month period ended July 1, 2011, which approximates the estimated annual effective income tax rate.

•

We reported an effective income tax rate of 73.2% on the pre-tax income from continuing operations for the six month period ended July 2, 2010. The high effective income tax rate is primarily the result of increased valuation allowances against deferred tax assets in certain jurisdictions and increases in reserves for uncertain tax positions.

Net income:

Our net income of $25.9 million for the first six months of 2011 decreased by $20.4 million when compared to the first six months of 2010. Excluding the impact of foreign currency exchange of $7.1 million, our net income increased by $13.3 million. The increase in net income is primarily due to higher operating profit, lower interest expense, the impact of discontinued operations and the adoption of highly inflationary accounting in Venezuela in 2010.

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

EBITDA should not be construed as a substitute for, and should be considered together with, net cash flows provided by operating activities as determined in accordance with U.S. GAAP. The following table reconciles EBITDA to net cash flows provided by operating activities, which is the U.S. GAAP measure most comparable to EBITDA for the three months ended July 1, 2011 and July 2, 2010.

	Six Months Ended
(dollars in millions)	July 1, 2011	July 2, 2010
Net cash used in operating activities	$(53.5)	$(28.3)
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures of businesses	161.9	142.0
Changes in deferred income taxes	(1.1)	(17.5)
Depreciation and amortization expense	(58.2)	(54.2)
Interest accreted on notes payable		(12.5)
Japan inventory loss	(0.7)	—
Amortization and payment of debt issuance costs	(10.0)	(5.7)
Accretion of original issue discount	(3.2)	(1.5)
Stock-based compensation	(6.2)	(7.3)
Other	(3.1)	(9.4)

Net income	25.9	5.6

Provision for income taxes	39.5	39.9
Interest expense, net	66.0	69.0
Depreciation and amortization expense	58.2	54.2

	$189.6	$168.7

EBITDA for the six months ended July 1, 2011 increased by $20.9 million when compared to the same period in the prior year. Excluding the impact of foreign currency of $13.2 million, EBITDA improved by $7.7 million during the current period. This was primarily due to higher operating profit.

Diversey Credit Agreement EBITDA. For the purpose of calculating compliance with our financial covenants, the credit agreement for Diversey’s Senior Secured Credit Facilities (see discussion in Liquidity and Capital Resources, Debt and Contractual Obligations) requires Diversey to use a financial measure called Credit Agreement EBITDA, which is calculated as follows:

(dollars in millions)
EBITDA	$189.6
Restructuring related costs	1.7
Non-cash expenses and charges	1.9
Non-recurring gains or losses	20.0
Compensation adjustment and consulting fees	12.4

Credit Agreement EBITDA	$225.6

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

Liquidity and Capital Resources

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated statements of cash flows:

	Six Months Ended		Change
(dollars in millions)	July 1, 2011	July 2, 2010	Amount	Percentage

Net cash used in operating activities	$(53.5)	(28.3)	$(25.2)	-89.0%
Net cash used in investing activities	(51.4)	(33.9)	(17.5)	-51.6%
Net cash provided by (used in) financing activities	5.0	(2.1)	7.1	338.1%
Capital expenditures	49.6	36.2	13.4	37.0%

•

The increase in net cash used in operating activities during the six months ended July 1, 2011 as compared to the same period last year was primarily increase in working capital during the current period, explained below.

•

The increase in net cash used in investing activities during the six months ended July 1, 2011 as compared to the same period last year was primarily due to an increase of $13.4 million in capital expenditures and the acquisition of business and other intangibles (see Note 5 to the consolidated financial statements).

•

The increase in net cash provided by financing activities during the six months ended July 1, 2011 as compared to the same period last year was mainly due to an increase in proceeds from short-term borrowings.

The following table sets forth, for the periods presented, information relating to our liquidity and capital resources as summarized from our consolidated balance sheets:

	As of		Change
	July 1, 2011	December 31, 2010	Amount	Percentage
Cash and cash equivalents	$71.7	$169.1	$(97.4)	-57.6%
Working capital*	578.6	481.1	97.5	20.3%
Short-term borrowings	40.0	24.2	15.8	65.3%
Total borrowings	1,526.2	1,479.4	46.8	3.2%

*	Working capital is defined as net accounts receivable plus inventories less accounts payable (including related party amounts).

•	The decrease in cash and cash equivalents as of July 1, 2011 compared to December 31, 2010 resulted primarily from cash used in operating activities and $49.6 million in capital expenditures.

•

Working capital increased by $97.5 million during the six months ended July 1, 2011. This increase resulted primarily from a $64.2 million increase in inventories and an increase of $70.6 million in accounts receivable offset by an increase of $37.3 million in accounts payable. The increase in inventories was primarily driven by a build up for new product offerings, the transition of our manufacturing operations, and normal seasonal build patterns. The increase in accounts payable is primarily a result of the increase in inventories and the impact of a generally weaker U.S. dollar compared to other foreign currencies. The increase in accounts receivable is primarily the result of an increase in sales and the impact of a generally weaker U.S. dollar compared to other foreign currencies.

•

As of July 1, 2011, short-term borrowings primarily consisted of borrowings by our foreign subsidiaries on local lines of credit, which totaled $40.0 million at a weighted average interest rate of approximately 6.97%. Local credit arrangements vary by country and are primarily used to fund working capital. The maximum amount of short-term borrowings during 2011 was $49.2 million.

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

The Diversey Senior Secured Credit Facilities consist of (a) a revolving loan facility in an aggregate principal amount not to exceed $250.0 million, including a letter of credit sub-limit of $50.0 million and a swingline loan sub-limit of $30.0 million, that matures on November 24, 2014, and (b) term loan facilities in US dollars, euros and Canadian dollars maturing on November 24, 2015 (“Term Loans”). The Diversey Senior Secured Credit Facilities also provide for an increase in the revolving credit facility of up to $50.0 million under specified circumstances. The revolving facility will mature on November 24, 2014. As of July 1, 2011, we had $3.7 million in letters of credit outstanding under the revolving portion of the Diversey Senior Secured Credit Facilities and therefore had the ability to borrow an additional $246.3 million under this revolving facility.

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

In connection with the amendment and in accordance with ASC 470-50, Debt Modifications and Extinguishments, Diversey expensed $2.4 million in transaction fees paid to third parties and wrote-off $0.2 million in unamortized discounts and capitalized debt issuance costs. These amounts are included in interest expense in the consolidated statements of operations for the six months ended July 1, 2011. The effective interest rates on the Term loans were reduced from 5.70% – 6.91% to 4.19% – 5.40%.

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

As of July 1, 2011, we had total indebtedness of $1.546 billion, consisting of $262.5 million of Holdings Senior Notes, $400.0 million of Diversey Senior Notes, $843.1 million of borrowings under the Diversey Senior Secured Credit Facilities, and $40.0 million in other short-term credit lines. In addition, we had $173.6 million in operating lease commitments, $1.4 million in capital lease commitments and $3.7 million committed under letters of credit.

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

Restricted Cash. As of July 1, 2011, we had $12.1 million classified as restricted cash in our consolidated balance sheets. These funds will be used to pay for our November 2005 Plan restructuring obligations (see Note 7 to the consolidated financial statements).

Measurement of income tax reserve position. For the fiscal year ending December 31, 2011, we expect to increase income tax reserve liabilities by $6.7 million, resulting in total income tax reserve liabilities of $43.8 million. Total income tax reserve liabilities for which payments are expected in less than one year are $7.7 million. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to non-current income tax reserve liabilities.

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

The March 2011 amendment to the Diversey Senior Secured Credit Facilities fixed the maximum leverage ratio at 4.75 to 1 for the duration of the facilities.

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

Compliance with Maximum Leverage Ratio and Minimum Interest Coverage Ratio. For Diversey’s financial covenant period ended on July 1, 2011, Diversey was in compliance with the maximum leverage ratio and minimum interest coverage ratio covenants contained in the credit agreement for Diversey Senior Secured Credit Facilities.

Plan of Merger

In connection with the Merger Agreement, the Company’s indebtedness consisting of the Senior Secured Credit Facilities, Diversey Senior Notes, certain local borrowings, as well as the Holding Senior Notes, will be paid off by Sealed Air. Upon the extinguishment of this indebtedness, the Company expects to write-off currently unamortized discounts and capitalized debt issuance costs, which are carried in the Company’s balance sheet as of July 1, 2011 at $19.4 million and $57.8 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Disclosure Controls. As of the end of the period covered by this quarterly report, under the supervision and with the participation of senior management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our Disclosure Controls as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this quarterly report, our Disclosure Controls are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting during the quarter ended July 1, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of May 31, 2011 by and among Sealed Air Corporation, Solution Acquisition Corp. and Diversey Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the SEC on June 3, 2011).

10.1	Separation Agreement between Diversey, Inc. and David S. Andersen dated January 25, 2011 (effective March 18, 2011) (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed with the SEC on May 12, 2011).

10.2	Diversey, Inc. Annual Incentive Plan, amended and restated effective as of December 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed with the SEC on May 12, 2011).

10.3	Diversey, Inc. Long-Term Cash Incentive Plan, as amended on December 31, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed with the SEC on May 12, 2011).

10.4	Diversey, Inc. Profit Sharing Plan, as amended on December 31, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed with the SEC on May 12, 2011).

10.5	Diversey, Inc. Severance Pay Plan, as amended on December 31, 2010 (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed with the SEC on May 12, 2011).

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document: File dhi-20110701.xml*

101.2	XBRL Taxonomy Extension Schema Document: File dhi-20110701.xsd*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document: File dhi-20110701_cal.xml*

101.4	XBRL Taxonomy Extension Definition Linkbase Document: File dhi-20110701_def.xml*

101.5	XBRL Taxonomy Extension Label Linkbase Document: File dhi-20110701_lab.xml*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document: File dhi-20110701_pre.xml*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended July 1, 2011, and July 2, 2010; (ii) Consolidated Balance Sheets at July 1, 2011, and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the six months ended July 1, 2011, and July 2, 2010; and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIVERSEY HOLDINGS, INC.

Date: August 8, 2011	/s/ Norman Clubb
Norman Clubb, Executive Vice President and Chief Financial Officer

DIVERSEY HOLDINGS, INC.

EXHIBIT INDEX

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Instance Document: File dhi-20110701.xml*

101.2	XBRL Taxonomy Extension Schema Document: File dhi-20110701.xsd*

101.3	XBRL Taxonomy Extension Calculation Linkbase Document: File dhi-20110701_cal.xml*

101.4	XBRL Taxonomy Extension Definition Linkbase Document: File dhi-20110701_def.xml*

101.5	XBRL Taxonomy Extension Label Linkbase Document: File dhi-20110701_lab.xml*

101.6	XBRL Taxonomy Extension Presentation Linkbase Document: File dhi-20110701_pre.xml*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended July 1, 2011, and July 2, 2010; (ii) Consolidated Balance Sheets at July 1, 2011, and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the six months ended July 1, 2011, and July 2, 2010; and (vi) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed “furnished” and not “filed” for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.